Form 10-Q
period 1995-02-28
DATA TRANSLATION INC
filed 1995-04-13
CIK 713138

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                    FORM 10-Q

(Mark One)

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

        For The Quarterly Period Ended:   February 28, 1995
                                          -----------------

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

        For The Transition period from _____ to ______


   Commission File Number: 0-14779
                           -------


                             DATA TRANSLATION, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Massachusetts                               04-2532613
  --------------------------------      -------------------------------------
   (State or other jurisdiction         (I.R.S. Employer Identification Number)
  of organization or incorporation)

                                 100 Locke Drive
                            Marlborough, Massachusetts
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                    01752
           ----------------------------------------------------------
                                  (Zip code)

                                 (508) 481-3700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes ___X___             No ________

                Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      Common Stock, par value $.01 per share          2,998,612 shares
      --------------------------------------  ---------------------------------
                     Class                     Outstanding at March 31, 1995

                DATA TRANSLATION, INC. AND SUBSIDIARIES


                                INDEX
                                -----

                                                                 Page No.
        Financial Information:                                   --------

          Consolidated Balance Sheets as of
            November 30, 1994 and February 28, 1995 ................ 3

          Consolidated Statements of Operations for the
            Three Months Ended February 28, 1994 and
              February 28, 1995 .................................... 4

          Consolidated Statements of Stockholders' Equity
            For the Fiscal Year Ended November 30, 1994
              and the Three Months Ended February 28, 1995 ......... 5

          Consolidated Statements of Cash Flows for the
            Three Months Ended February 28, 1994 and
              February 28, 1995 .................................... 6

          Notes to Consolidated Financial Statements ............... 7-9

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations .......... 10-11


        Part II - Other Information ................................ 12

        Signatures ................................................. 13

                                                                 Page 3 of 13
                     DATA TRANSLATION, INC. & SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                  November 30    February 28
                                                     1994           1995
                                                  -----------    -----------
                                                                 (unaudited)
Current Assets:

   Cash and cash equivalents                     $ 1,592,000    $ 2,517,000
   Marketable securities (Note 2)                  2,487,000      9,747,000
   Accounts receivable, net of reserves of
    $435,000 in 1994 and $495,000 in 1995          9,045,000      9,675,000
   Inventories                                     2,759,000      4,237,000
   Prepaid expenses                                  647,000      1,010,000
   Prepaid income taxes                               61,000         61,000
                                                  ----------     ----------
        Total current assets                      16,591,000     27,247,000

Equipment and Leasehold Improvements, net          2,367,000      2,320,000

Other Assets - net                                   241,000        261,000
                                                  ----------     ----------

Total Assets                                     $19,199,000    $29,828,000
                                                  ==========     ==========

Current Liabilities:

   Accounts payable                              $ 3,745,000    $ 4,502,000
   Due to related party                              546,000        273,000
   Accrued expenses                                3,922,000      4,332,000
                                                  ----------     ----------
        Total current liabilities                  8,213,000      9,107,000

Deferred Income Taxes                                  2,000          3,000

Stockholders' Equity:

   Preferred Stock, $.01 par value,
      Authorized - 1,000,000 shares, none issued       -              -
   Common Stock, $.01 par value,
      Authorized - 10,000,000 shares, issued -
      3,383,000 in 1994 and 3,421,000 in 1995         34,000         34,000
   Capital in excess of par value                  8,773,000     14,893,000
   Retained earnings                               6,894,000      7,601,000
   Cumulative translation adjustment                  64,000        110,000
   Less treasury stock, at cost, 1,127,000
      shares in 1994 and 435,000 shares in 1995   (4,781,000)    (1,843,000)
   Reserve for unrealized investment losses            -            (77,000)
                                                  ----------     ----------
        Total stockholders' equity                10,984,000     20,718,000
                                                  ----------     ----------
Total Liabilities and Stockholders' Equity       $19,199,000    $29,828,000
                                                  ==========     ==========

                The accompanying notes are an integral part of these
                        consolidated financial statements.

                      DATA TRANSLATION, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended
                                                    -----------------------
                                                 February 28,     February 28,
                                                    1994             1995
                                                   ------           ------
    Net sales:
         Digital media                          $  1,623,000     $  5,207,000
         Data acquisition and imaging              5,943,000        5,775,000
         Networking distribution                   3,386,000        3,855,000
                                                  ----------       ----------
    Total net sales                               10,952,000       14,837,000

    Cost of sales                                  5,890,000        7,711,000
                                                  ----------       ----------
         Gross profit                              5,062,000        7,126,000


    Research and development expenses              1,697,000        1,683,000

    Selling and marketing expenses                 2,811,000        3,936,000

    General and administrative expenses              805,000          916,000
                                                  ----------       ----------
         Income (loss) from operations              (251,000)         591,000

    Interest income                                   35,000          143,000
    Interest expense                                  (1,000)          (8,000)
    Other expense                                    (27,000)          (5,000)
                                                  ----------       ----------

       Income (loss) before income taxes            (244,000)         721,000

    Income tax expense                                12,000           14,000
                                                  ----------       ----------
        Net income (loss)                       $   (256,000)    $    707,000
                                                  ==========       ==========

    Net income (loss) per common share          $      (0.12)    $       0.22
                                                       =====            =====
    Weighted average number of common and
         common equivalent shares outstanding      2,162,000        3,211,000



             The accompanying notes are an integral part of these
                      consolidated financial statements.

                                                                    Page 5 of 13
                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                Common Stock
                                               $.01 Par Value
                                     -------------------------------                                     Reserve for
                                                          Capital in             Cumulative              unrealized     Total
                                      Issued              Excess of    Retained  Translation  Treasury   investment Stockholders'
                                      Shares     Amount   Par Value    Earnings  Adjustment     Stock      losses      Equity
                                     ---------  --------  ----------  ---------  ----------- ----------  ---------- -------------
  Balance November 30, 1993          3,282,000   $33,000  $8,322,000  $6,574,000  ($102,000) ($4,781,000)      -       10,046,000

  Proceeds from stock plans            124,000     1,000     762,000        -          -           -           -          763,000

  Effect of stock-for-stock
     exercise                          (23,000)      -      (311,000)       -          -           -           -         (311,000)

  Translation adjustment                  -          -          -           -       166,000        -           -          166,000

  Net income                              -          -          -        320,000       -           -           -          320,000
                                     ---------  --------  ----------   --------------------   ----------   --------   -----------
  Balance November 30, 1994          3,383,000   $34,000  $8,773,000  $6,894,000    $64,000  ($4,781,000)      -      $10,984,000

  Proceeds from stock plans             38,000       -       256,000        -          -           -           -          256,000

  Public sale of treasury stock, net
    of issuance costs of $375,000         -          -     5,864,000        -          -       2,938,000       -        8,802,000

  Translation adjustment                  -          -          -           -        46,000        -           -           46,000

  Net income                              -          -          -        707,000       -           -           -          707,000

  Reserve for unrealized
    investment losses                     -          -          -           -          -           -      ($77,000)       (77,000)
                                     ---------  --------  ----------   --------------------   ----------   --------   -----------
  Balance February 28, 1995          3,421,000   $34,000 $14,893,000  $7,601,000   $110,000  ($1,843,000) ($77,000)   $20,718,000
                                     =========  ========  ==========   ====================   ==========   ========    ==========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                                                                    Page 6 of 13
                  DATA TRANSLATION, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                                          Three Months Ended:
                                                                       February 28,    February 28,
                                                                           1994            1995
                                                                         --------        --------
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                $     (256,000)  $     707,000
    Adjustments to reconcile net income (loss) to
     net cash used in operating activities-
             Depreciation and amortization                                  434,000         418,000
             Gain on sale of equipment                                       (1,000)         (2,000)
             Loss on sale of marketable securities                            1,000            -

             Change in assets and liabilities-
               Accounts receivable                                       (1,378,000)       (630,000)
               Inventories                                                 (285,000)     (1,478,000)
               Prepaid expenses                                             (30,000)       (363,000)
               Prepaid income taxes                                           3,000            -
               Bank overdraft                                                78,000            -
               Accounts payable                                             624,000         757,000
               Due to related party                                        (273,000)       (273,000)
               Accrued expenses                                             172,000         410,000
                                                                          ---------       ---------
             Net cash used in operating activities                   $     (911,000)  $    (454,000)
                                                                          ---------       ---------
  CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchases of equipment and leasehold improvements             (240,000)       (340,000)
             Proceeds from sale of equipment                                   -              5,000
             Increase in other assets                                       (62,000)        (45,000)
             Purchases of marketable securities                            (557,000)     (7,345,000)
             Proceeds from sales of marketable securities                   660,000           8,000
                                                                          ---------       ---------
             Net cash used in investing activities                   $     (199,000)  $  (7,717,000)
                                                                          ---------       ---------
  CASH FLOWS FROM FINANCING ACTIVITIES:
             Proceeds from stock plans                                       88,000         256,000
             Net proceeds from public sale of treasury stock                   -          8,802,000
                                                                          ---------       ---------
             Net cash provided by financing activities               $       88,000   $   9,058,000
                                                                          ---------       ---------
  EXCHANGE RATE EFFECTS                                                      29,000          38,000
                                                                          ---------       ---------
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               $     (993,000)  $     925,000

  CASH AND CASH EQUIVALENTS, beginning of period                          1,528,000       1,592,000
                                                                          ---------       ---------
  CASH AND CASH EQUIVALENTS, end of period                           $      535,000   $   2,517,000
                                                                          =========       =========
  OTHER TRANSACTIONS NOT PROVIDING (USING) CASH
             Decrease in marketable securities                                -              77,000
             Increase in reserve for unrealized investment loss               -             (77,000)
                                                                          ---------       ---------
                                                                     $        -       $       -
                                                                          =========       =========
  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
             Cash paid for income taxes                              $        -       $       1,000
                                                                          =========       =========
             Cash paid for interest                                  $        1,000   $       8,000
                                                                          =========       =========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                                                                Page 7 of 13
                   DATA TRANSLATION, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

        1.  Basis of Presentation

                In the opinion of management, these unaudited consolidated financial statements and disclosures reflect all adjustments necessary for fair presentation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

                Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest audited financial statements, which are contained in the Company's 1994 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 1995.

        2. Cash Equivalents and Marketable Securities

                Cash equivalents are carried at cost which approximates market value and have maturities of less than three months. Cash equivalents include money market accounts and U.S. Treasury bills.

                Marketable securities held as of February 28, 1995, consist of the following:

                                             Maturity             Market Value
                                             ---------------------------------
        Investments held to maturity:
            U.S. Treasury Bills               4-10 months        $7,330,000

        Investments available for sale:
            U.S. Treasury Strips              less than 1 year   $  377,000

            U.S. Treasury Notes               1 - 5  years        1,168,000

            U.S. Agency Bonds                 1 - 5  years          380,000
            U.S. Agency Bonds                 6 - 10 years          180,000
                                                                   --------
            Total U.S. Agency Bonds                                 560,000

            Utility Bonds                     1 - 5  years          286,000

            U.S. Agency Passthroughs          6 - 10 years           10,000
            U.S. Agency Passthroughs             10+ years           16,000
                                                                   --------
        Total Investments Available for Sale                     $2,417,000
                                                                  =========

                Marketable securities had a cost of $2,600,000 and $9,824,000 at November 30, 1994 and February 28, 1995, respectively, and a market value of $2,487,000 and $9,747,000, respectively. To reduce the carrying amount of the portfolio to market value, a valuation allowance in the amount of $113,000 and $77,000 for November 30, 1994 and February 28, 1995 was established with a corresponding charge to net income on November 30, 1994 and as a separate component of shareholders' equity on February 28, 1995 due to the Company's adoption of the provisions of Statement of Financial Accounting Standard (SFAS) No. 115, "Accounting of Certain Investments in Debt and Equity Securities" as of December 1, 1994.

                  DATA TRANSLATION, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

        3.  Inventories

                Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following:


                                        November 30,    February 28,
                                            1994            1995
                                        -----------     -----------
        Raw materials                   $   617,000      $   982,000
        Work-in-process                     434,000          670,000
        Finished goods                    1,708,000        2,585,000
                                          ---------        ---------
                                        $ 2,759,000      $ 4,237,000
                                          =========        =========

        Work-in-process and finished goods inventories include material, labor and manufacturing overhead. Management performs periodic reviews of inventory and disposes of items not required by their manufacturing plan.

        4.  Net Income (Loss) Per Common Share

                Net income (loss) per common share is based upon dividing net income (loss) by the weighted average number of common shares out-standing during each period. Common equivalent shares have been included for any period where their effect is dilutive. Fully diluted net income (loss) per common share has not been separately presented, as the amounts would not be materially different from the amounts presented.

        5.  Contingencies

                From time to time the Company is involved in disputes and/or litigation encountered in its normal course of business. The Company does not believe that the ultimate impact of the resolution of any outstanding matters will have a material effect on the Company's financial condition or results of operations.

        6. Capitalized Software Development Costs

                The Company capitalizes certain computer software development costs. Such costs, net of accumulated amortization, were approximately $215,000 and $235,000 as of November 30, 1994 and February 28, 1995,
        respectively and are included in other assets. These costs are amortized on a straight-line basis over two years which approximates the life of the product. Amortization expense, included in cost of goods sold, was approximately $45,000 and $25,000 for the three months ended February 28, 1994 and 1995, respectively.

        7. Income Taxes

                In February 1992, the Financial Accounting Standards Board issued SFAS No. 109, "Accounting for Income Taxes." The Company adopted the provisions of SFAS No. 109 on December 1, 1993. There was no effect on net income of adopting the provisions of SFAS No. 109.

                 DATA TRANSLATION, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)



        7. Income Taxes (continued)

                The tax provision of $14,000 for the first quarter of fiscal 1995 compares to a tax provision of $12,000 in fiscal 1994. Any potential tax provision resulting from operating income by the Company's domestic operations has been offset by net operating loss carryforwards.

                The components of the net deferred tax amount recognized in the accompanying balance sheets are:

                                        November 30,      February 28,
                                            1994             1995
                                        ------------     -------------
        Deferred tax assets            $ 3,563,000       $  3,392,000
        Deferred tax liabilities          (271,000)          (275,000)
        Valuation allowance             (3,294,000)        (3,120,000)
                                        ----------         ----------
                                       $    (2,000)      $     (3,000)
                                        ==========         ==========

                The approximate tax effect of each type of temporary difference and carryforward before allocation of the valuation allowance is:


        Net operating losses           $ 1,638,000       $  1,313,000
        Other temporary differences        989,000          1,099,000
        Alternative minimum tax credits     50,000             50,000
        General business credits           615,000            655,000
                                        ----------         ----------
                                       $ 3,292,000       $  3,117,000
                                        ==========         ==========

                The tax credit and net operating loss carryforwards expire at various dates through 2008. Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable net deferred tax assets.

                The United States Tax Reform Act of 1986 contains provisions which may limit the net operating loss and tax credit carryforwards available to be used in any given year in the event of significant changes in ownership, as defined.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS



        Results of Operations

                The following table shows certain consolidated statement of operations data as a percentage of total net sales.

                                                        Three Months
                                                            Ended
                                                        February 28,
                                                    --------------------
                                                       1994       1995
                                                       ----       ----
        Net sales:
            Digital media...........................   14.8%      35.1%
            Data acquisition and imaging............   54.3       38.9
            Networking distribution.................   30.9       26.0
                                                      -----      -----
        Total net sales.............................  100.0      100.0

        Gross margin................................   46.2       48.0
        Research and developement expenses..........   15.5       11.3
        Selling and marketing expenses..............   25.7       26.5
        General and administrative expenses.........    7.3        6.2
                                                      -----      -----
        Income (loss) from operations...............   (2.3)       4.0
        Interest income (expense) and other, net....    0.1        0.9
        Provision for income taxes..................    0.1        0.1
                                                      -----      -----
        Net income (loss)...........................   (2.3)%      4.8%
                                                      =====      =====

        Comparison of First Fiscal Quarter of 1995 to
           First Fiscal Quarter of 1994:

                Total net sales for the fiscal quarter ended February 28, 1995 were $14,837,000, which was an increase of 35.5% or $3,885,000 from the same period a year ago. This increase was primarily a result of higher net sales from the Company's digital media product, Media 100(R), which accounted for $5,207,000 or 35.1% of the Company's total net sales compared to $1,623,000 or 14.8% in the same period a year ago. This marks the seventh consecutive quarter of increased sales from Media 100 which began shipping in August of 1993. Networking distribution sales increased $469,000 or 13.9% from the comparable quarter in 1994 to $3,855,000 or 26% of the Company's total net sales. Net sales from the Company's data acquisition and imaging products were down 2.8% or $168,000 compared to the first quarter of fiscal 1994.

                While total net sales increased 35.5%, cost of sales increased only by 30.9% of total net sales. As a result, the gross margin increased to 48.0% of total net sales compared to 46.2% in the comparable quarter of the prior year. The increase in gross margin was primarily a result of higher gross margins on networking distribution sales as compared to the previous year. The gross margin improvement was also attributable, to a lesser extent, to the decrease in networking distribution sales as a percentage of total net sales as the margin on networking distribution sales are much lower than the Company's own manufactured product sales.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS
                                    (CONTINUED)


        Comparison of First Fiscal Quarter of 1995 to
           First Fiscal Quarter of 1994 (continued):

                The income from operations for the first fiscal quarter of 1995 was $591,000, compared to a loss of $251,000 in the comparable quarter of the prior year. The operating income reflects the higher net sales and gross margins as mentioned above, offset by an increase in operating expenses of $1,222,000. Selling and marketing expenses increased by $1,125,000 largely due to the additional cost associated with the sales and promotion of Media 100. General and administrative expenses were up slightly from the comparable quarter while research and development expenses remained relatively the same.

                The tax provision of $14,000 for the first fiscal quarter of 1995 compares to a tax provision of $12,000 in fiscal 1994. Any potential tax provision resulting from operating income by the Company's domestic operations has been offset by net operating loss carryforwards.

                The net income for the fiscal quarter ended February 28, 1995 was $707,000 compared to a net loss of $256,000 for the same period in 1994. As a result, net income per share was $0.22 compared to a net loss per share of $0.12 for the first quarter of 1994.



        Liquidity and Capital Resources

                During the first fiscal quarter of 1995, the Company's cash and cash equivalents balance increased by $925,000. This increase was primarily a result of a public stock offering generating net proceeds of approximately $8,802,000. The net proceeds were invested in U.S. Treasury bills with maturities ranging from three months to less than one year. Net cash used by operations was $454,000 reflecting higher working capital requirements for the Company's growing operations.

                At the end of February, the Company had available an unused line of credit in the United Kingdom equivalent to approximately $600,000.

                The Company plans to fund and support a business plan which includes continuing investment in research and development for both the digital media and other product areas. The Company believes that the net proceeds from its recent stock offering, together with cash generated from future operations, will be sufficient to meet the Company's cash requirements for the foreseeable future.

                        PART II.  OTHER INFORMATION



        Item 6.  Exhibits and Reports on Form 8-K
                 --------------------------------

                a)  Exhibits

                       Exhibit
                       Number             Description
                       -------       ------------------------
                         27          Financial Data Schedule


                b)  Reports on Form 8-K

                    No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                SIGNATURES





                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Data Translation, Inc.




   Date: April 13, 1995  By:   /s/ Ellen W. Harpin
                             --------------------------------
                                     Ellen W. Harpin
                                 Vice President & Treasurer
                                (Principal Financial Officer)




   Date: April 13, 1995  By:   /s/ Gary B. Godin
                             --------------------------------
                                     Gary B. Godin
                                Chief Accounting Officer &
                                 Corporate Controller