Form 10-Q
period 1995-05-31
DATA TRANSLATION INC
filed 1995-07-17
CIK 713138

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                   FORM 10-Q

(Mark One)

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

        For The Quarterly Period Ended:    May 31, 1995
                                          -----------------

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

                        Yes    X                No
                            -------                --------

                Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      Common Stock, par value $.01 per share         3,018,277 shares
      --------------------------------------  ---------------------------------
                     Class                     Outstanding at June 30, 1995

                DATA TRANSLATION, INC. AND SUBSIDIARIES


                                INDEX
                                -----

                                                                 Page No.
        Financial Information:                                   --------

          Consolidated Balance Sheets as of
            November 30, 1994 and May 31, 1995 ..................... 3

          Consolidated Statements of Operations for the
            Three and Six Months Ended May 31, 1994 and 1995 ....... 4

          Consolidated Statements of Stockholders' Equity
            For the Fiscal Year Ended November 30, 1994
              and the Six Months Ended May 31, 1995 ................ 5

          Consolidated Statements of Cash Flows for the
            Six Months Ended May 31, 1994 and 1995 ................. 6

          Notes to Consolidated Financial Statements ............... 7-9

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations .......... 10-12


        Part II - Other Information ................................ 13

        Signatures ................................................. 14

                                                                    Page 3 of 14
                     DATA TRANSLATION, INC. & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                      November 30,      May 31,
                                                                          1994            1995
                                                                      ------------    ------------
                                                                                       (unaudited)
Current Assets:
          Cash and cash equivalents                                  $  1,592,000    $  5,777,000
          Marketable securities (Note 2)                                2,487,000       6,569,000
          Accounts receivable, net of reserves of
            $435,000 in 1994 and $462,000 in 1995                       9,045,000      10,718,000
          Inventories                                                   2,759,000       5,566,000
          Prepaid expenses                                                647,000       1,225,000
          Prepaid income taxes                                             61,000          65,000
                                                                      ------------    ------------
             Total current assets                                      16,591,000      29,920,000

Equipment and Leasehold Improvements, net                               2,367,000       2,896,000

Other Assets - net                                                        241,000         246,000
                                                                      ------------    ------------
Total Assets                                                         $ 19,199,000    $ 33,062,000
                                                                      ============    ============

Current Liabilities:
          Accounts payable                                           $  3,745,000    $  3,923,000
          Due to related party                                            546,000           -
          Accrued expenses                                              3,922,000       7,191,000
                                                                      ------------    ------------
             Total current liabilities                                  8,213,000      11,114,000

Deferred Income Taxes                                                       2,000           3,000

Stockholders' Equity:
        Preferred Stock, $.01 par value,
           Authorized - 1,000,000 shares, none issued                       -               -
        Common Stock, $.01 par value,
           Authorized - 10,000,000 shares, issued -
           3,383,000 in 1994 and 3,450,000 in 1995                         34,000          35,000
        Capital in excess of par value                                  8,773,000      15,071,000
        Retained earnings                                               6,894,000       8,632,000
        Cumulative translation adjustment                                  64,000         102,000
        Less treasury stock, at cost, 1,127,000
           shares in 1994 and 435,000 shares in 1995                   (4,781,000)     (1,843,000)
        Reserve for unrealized investment losses                            -             (52,000)
                                                                      ------------    ------------

             Total stockholders' equity                                10,984,000      21,945,000

Total Liabilities and Stockholders Equity                            $ 19,199,000    $ 33,062,000
                                                                      ============    ============

                       The accompanying notes are an integral part of these
                               consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                        Three Months Ended May 31,           Six Months Ended May 31,
                                           1994              1995             1994              1995
                                       -----------      ------------      ------------      -------------
Net sales:
  Digital Media                       $ 2,840,000      $  6,979,000      $  4,463,000      $  12,186,000
  Data acquisition and imaging          5,601,000         5,001,000        11,545,000         10,776,000
  Networking distribution               3,770,000         5,396,000         7,156,000          9,251,000
                                       -----------      ------------      ------------      -------------
Total net sales                        12,211,000        17,376,000        23,164,000         32,213,000

Cost of sales                           6,543,000         9,035,000        12,434,000         16,746,000
                                       -----------      ------------      ------------      -------------

  Gross profit                          5,668,000         8,341,000        10,730,000         15,467,000

Research and development expenses       1,793,000         1,844,000         3,490,000          3,527,000
Selling and marketing expenses          3,040,000         4,666,000         5,851,000          8,602,000
General and administrative expenses       852,000           958,000         1,657,000          1,874,000
                                       -----------      ------------      ------------      -------------

  Operating income (loss)                 (17,000)          873,000          (268,000)         1,464,000

Interest income                            49,000           217,000            84,000            359,000
Interest expense                           (3,000)            -                (4,000)            (8,000)
Other income (expense)                     (9,000)            3,000           (36,000)            (2,000)
                                       -----------      ------------      ------------      -------------
  Income (loss) before provision
           for income taxes                20,000         1,093,000          (224,000)         1,813,000

Tax provision                              60,000            62,000            72,000             75,000
                                       -----------      ------------      ------------      -------------

  Net income (loss)                   $   (40,000)     $  1,031,000      $   (296,000)     $   1,738,000
                                       ===========      ============      ============      =============


Net income (loss) per common share         ($0.02)            $0.31            ($0.14)             $0.53
                                       ===========      ============      ============      =============
Weighted average number of common
  shares outstanding                    2,186,000         3,343,000         2,174,000          3,274,000

                  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                  DATA TRANSLATION, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                               (Unaudited)

                                       Common Stock
                                       $.01 Par Value
                              --------------------------------
                                                                                                         Reserve for
                                                      Capital in               Cumulative                unrealized      Total
                                 Issued               Excess of    Retained    Translation    Treasury   investment   Stockholders'
                                 Shares     Amount    Par Value    Earnings    Adjustment     Stock       losses         Equity
                              -----------------------------------------------------------------------------------------------------

   Balance November 30, 1993    3,282,000   $33,000  $8,322,000   $6,574,000   ($102,000)   ($4,781,000)     -         $10,046,000

   Proceeds from stock plans      124,000     1,000     762,000         -           -              -         -             763,000


   Effect of stock-for-stock
      exercise                    (23,000)     -       (311,000)        -           -              -         -            (311,000)

   Translation adjustment            -         -           -            -        166,000           -         -             166,000

   Net income                        -         -           -         320,000        -              -         -             320,000
                              -----------------------------------------------------------------------------------------------------

   Balance November 30, 1994    3,383,000   $34,000  $8,773,000   $6,894,000     $64,000    ($4,781,000)     -         $10,984,000

   Proceeds from stock plans       67,000     1,000     434,000         -           -              -          -            435,000

   Public sale of treasury
    stock, net of issuance
    costs of $375,000                -         -      5,864,000         -           -         2,938,000       -          8,802,000

   Translation adjustment            -         -           -            -         38,000           -                        38,000

   Net income                        -         -           -       1,738,000        -              -                     1,738,000

   Reserve for unrealized
     investment losses               -         -           -            -           -              -      (52,000)         (52,000)
                              -----------------------------------------------------------------------------------------------------
   Balance May 31, 1995         3,450,000   $35,000 $15,071,000   $8,632,000    $102,000    ($1,843,000) ($52,000)     $21,945,000
                              =====================================================================================================

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                                                                   Page 6 of 14
                  DATA TRANSLATION, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited)

                                                            Six Months Ended:
                                                        May 31,           May 31,
                                                         1994              1995
                                                      ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $  (296,000)      $ 1,738,000
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities-
             Depreciation and amortization               843,000           846,000
             Gain on sale of equipment                      -                2,000
             Loss on sale of marketable securities         2,000            34,000

             Change in assets and liabilities-
               Accounts receivable                    (1,241,000)       (1,673,000)
               Inventories                              (622,000)       (2,807,000)
               Prepaid expenses                         (302,000)         (578,000)
               Prepaid income taxes                      159,000            (4,000)
               Accounts payable                          506,000           178,000
               Due to related party                         -             (546,000)
               Accrued expenses                          598,000         3,269,000
                                                      ----------        ----------
             Net cash provided by (used in)
              operating activities                   $  (353,000)      $   459,000

CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchases of equipment and leasehold
              improvments                               (386,000)       (1,295,000)
             Proceeds from sale of equipment               1,000             5,000
             Increase in other assets                    (75,000)          (75,000)
             Purchases of marketable securities         (695,000)       (7,898,000)
             Proceeds from sales of marketable
              securities                                 771,000         3,730,000
                                                      ----------        ----------

             Net cash used in investing activities   $  (384,000)      $(5,533,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
             Proceeds from stock plans                   249,000           435,000
             Net proceeds from public sale of
              treasury stock                                -            8,802,000
                                                      ----------        ----------
             Net cash provided by financing
              activities                             $   249,000       $ 9,237,000

EXCHANGE RATE EFFECTS                                     77,000            22,000

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                         $  (411,000)      $ 4,185,000

CASH AND CASH EQUIVALENTS, beginning of period         1,528,000         1,592,000

CASH AND CASH EQUIVALENTS, end of period             $ 1,117,000       $ 5,777,000
                                                      ==========        ==========
OTHER TRANSACTIONS NOT PROVIDING (USING) CASH
             Decrease in marketable securities              -               52,000
             Increase in reserve for unrealized
              investment loss                               -              (52,000)
                                                      ==========        ==========
                                                     $      -          $      -
                                                      ==========        ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
             Cash paid for income taxes              $     3,000       $    21,000
                                                      ==========        ==========
             Cash paid for interest                  $     1,000       $     8,000
                                                      ==========        ==========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                                                                Page 7 of 14
                   DATA TRANSLATION, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

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

                Marketable securities held as of May 31, 1995, consist of
        the following:
(TABLE)
(CAPTION)
                                             Maturity             Market Value
                                             ---------------------------------
        (S)                                  (C)                 (C)
        Investments held to maturity:
            U.S. Treasury Bills               less than 1 year   $4,126,000

        Investments available for sale:
            U.S. Treasury Notes               1 - 5  years        1,292,000

            U.S. Agency Bonds                 1 - 5  years          546,000
            U.S. Agency Bonds                 6 - 10 years          287,000
                                                                   --------
            Total U.S. Agency Bonds                                 833,000

            Utility Bonds                     1 - 5  years          296,000

            U.S. Agency Passthroughs          6 - 10 years           10,000

            Corporate Obligations                10+ years           12,000
                                                                   --------
        Total Investments Available for Sale                     $2,443,000
                                                                  =========
                Marketable securities had a cost of $2,600,000 and $6,621,000 at November 30, 1994 and February 28, 1995, respectively, and a market value of $2,487,000 and $6,569,000, respectively. To reduce the carrying amount of the portfolio to market value, a valuation allowance in the amount of $113,000 and $52,000 for November 30, 1994 and May 31, 1995
        was established with a corresponding charge to net income on November 30, 1994 and as a separate component of shareholders' equity on May 31, 1995 due to the Company's adoption of the provisions of Statement of Financial Accounting Standard (SFAS) No. 115, "Accounting of Certain Investments in Debt and Equity Securities" as of December 1, 1994.

                  DATA TRANSLATION, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

        3.  Inventories

                Inventories are stated at the lower of first-in, first-out
        (FIFO) cost or market and consist of the following:
(TABLE)
(CAPTION)
                                        November 30,       May 31,
                                            1994            1995
                                        -----------     -----------
        (S)                             (C)             (C)
        Raw materials                   $   617,000      $ 1,546,000
        Work-in-process                     434,000          825,000
        Finished goods                    1,708,000        3,195,000
                                          ---------        ---------
                                        $ 2,759,000      $ 5,566,000
                                          =========        =========
(/TABLE)

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

        5.  Contingencies

                On June 7, 1995, a lawsuit was filed against the Company by Avid Technology, Inc., in the United States District Court for the District of Massachusetts. The complaint generally alleges patent infringement by the Company arising from the manufacture, sale, and use of the Company's Media 100 product. The complaint includes requests for injunctive relief, treble damages, interest, costs, and fees. The Company intends to vigorously defend the lawsuit.

                From time to time the Company is involved in disputes and/or litigation encountered in its normal course of business. The Company does not believe that the ultimate impact of the resolution of any outstanding matters will have a material effect on the Company's financial condition or results of operations.

        6. Capitalized Software Development Costs

                The Company capitalizes certain computer software development costs. Such costs, net of accumulated amortization, were approximately $215,000 and $220,000 as of November 30, 1994 and May 31, 1995,
        respectively and are included in other assets. These costs are amortized on a straight-line basis over two years which approximates the life of the product. Amortization expense, included in cost of goods sold, was approximately $45,000 for the three months ended
        May 31, 1994 and 1995, respectively. During the six months ended
        May 31, 1994 and 1995, amortization expense was $90,000 and $70,000, respectively.

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

                The tax provision of $75,000 for the first six months of fiscal 1995 compares to a tax provision of $72,000 in fiscal 1994. Any potential tax provision resulting from operating income by the Company's domestic operations has been offset by net operating loss carryforwards.

                The components of the net deferred tax amount recognized in the accompanying balance sheets are:

                                        November 30,        May 31,
                                            1994             1995
                                        ------------     -------------
        Deferred tax assets            $ 3,563,000       $  2,995,000
        Deferred tax liabilities          (271,000)          (275,000)
        Valuation allowance             (3,294,000)        (2,723,000)
                                        ----------         ----------
                                       $    (2,000)      $     (3,000)
                                        ==========         ==========

                The approximate tax effect of each type of temporary difference and carryforward before allocation of the valuation allowance is:

        Net operating losses           $ 1,638,000       $    856,000
        Other temporary differences        989,000          1,099,000
        Alternative minimum tax credits     50,000             50,000
        General business credits           615,000            715,000
                                        ----------         ----------
                                       $ 3,292,000       $  2,720,000
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


                                           Three Months        Six Months
                                               Ended             Ended
                                              May 31,            May 31,
                                         ----------------   ---------------
                                           1994    1995      1994     1995
                                           ----    ----      ----     ----
        Net sales:
            Digital media...............   23.3%   40.2%     19.3%    37.8%
            Data acquisition and imaging   45.9    28.8      49.8     33.5
            Networking distribution.....   30.8    31.0      30.9     28.7
                                          -----   -----     -----    -----
        Total net sales.................  100.0   100.0     100.0    100.0

        Gross margin....................   46.4    48.0      46.3     48.0
        Research and development........   14.7    10.6      15.1     11.0
        Selling and marketing...........   24.9    26.9      25.3     26.7
        General and administrative......    6.9     5.5       7.1      5.8
                                          -----   -----     -----    -----
        Income (loss) from operations...   (0.1)    5.0      (1.2)     4.5
        Other income, net...............    0.3     1.3       0.2      1.1
        Provision for taxes.............    0.5     0.4       0.3      0.2
                                          -----   -----     -----    -----
        Net income (loss)...............   (0.3)    5.9      (1.3)     5.4
                                          =====   =====     =====    =====

        Comparison of Second Fiscal Quarter of 1995 to
           Second Fiscal Quarter of 1994:

                Total net sales for the fiscal quarter ended May 31, 1995 were $17,376,000, which was an increase of 42.3% or $5,165,000 from the same period a year ago. This increase was primarily a result of higher net sales from the Company's digital media product, Media 100(R), which accounted for $6,979,000 or 40.2% of the Company's total net sales compared to $2,840,000 or 23.3% in the same period a year ago. This marks the eighth consecutive quarter of increased sales from Media 100 and includes initial shipments to Grass Valley Group which is selling Media 100 as part of an integrated system. Networking distribution sales increased $1,626,000 or 43.1% from the comparable quarter in 1994 to $5,396,000 or 31.0% of the Company's total net sales. The increase in networking products represents improved performance as well as a steady growth in demand. Net sales from the Company's data acquisition and imaging products were down 10.7% or $600,000 compared to the second quarter of fiscal 1994 which reflects a shift in sales toward new, lower priced hardware products.

                While total net sales increased 42.3%, cost of sales increased by 38.1% increasing the gross margin to 48.0% of total net sales compared to 46.4% in the comparable quarter of the prior year. The increase in gross margin was primarily a result of higher gross margins on the Company's own manufactured product sales due to the higher utilization of the Company's manufacturing capacity as well as a favorable product mix.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS
                                    (CONTINUED)


        Comparison of Second Fiscal Quarter of 1995 to
           Second Fiscal Quarter of 1994 (continued):

                The income from operations for the second fiscal quarter of 1995 was $873,000, compared to a loss of $17,000 in the comparable quarter of the prior year. The operating income reflects the higher net sales and gross margins as mentioned above, offset by an increase in operating expenses of $1,783,000. Selling and marketing expenses increased by $1,626,000 largely due to the additional costs associated with the sales and promotion of Media 100. General and administrative expenses, as well as, research and development expenses were up slightly from the comparable quarter.

                The tax provision of $62,000 for the second fiscal quarter of 1995 compares to a tax provision of $60,000 in fiscal 1994 which was largely due to the taxable operations in the United Kingdom. Any potential tax provision resulting from operating income by the Company's domestic operations has been offset by net operating loss carryforwards.

                Net income for the fiscal quarter ended May 31, 1995 was $1,031,000 compared to a net loss of $40,000 for the same period in 1994. Net income for the period in 1995 included $217,000 of interest income earned from the proceeds of the earlier public offering. As a result, net income per share was $0.31 compared to a net loss per share of $0.02 for the second quarter of 1994.

        Comparison of First Half of Fiscal 1995 to
           First Half of Fiscal 1994:

                Net sales for the six month period ended May 31, 1995 were $32,213,000, which was an increase of 39.1% or $9,049,000 for the same period a year ago. The increase was primarily a result of higher net sales from Media 100 which has accounted for $12,186,000 or 37.8% of the Company's total net sales compared to $4,463,000 or 19.3% in the same period a year ago. During the first six months of fiscal 1995, networking distribution sales have increased $2,095,000 or 29.3% from the comparable period in fiscal 1994. The increases in net sales have been offset by lower data acquisition and imaging net sales of $769,000 or 6.7% from the first six months of fiscal 1994 reflecting a shift in sales toward new, lower priced hardware products.

                Gross margins for the first six months of fiscal 1995 were 48.0% compared to 46.3% in the comparable period of a year ago. This increase reflects higher margins on the Company's own manufactured products as mentioned previously. To a lesser extent, networking product sales constituted a lesser percentage of the Company's total net sales, thereby increasing gross margins since the networking products carry a significantly lower gross margin than the Company's own manufactured products.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS
                                    (CONTINUED)

        Comparison of First Half of Fiscal 1995 to
           First Half of Fiscal 1994 (continued):

                Income from operations for the first half of fiscal 1995 was $1,464,000 compared to a loss on operations of $268,000 in the same period of a year ago. The operating income reflects the higher net sales and gross margins, partially offset by higher operating expenses of $3,005,000. Selling and marketing expenses increased by $2,751,000 reflecting the additional costs associated with the sales and promotion of Media 100.

                The tax provision of $75,000 for the first six months of fiscal 1995 compares to a $72,000 tax provision for the same period of a year ago. These tax provisions are a result of profitable operations in the United Kingdom. Any potential tax provision resulting from profitable operations in the Company's domestic operations has been offset by net operating loss carryforwards.

                Net income for the first half of fiscal 1995 was $1,738,000 compared to a net loss of $296,000 for the same period in 1994. Net income for the period in 1995 included $274,000 of interest income earned from the proceeds of the earlier public offering. As a result, net income per share was $0.52 compared to a net loss per share of $0.14 in the first half of 1994.


        Liquidity and Capital Resources:

                During the first six months of fiscal 1995, the Company's cash and cash equivalents balance increased by $4,185,000. This increase was primarily a result of a public stock offering generating net proceeds of approximately $8,802,000. The net proceeds were invested in U.S. Treasury bills with maturities ranging from three months to less than one year. Operations provided $459,000 reflecting the net income of $1,738,000 offset by higher working capital requirements for the Company's growing operations.

                At the end of May, the Company had available an unused line of credit in the United Kingdom equivalent to approximately $600,000.

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

                        PART II.  OTHER INFORMATION


        Item 1. Legal Proceedings
                -----------------

        On June 7, 1995, a lawsuit was filed against the Company by Avid Technology, Inc., in the United States District Court for the District of Massachusetts. The complaint generally alleges patent infringement by the Company arising from the manufacture, sale, and use of the Company's Media 100 product. The complaint includes requests for injunctive relief, treble damages, interest, costs, and fees. The Company intends to vigorously defend the lawsuit.

        Item 4.  Submission of Matters to a Vote of Security Holders
                 ---------------------------------------------------

        The Company held a special meeting in lieu of annual meeting of shareholders on April 19, 1995, at which the shareholders re-elected the incumbent Directors by the number of shares of Common Stock voted as noted below:

                Proposal
                --------
                Nominees for the office of Director:

                                                        Number of Shares
                                                        ----------------
                                                   Voted For        Withheld
                                                   ---------        --------
                a) Alfred A. Molinari, Jr.         2,739,666          2,323
                b) R. Bradford Malt                2,739,466          2,523
                c) Paul J. Severino                2,740,051          1,938

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


                                Data Translation, Inc.




   Date: July 14, 1995  By:   /s/ Ellen W. Harpin
                             --------------------------------
                                     Ellen W. Harpin
                                 Vice President & Treasurer
                                (Principal Financial Officer)




   Date: July 14, 1995  By:   /s/ Gary B. Godin
                             --------------------------------
                                     Gary B. Godin
                                Chief Accounting Officer &
                                 Corporate Controller

                                Exhibits

        Exhibits
         Number                Description                       Page
        --------          ---------------------------            ----

        27                 Financial Data Schedule