Form 10-Q
period 1995-08-31
DATA TRANSLATION INC
filed 1995-10-16
CIK 713138

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                   FORM 10-Q

(Mark One)

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

        For The Quarterly Period Ended:    August 31, 1995
                                          -----------------

   [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

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

                        Yes ___X___             No ________

                Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      Common Stock, par value $.01 per share         6,189,307 shares
      --------------------------------------  ---------------------------------
                     Class                    Outstanding at September 30, 1995

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                                INDEX
                                -----

                                                                    Page No.
                                                                    -------
        Financial Information:


          Consolidated Balance Sheets as of
            November 30, 1994 and August 31, 1995 ...................... 3

          Consolidated Statements of Operations for the
            Three and Nine Months Ended August 31, 1994 and 1995 ....... 4

          Consolidated Statements of Stockholders' Equity
            For the Fiscal Year Ended November 30, 1994
              and the Nine Months Ended August 31, 1995 ................ 5

          Consolidated Statements of Cash Flows for the
            Nine Months Ended August 31, 1994 and 1995 ................. 6

          Notes to Consolidated Financial Statements ................... 7-9

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations .............. 10-12


        Part II - Other Information .................................... 13

        Signatures ..................................................... 14

                                                                    Page 3 of 14
                    DATA TRANSLATION, INC. & SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                                                               November 30,             August 31,
                                                                   1994                   1995
                                                              -------------           -------------
                                                                                      (Unaudited)
Current Assets:
        Cash and cash equivalents                            $   1,592,000           $   7,072,000
        Marketable securities (Note 2)                           2,487,000               6,558,000
        Accounts receivable, net of reserves of
          $435,000 in 1994 and $506,000 in 1995                  9,045,000              11,948,000
        Inventories                                              2,759,000               5,915,000
        Prepaid expenses                                           647,000               1,381,000
        Prepaid income taxes                                        61,000                  60,000
                                                              -------------           -------------
             Total current assets                               16,591,000              32,934,000

Equipment and Leasehold Improvements, net                        2,367,000               3,384,000

Other Assets - net                                                 241,000                 223,000
                                                              -------------           -------------

Total Assets                                                 $  19,199,000           $  36,541,000
                                                              =============           =============

Current Liabilities:
        Accounts payable                                     $   3,745,000           $   4,922,000
        Due to related party                                       546,000                 273,000
        Accrued expenses                                         3,922,000               7,399,000
                                                              -------------           -------------
             Total current liabilities                           8,213,000              12,594,000

Deferred Income Taxes                                                2,000                   3,000

Stockholders' Equity:
        Preferred Stock, $.01 par value,
           Authorized - 1,000,000 shares, none issued               -                       -
        Common Stock, $.01 par value,
           Authorized - 10,000,000 shares, issued -
           6,766,000 in 1994 and 7,052,000 in 1995                  68,000                  71,000
        Capital in excess of par value                           8,739,000              15,685,000
        Retained earnings                                        6,894,000              10,058,000
        Cumulative translation adjustment                           64,000                  34,000
        Less treasury stock, at cost, 2,254,000
           shares in 1994 and 869,000 shares in 1995            (4,781,000)             (1,843,000)
        Unrealized holding loss on available for
           sale securities                                          -                      (61,000)
                                                              -------------           -------------

             Total stockholders' equity                         10,984,000              23,944,000

Total Liabilities and Stockholders' Equity                   $  19,199,000           $  36,541,000
                                                              =============           =============


                   The accompanying notes are an integral part of these
                           consolidated financial statements.

                  DATA TRANSLATION, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                 Three Months Ended August 31,       Nine Months Ended August 31,
                                                      1994          1995                 1994           1995
                                                 ------------    ------------         -------------  -------------
Net sales:
   Digital Media                                 $  3,453,000   $  8,137,000          $  7,916,000  $  20,323,000
   Data acquisition and imaging                     5,408,000      5,583,000            16,953,000     16,359,000
   Networking distribution                          3,730,000      5,353,000            10,886,000     14,604,000
                                                 ------------    ------------         -------------  -------------
Total net sales                                    12,591,000     19,073,000            35,755,000     51,286,000

Cost of sales                                       6,688,000      9,933,000            19,122,000     26,679,000
                                                 ------------    ------------         -------------  -------------

     Gross profit                                   5,903,000      9,140,000            16,633,000     24,607,000

Research and development expenses                   1,691,000      1,961,000             5,180,000      5,488,000
Selling and marketing expenses                      3,219,000      4,556,000             9,070,000     13,158,000
General and administrative expenses                   775,000      1,325,000             2,433,000      3,199,000
                                                 ------------    ------------         -------------  -------------

     Operating income (loss)                          218,000      1,298,000              (50,000)      2,762,000

Interest income                                        34,000        135,000              118,000         494,000
Interest expense                                       (1,000)        (9,000)              (5,000)        (17,000)
Other income (expense)                                 (3,000)         8,000              (39,000)          6,000
                                                 ------------    ------------         -------------  -------------

     Income before provision
                 for income taxes                     248,000      1,432,000               24,000       3,245,000

Tax provision                                          12,000          6,000               84,000          81,000
                                                 ------------    ------------         -------------  -------------

    Net income (loss)                            $    236,000   $  1,426,000          $   (60,000)  $   3,164,000
                                                  ===========    ============         =============  =============
Net income (loss) per common and
     common equivalent share                            $0.05          $0.21               ($0.01)          $0.48
                                                  ===========    ============         =============  =============
Weighted average number of common
     and common equivalent shares outstanding       4,914,000      6,812,000            4,348,000       6,621,000



             The accompanying notes are an integral part of these
                   consolidated financial statements.

                                                             Page 5 of 14
                  DATA TRANSLATION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                          Common Stock
                                         $.01 Par Value
                              ---------------------------------------
                                                                                                            Unrealized
                                                                                                           Holding Loss
                                                          Capital in              Cumulative               on Available    Total
                                  Issued                  Excess of    Retained   Translation   Treasury    for Sale   Stockholders'
                                  Shares      Amount      Par Value    Earnings   Adjustment     Stock     Securities     Equity
                              ------------------------------------------------------------------------------------------------------
Balance November 30, 1993       6,564,000    $66,000      $8,289,000  $6,574,000  ($102,000)  ($4,781,000)     -       $10,046,000


Proceeds from stock plans         248,000      2,000         761,000       -           -             -          -          763,000


Effect of stock-for-stock
  exercise                        (46,000)       -          (311,000)      -           -             -          -         (311,000)


Translation adjustment                  -          -              -        -        166,000          -          -          166,000


Net income                              -          -              -      320,000       -             -          -          320,000

                              ------------------------------------------------------------------------------------------------------

Balance November 30, 1994       6,766,000    $68,000      $8,739,000  $6,894,000    $64,000   ($4,781,000)      -      $10,984,000


Proceeds from stock plans         286,000      3,000       1,082,000       -           -             -          -        1,085,000


Public sale of treasury stock, net
  of issuance costs of $375,000         -          -       5,864,000       -           -        2,938,000       -        8,802,000


Translation adjustment                  -          -              -        -        (30,000)         -          -          (30,000)


Net income                              -          -              -    3,164,000       -             -          -        3,164,000


Reserve for unrealized
  investment losses                     -          -              -          -           -             -     (61,000)      (61,000)

                               -----------------------------------------------------------------------------------------------------
Balance August 31, 1995         7,052,000    $71,000     $15,685,000 $10,058,000    $34,000   ($1,843,000)  ($61,000)  $23,944,000

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

                                                               Page 6 of 14
                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                                 Nine Months Ended:
                                                                          August 31,            August 31,
                                                                             1994                  1995
                                                                         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                   $     (60,000)          $   3,164,000
  Adjustments to reconcile net income (loss) to
  net cash used in operating activities-
             Depreciation and amortization                                1,254,000               1,287,000
             Loss on sale of equipment                                        9,000                   2,000
             Loss on sale of marketable securities                            3,000                  34,000

             Change in assets and liabilities-
               Accounts receivable                                       (2,207,000)             (2,903,000)
               Inventories                                                 (589,000)             (3,156,000)
               Prepaid expenses                                            (362,000)               (734,000)
               Prepaid income taxes                                         166,000                   1,000
               Accounts payable                                             363,000               1,177,000
               Due to related party                                        (273,000)               (273,000)
               Accrued expenses                                             572,000               3,477,000
                                                                       ------------           -------------

             Net cash provided by (used in) operating activities      $  (1,124,000)         $    2,076,000

CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchases of equipment and leasehold improvements             (785,000)             (2,176,000)
             Proceeds from sale of equipment                                 -                        5,000
             Increase in other assets                                      (150,000)               (107,000)
             Purchases of marketable securities                            (862,000)             (9,132,000)
             Proceeds from sales of marketable securities                 1,009,000               4,966,000
                                                                       ------------           -------------

             Net cash used in investing activities                    $    (788,000)         $   (6,444,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
             Proceeds from stock plans                                      407,000               1,085,000
             Net proceeds from public sale of treasury stock                 -                    8,802,000
                                                                       ------------           -------------

             Net cash provided by financing activities                $     407,000          $    9,887,000

EXCHANGE RATE EFFECTS                                                       134,000                 (39,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  $  (1,371,000)         $    5,480,000

CASH AND CASH EQUIVALENTS, beginning of period                            1,528,000               1,592,000

CASH AND CASH EQUIVALENTS, end of period                              $     157,000          $    7,072,000
                                                                       ============           =============

OTHER TRANSACTIONS NOT PROVIDING (USING) CASH
             Decrease in value of marketable securities                      -                       61,000
             Increase in unrealized holding loss on
               available for sale securities                                 -                      (61,000)
                                                                       ============           =============
                                                                      $      -               $        -
                                                                       ============           =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
             Cash paid for income taxes                               $      10,000          $       21,000
                                                                       ============           =============
             Cash paid for interest                                   $       5,000          $       17,000
                                                                       ============           =============

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

        Marketable securities held as of August 31, 1995, consist of the following:

                                     Maturity             Market Value
                                     ---------------------------------
Investments held to maturity:
    U.S. Treasury Bills               less than 1 year   $3,930,000

Investments available for sale:
    U.S. Treasury Notes               1 - 3  years        1,489,000

    U.S. Agency Bonds                 1 - 5  years          553,000
    U.S. Agency Bonds                 6 - 10 years          286,000
                                                           --------
    Total U.S. Agency Bonds                                 839,000

    Utility Bonds                     1 - 5  years          295,000

    Corporate Obligations                10+ years            5,000
                                                          ---------
Total Investments Available for Sale                     $2,628,000
                                                          =========

        Marketable securities had a cost of $2,600,000 and $6,619,000 at November 30, 1994 and August 31, 1995, respectively, and a market value of $2,487,000 and $6,558,000, respectively. To reduce the carrying amount of the portfolio to market value, a valuation allowance in the amount of $113,000 and $61,000 for November 30, 1994 and August 31, 1995 was established with a corresponding charge to net income on November 30, 1994. The valuation allowance has been reflected as a separate component of shareholders' equity on August 31, 1995 due to the Company's adoption of the provisions of Statement of Financial Accounting Standard (SFAS) No. 115, "Accounting of Certain Investments in Debt and Equity Securities" as of December 1, 1994.

                                                                Page 8 of 14
                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

3.  Inventories

        Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following:

                                  November 30,      August 31,
                                      1994            1995
                                  -----------      -----------
 Raw materials                    $   617,000      $ 2,256,000
 Work-in-process                      434,000          226,000
 Finished goods                     1,708,000        3,433,000
                                    ---------        ---------
                                  $ 2,759,000      $ 5,915,000
                                    =========        =========

Work-in-process and finished goods inventories include material, labor and manufacturing overhead. Management performs periodic reviews of inventory and disposes of items not required by their manufacturing plan.

4.  Net Income <Loss> Per Common Share

        Net income <loss> per common share is based upon dividing net income
<loss> by the weighted average number of common shares out-standing during each period. Common equivalent shares have been computed in accordance with the treasury stock method and are included for all periods where their effect is dilutive. Fully dilute net income <loss> per common share has not been separately presented, as the amounts would not be materially different from the amount presented.

5.  Contingencies

        On June 7, 1995, a lawsuit was filed against the Company by Avid Technology, Inc., in the United States District Court for the District of Massachusetts. The complaint generally alleges patent infringement by the Company arising from the manufacture, sale, and use of the Company's Media 100 product. In July, 1995 the Company filed an Answer and Counterclaim denying any infringement and asserting that the patent in question is invalid. The Company intends vigorously to defend the lawsuit, which is currently early in the pre-trial stage.

        From time to time the Company is involved in disputes and/or litigation encountered in its normal course of business. The Company does not believe that the ultimate impact of the resolution of any outstanding matters will have a material effect on the Company's financial condition or results of operations.

6.  Capitalized Software Development Costs

        The Company capitalizes certain computer software development costs. Such costs, net of accumulated amortization, were approximately $215,000 and $195,000 as of November 30, 1994 and August 31, 1995, respectively and are included in other assets. These costs are amortized on a straight-line basis over two years which approximates the life of the product. Amortization expense, included in cost of goods sold, was approximately $35,000 and $55,000 for the three months ended August 31, 1994 and 1995, respectively. During the nine months ended August 31, 1994 and 1995, amortization expense was $125,000, respectively.

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

        The tax provision of $81,000 for the first nine months of fiscal 1995 compares to a tax provision of $84,000 in fiscal 1994. Any potential tax provision resulting from operating income by the Company's domestic operations has been offset by net operating loss carryforwards.

        The components of the net deferred tax amount recognized in the accompanying balance sheets are:

                                November 30,       August 31,
                                    1994              1995
                                ------------     -------------
Deferred tax assets            $ 3,563,000       $  2,746,000
Deferred tax liabilities          (271,000)          (291,000)
Valuation allowance             (3,294,000)        (2,458,000)
                                ----------         ----------
                               $    (2,000)      $     (3,000)
                                ==========         ==========

        The approximate tax effect of each type of temporary difference and carryforward before allocation of the valuation allowance is:

Net operating losses           $ 1,638,000       $    263,000
Other temporary differences        989,000          1,347,000
Alternative minimum tax credits     50,000             50,000
General business credits           615,000            795,000
                                ----------         ----------
                               $ 3,292,000       $  2,455,000
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

8.  Recapitalization

        On June 28, 1995, the Board of Directors approved a 2 for 1 stock split effected in the form of a dividend for all shareholders of record as of July 17, 1995. All share and per share data included in these financial statements have been retroactively restated to reflect the stock split.

                                                                Page 10 of 14
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations

        The following table shows certain consolidated statement of operations data as a percentage of total net sales.

                                   Three Months       Nine Months
                                       Ended             Ended
                                     August 31,        August 31,
                                 ----------------   ---------------
                                   1994    1995      1994     1995
                                   ----    ----      ----     ----
[S]                              [C]      [C]       [C]      [C]
Net sales:
    Digital media...............   27.4%   42.7%     22.1%    39.6%
    Data acquisition and imaging   43.0    29.3      47.4     31.9
    Networking distribution.....   29.6    28.0      30.5     28.5
                                  -----   -----     -----    -----
Total net sales.................  100.0   100.0     100.0    100.0

Gross margin....................   46.9    47.9      46.5     48.0
Research and development........   13.4    10.3      14.5     10.7
Selling and marketing...........   25.6    23.9      25.3     25.7
General and administrative......    6.2     6.9       6.8      6.2
                                  -----   -----     -----    -----
Income <loss> from operations...    1.7     6.8      <0.1>     5.4
Other income, net...............    0.3     0.7       0.2      0.9
Provision for taxes.............    0.1      -        0.2      0.1
                                  -----   -----     -----    -----
Net income <loss>...............    1.9     7.5      <0.1>     6.2
                                  =====   =====     =====    =====


Comparison of Third Fiscal Quarter of 1995 to
   Third Fiscal Quarter of 1994:

        Total net sales for the fiscal quarter ended August 31, 1995 were $19,073,000, an increase of 51.5% or $6,482,000 from the same period a year ago. This increase was primarily a result of higher unit sales from the Company's digital media product line, Media 100(R), which accounted for $8,137,000 or 42.7% of the Company's total net sales compared to $3,453,000 or 27.4% in the same period a year ago. The third quarter shipments include Version 2.5 of Media 100 which is compatible with the latest Power Macintosh (TM) computers utilizing the PCI Bus architecture. Networking distribution sales increased $1,623,000 or 43.5% from the comparable quarter in 1994 to $5,353,000 or 28.0% of the Company's total net sales. The increase in networking products represent the continued steady growth in demand for networking products in the United Kingdom. Net sales from the Company's data acquisition and imaging products were up 3.2% or $175,000 compared to the third quarter of fiscal 1994.

        While total net sales increased 51.5%, cost of sales increased by 48.5% increasing the gross margin to 47.9% of total net sales compared to 46.9% in the comparable quarter of the prior year. The increase in gross margin was primarily a result of higher gross margins on the Company's manufactured product sales due to the higher utilization of the Company's manufacturing capacity as well as a favorable product mix.

                                                                   Page 11 of 14
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS
                                    (CONTINUED)

Comparison of Third Fiscal Quarter of 1995 to
   Third Fiscal Quarter of 1994 (continued):

        The income from operations for the third fiscal quarter of 1995 was $1,298,000, compared to $218,000 in the third quarter of the prior year. The operating income reflects the higher net sales and gross margins as mentioned above, offset by an increase in operating expenses of $2,157,000. Selling and marketing expenses increased by $1,337,000 over the comparable quarter largely due to higher sales and promotional expenses for Media 100. General and administrative expenses increased by $550,000 reflecting higher fees for professional services as well as higher personnel levels. Research and development expenses increased by $270,000 demonstrating the Company's continued investment in product development.

        Interest income was $135,000 for the third fiscal quarter of 1995 compared to $34,000 in the comparable period of 1994 reflecting the increase in cash balance on hand during 1995.

        The tax provision of $6,000 for the third quarter of fiscal 1995 compares to a tax provision of $12,000 in fiscal 1994 which was due to the taxable operations in the United Kingdom. Any potential tax provision resulting from operating income by the Company's domestic operations has been offset by net operating loss carryforwards.

        Net income for the fiscal quarter ended August 31, 1995 was $1,426,000 or $0.21 per share and 504.2% over net income of $236,000 or $0.05 per share for the same period in 1994.

Comparison of First Nine Months of Fiscal 1995 to
   First Nine Months of Fiscal 1994:

        Net sales for the nine month period ended August 31, 1995 was $51,286,000, an increase of 43.4% or $15,531,000 over the same period a year ago. The increase was primarily a result of higher unit sales from Media 100 which has accounted for $20,323,000 or 39.6% of the Company's total net sales compared to $7,916,000 or 22.1% in the same period a year ago. During the first nine months of fiscal 1995, networking distribution sales have increased $3,718,000 or 34.2% from the comparable period in fiscal 1994. Data acquisition and imaging net sales were down slightly from the same period in fiscal 1994 and represented 31.9% of the Company's total net sales compared to 47.4% in fiscal 1994. These lower net sales represent a shift in the data acquisition and imaging market toward new, lower priced hardware and software solutions.

        Gross margins for the first nine months of fiscal 1995 were 48.0% compared to 46.5% in the comparable period of a year ago. This increase reflects higher margins on the Company's manufactured products as mentioned previously. In addition, networking product sales constituted a lesser percentage of the Company's total net sales, thereby increasing gross margins since the networking products carry a significantly lower gross margin than the Company's manufactured products.

                                                                Page 12 of 14
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                               (CONTINUED)

Comparison of First Nine Months of Fiscal 1995 to
     First Nine Months of Fiscal 1994 (continued):

        Income from operations for the first half of fiscal 1995 was $2,762,000 compared to a loss on operations of $50,000 in the same period of last year. The operating income reflects the higher net sales and gross margins, partially offset by higher operating expenses of $5,162,000. Selling and marketing expenses increased by $4,088,000 reflecting the additional costs associated with the sales and promotion of Media 100 including higher personnel levels. General and administrative expenses increased $766,000 from the first nine months of fiscal 1994 which reflects higher fees for professional services and higher personnel levels. Research and development expenses increase $308,000 from the comparable period in the prior year, reflecting the continued investment in product development. Although operating expenses were higher than the same period of a year ago, as a percent of total net sales, operating expenses decreased from 46.6% to 42.6%.

        Interest income was $494,000 for the first nine months of fiscal 1995 compared to $118,000 in the comparable period of 1994 reflecting the increase in cash balances on hand during 1995.

        The tax provision of $81,000 for the first nine months of fiscal 1995 compares to a $84,000 tax provision for the same period of a year ago. These tax provisions are a result of profitable operations in the United Kingdom. Any potential tax provision resulting from profitable operations in the Company's domestic operations has been offset by net operating loss carryforwards.

        Net income for the first nine months of fiscal 1995 was $3,164,000 or $0.48 per share compared to net loss of $60,000 for the same period in 1994.

Liquidity and Capital Resources:

        During the first nine months of fiscal 1995, the Company's cash and cash equivalents balance increased by $5,480,000 while marketable securities increased $4,071,000. These increases were primarily a result of a secondary public stock offering generating net proceeds of approximately $8,802,000. The net proceeds were invested in U.S. Treasury bills with maturities ranging from three months to less than one year. Cash generated from operations amounted to $2,076,000. This was the result of net income of $3,164,000 offset by higher working capital requirements for the Company's growing operations.

        As of August, 1995, the Company had a line of credit in the United Kingdom equivalent to approximately $600,000 of which $544,000 was outstanding. The Company is currently negotiating a higher line of credit of approximately $1,200,000 for its networking operations in the United Kingdom.

        The Company plans to fund and support its business plans which include continuing investment in research and development for both the digital media and other product areas, as well as increased focus on the international sales and marketing efforts for Media 100. The Company believes that the net proceeds from its secondary stock offering, together with existing cash and other resources along with cash generated from future operations, will be sufficient to meet the Company's cash requirements for the foreseeable future.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

On June 7, 1995, a lawsuit was filed against the Company by Avid Technology, Inc., in the United States District Court for the Distict of Massachusetts. The complaint generally alleges patent infringement by the Company arising from the manufacture, sale, and use of the Company's Media 100 product. In July, 1995, the Company filed an Answer and Counterclaim denying any infringement and asserting that the patent in question is invalid. The Company intends vigorously to defend the lawsuit, which is currently early in the pre-trial stage.


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


                            Data Translation, Inc.




Date: October 13, 1995  By:   /s/ Peter J. Rice
                           --------------------------------
                                  Peter J. Rice
                             Vice President & Treasurer
                             (Chief Financial Officer)




Date: October 13, 1995  By:   /s/ Gary B. Godin
                           --------------------------------
                                  Gary B. Godin
                             Chief Accounting Officer &
                              Corporate Controller

                                  Exhibits

Exhibits
 Number                           Description                         Page
--------                 --------------------------------             ----
27                            Financial Data Schedule