Form 10-Q/A
period 1995-08-31
DATA TRANSLATION INC
filed 1995-11-14
CIK 713138

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549
                                Amendment NO. 1
                                      to
                                   FORM 10-Q

(Mark One)

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

        For The Quarterly Period Ended:    August 31, 1995

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

          For The Transition period from _____ to ______


   Commission File Number: 0-14779


                             DATA TRANSLATION, INC.
            (Exact name of registrant as specified in its charter)

          Massachusetts                               04-2532613
   (State or other jurisdiction         (I.R.S. Employer Identification Number)
  of organization or incorporation)

                                 100 Locke Drive
                            Marlborough, Massachusetts
                    (Address of principal executive offices)

                                    01752
                                  (Zip code)

                                 (508) 481-3700
              (Registrant's telephone number, including area code)


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


      Common Stock, par value $.01 per share         6,189,307 shares
                     Class                    Outstanding at September 30, 1995

                    DATA TRANSLATION, INC. AND SUBSIDIARIES


                                     INDEX

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

          Notes to Consolidated Financial Statements ................... 7-9

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations .............. 10-12


        Part II - Other Information .................................... 13

        Signatures ..................................................... 14

                     DATA TRANSLATION, INC. & SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                              November 30,          August 31,
                                                                  1994                 1995
                                                              ------------          ----------
                                                                                    (Unaudited)
Current Assets:
        Cash and cash equivalents                            $ 1,592,000            $ 7,072,000
        Marketable securities (Note 2)                         2,487,000              6,558,000
        Accounts receivable, net of reserves of
         $435,000 in 1994 and $506,000 in 1995                 9,045,000             11,948,000
        Inventories                                            2,759,000              5,915,000
        Prepaid expenses                                         647,000              1,381,000
        Prepaid income taxes                                      61,000                 60,000
                                                             -----------            -----------
             Total current assets                             16,591,000             32,934,000

Equipment and Leasehold Improvements, net                      2,367,000              3,384,000

Other Assets - net                                               241,000                223,000
                                                             -----------            -----------
Total Assets                                                 $19,199,000            $36,541,000
                                                             ===========            ===========
Current Liabilities:
        Accounts payable                                    $  3,745,000            $ 4,378,000
        Due to related party                                     546,000                273,000
        Borrowings from bank                                           -                544,000
        Accrued expenses                                       3,697,000              5,912,000
        Deferred revenue                                         225,000              1,487,000
                                                             -----------            -----------
             Total current liabilities                         8,213,000             12,594,000

Deferred Income Taxes                                              2,000                  3,000

Stockholders' Equity:
        Preferred Stock, $.01 par value,
         Authorized - 1,000,000 shares, none issued                    -                      -
        Common Stock, $.01 par value,
         Authorized - 10,000,000 shares, issued -
         6,765,472 in 1994 and 7,051,794 in 1995                  68,000                 71,000
        Capital in excess of par value                         8,739,000             15,685,000
        Retained earnings                                      6,894,000             10,058,000
        Cumulative translation adjustment                         64,000                 34,000
        Less treasury stock, at cost, 2,254,496
         shares in 1994 and 869,096 shares in 1995            (4,781,000)            (1,843,000)
        Unrealized holding loss on available for
           sale securities                                             -                (61,000)
                                                             -----------            -----------
             Total stockholders' equity                       10,984,000             23,944,000

Total Liabilities and Stockholders' Equity                   $19,199,000            $36,541,000
                                                             ===========            ===========


                   The accompanying notes are an integral part of these
                           consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                              Three Months Ended August 31,        Nine Months Ended August 31,
                                                  1994             1995               1994            1995
                                                --------         --------           --------        --------
Net sales:
   Digital Media                               $ 3,453,000      $ 8,137,000        $ 7,916,000     $ 20,323,000
   Data acquisition and imaging                  5,408,000        5,583,000         16,953,000       16,359,000
   Networking distribution                       3,730,000        5,353,000         10,886,000       14,604,000
                                               -----------      -----------        -----------      -----------
Total net sales                                 12,591,000       19,073,000         35,755,000       51,286,000

Cost of sales                                    6,688,000        9,933,000         19,122,000       26,679,000
                                               -----------      -----------        -----------      -----------
     Gross profit                                5,903,000        9,140,000         16,633,000       24,607,000

Research and development expenses                1,691,000        1,961,000          5,180,000        5,488,000
Selling and marketing expenses                   3,219,000        4,556,000          9,070,000       13,158,000
General and administrative expenses                775,000        1,325,000          2,433,000        3,199,000
                                               -----------      -----------        -----------      -----------
     Operating income (loss)                       218,000        1,298,000            (50,000)       2,762,000

Interest income                                     34,000          135,000            118,000          494,000
Interest expense                                    (1,000)          (9,000)            (5,000)         (17,000)
Other income (expense)                              (3,000)           8,000            (39,000)           6,000
                                               -----------      -----------        -----------      -----------
     Income (loss) before provision
           for income taxes                        248,000        1,432,000             24,000        3,245,000

Tax provision                                       12,000            6,000             84,000           81,000
                                               -----------      -----------        -----------      -----------
    Net income (loss)                          $   236,000      $ 1,426,000        $   (60,000)     $ 3,164,000
                                               ===========      ===========        ===========      ===========
Net income (loss) per common and
     common equivalent share                         $0.05            $0.21             ($0.01)           $0.48
                                               ===========      ===========        ===========      ===========
Weighted average number of common
     and common equivalent shares outstanding    4,914,000        6,812,000          4,348,000        6,621,000


             The accompanying notes are an integral part of these
                      consolidated financial statements.

               DATA TRANSLATION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)



                                      Common Stock
                                     $.01 Par Value
                             ------------------------------
                                                                                                     Unrealized
                                                                                                    Holding Value
                                                  Capital in               Cumulative               on Available       Total
                              Issued              Excess of    Retained    Translation   Treasury     for Sale     Stockholders'
                              Shares     Amount   Par Value    Earnings    Adjustment     Stock      Securities       Equity
                              --------------------------------------------------------------------------------------------------
Balance November 30, 1993     6,563,450 $66,000 $ 8,289,000  $ 6,574,000   ($102,000)  ($4,781,000)          --    $10,046,000
Proceeds from stock plans       248,986   2,000     761,000           --          --            --           --        763,000
Effect of stock-for-stock
 exercise                       (46,964)     --    (311,000)          --          --            --           --       (311,000)
Translation adjustment               --      --          --           --     166,000            --           --        166,000
Net income                           --      --          --      320,000          --            --           --        320,000
                              ------------------------------------------------------------------------------------------------
Balance November 30, 1994     6,765,472 $68,000 $ 8,739,000   $6,894,000    $ 64,000   ($4,781,000)          --    $10,984,000
Proceeds from stock plans       286,322   3,000   1,082,000           --          --            --           --      1,085,000
Public sale of treasury stock,
 net of issuance costs of
 $375,000                            --      --   5,864,000           --          --     2,938,000           --      8,802,000
Translation adjustment               --      --          --           --     (30,000)           --           --        (30,000)
Net income                           --      --          --    3,164,000          --            --           --      3,164,000
Reserve for unrealized
 investment losses                   --      --          --           --          --            --      (61,000)       (61,000)
                              ------------------------------------------------------------------------------------------------
Balance August 31, 1995       7,051,794 $71,000 $15,685,000  $10,058,000     $34,000   ($1,843,000)    ($61,000)   $23,944,000
                              ================================================================================================

             The accompanying notes are an integral part of these
                             financial statements.

                                                                    Page 6 of 14
                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                               Nine Months Ended:
                                                                      August 31,               August 31,
                                                                         1994                    1995
                                                                      ----------               ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $    (60,000)              $ 3,164,000
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities-
             Depreciation and amortization                             1,254,000                 1,287,000
             Deferred income taxes                                             -                     1,000
             Loss on sale of equipment                                     9,000                     2,000
             Loss on sale of marketable securities                         3,000                    34,000

             Change in assets and liabilities-
               Accounts receivable                                    (2,207,000)               (2,903,000)
               Inventories                                              (589,000)               (3,156,000)
               Prepaid expenses                                         (362,000)                 (734,000)
               Prepaid income taxes                                      166,000                     1,000
               Accounts payable                                          268,000                   633,000
               Due to related party                                     (273,000)                 (273,000)
               Accrued expenses                                          572,000                 2,214,000
               Deferred revenue                                                -                 1,262,000
                                                                     -----------               -----------
             Net cash provided by (used in) operating activities     $(1,219,000)              $ 1,532,000

CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchases of equipment and leasehold improvements          (785,000)               (2,176,000)
             Proceeds from sale of equipment                                   -                     5,000
             Increase in other assets                                   (150,000)                 (107,000)
             Purchases of marketable securities                         (862,000)               (9,132,000)
             Proceeds from sales of marketable securities              1,009,000                 4,966,000
                                                                     -----------               -----------
             Net cash used in investing activities                   $  (788,000)              $(6,444,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
             Borrowings from bank                                         95,000                   544,000
             Proceeds from stock plans                                   407,000                 1,085,000
             Net proceeds from public sale of treasury stock                   -                 8,802,000
                                                                     -----------               -----------
             Net cash provided by financing activities               $   502,000               $10,431,000

EXCHANGE RATE EFFECTS                                                    134,000                   (39,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 $(1,371,000)              $ 5,480,000

CASH AND CASH EQUIVALENTS, beginning of period                         1,528,000                 1,592,000

CASH AND CASH EQUIVALENTS, end of period                             $   157,000               $ 7,072,000
                                                                     ===========               ===========
OTHER TRANSACTIONS NOT PROVIDING (USING) CASH
             Decrease in value of marketable securities                        -                    61,000
             Increase in unrealized holding loss on
               available for sale securities                                   -                   (61,000)
                                                                     -----------               -----------
                                                                     $         -               $         -
                                                                     ============              ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
             Cash paid for income taxes                              $     10,000              $    21,000
                                                                     ============              ===========
             Cash paid for interest                                  $      5,000              $    17,000
                                                                     ============              ===========

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

     Marketable securities held as of August 31, 1995, consist of the following:

                                             Maturity             Market Value
                                             ---------------------------------
        Investments held to maturity:
            U.S. Treasury Bills               less than 1 year   $3,930,000

        Investments available for sale:
            U.S. Treasury Notes               1 - 3  years        1,489,000

            U.S. Agency Bonds                 1 - 5  years          553,000
            U.S. Agency Bonds                 6 - 10 years          286,000
                                                                   --------
            Total U.S. Agency Bonds                                 839,000

            Utility Bonds                     1 - 5  years          295,000

            Corporate Obligations                10+ years            5,000
                                                                   --------
        Total Investments Available for Sale                     $2,628,000
                                                                  =========

     Marketable securities had a cost of $2,600,000 and $6,619,000 at November 30, 1994 and August 31, 1995, respectively, and a market value of $2,487,000 and $6,558,000, respectively. To reduce the carrying amount of the portfolio to market value at November 30, 1994, a valuation allowance in the amount of $113,000 was established with a corresponding charge to net income. The valuation allowance has been reflected as a separate component of shareholders' equity on August 31, 1995 pursuant to the provisions of SFAS No. 115.

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
                                          =========        =========

Work-in-process and finished goods inventories include material, labor and manufacturing overhead. Management performs periodic reviews of inventory and disposes of items not required by their manufacturing and marketing plan.

4.  Net Income <Loss> Per Common Share

     Net income <loss> per common share is determined by dividing net income
<loss> by the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares have been calculated in accordance with the treasury stock method and are included for all periods where their effect is dilutive. Fully dilute net income <loss> per share has not been separately presented, as the amounts would not be materially different from net income <loss> per share.

5.  Contingencies

     On June 7, 1995, a lawsuit was filed against the Company by Avid Technology, Inc., in the United States District Court for the District of Massachusetts. The complaint generally alleges patent infringement by the Company arising from the manufacture, sale, and use of the Company's Media 100 product. The complaint includes requests for injuctive relief, treble damages, interests, costs and fees. In July, 1995 the Company filed an Answer and Counterclaim denying any infringe-ment and asserting that the patent in question is invalid. The Company intends vigorously to defend the lawsuit. There can be no assurance that the Company will prevail in the litigation, or that any of the effects of the litigation, whether or not successful, will not be material.

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

                                           Three Months       Nine Months
                                               Ended             Ended
                                             August 31,        August 31,
                                         ----------------   ---------------
                                           1994    1995      1994     1995
                                           ----    ----      ----     ----
        Net sales:
            Digital media...............   27.4%   42.7%     22.1%    39.6%
            Data acquisition and imaging   43.0    29.3      47.4     31.9
            Networking distribution.....   29.6    28.0      30.5     28.5
                                          -----   -----     -----    -----
        Total net sales.................  100.0   100.0     100.0    100.0

        Gross margin....................   46.9    47.9      46.5     48.0
        Research and development........   13.4    10.3      14.5     10.7
        Selling and marketing...........   25.6    23.9      25.3     25.7
        General and administrative......    6.2     6.9       6.8      6.2
                                          -----   -----     -----    -----
        Income <loss> from operations...    1.7     6.8      <0.1>     5.4
        Other income, net...............    0.3     0.7       0.1      0.9
        Provision for taxes.............    0.1      -        0.2      0.1
                                          -----   -----     -----    -----
        Net income <loss>...............    1.9     7.5      <0.2>     6.2
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

Comparison of First Nine Months of Fiscal 1995 to
 First Nine Months of Fiscal 1994:

     Net sales for the nine month period ended August 31, 1995 were $51,286,000, or 43.4% over the same period a year ago. The increase was primarily a result of higher unit sales from Media 100 which increased 156.7% to $20,323,000 and accounted for 39.6% of the Company's total net sales compared to $7,916,000 or 22.1% in the same period a year ago. During the first nine months of fiscal 1995, networking distribution sales increased $3,718,000 or 34.2% from the comparable period in fiscal 1994 due to increased demand in the market for networking products. Data acquisition and imaging net sales were down slightly despite an increase in unit sales from the same period in fiscal 1994 and represented 31.9% of the Company's total net sales compared to 47.4% in fiscal 1994. These lower net sales represent a shift in the data acquisition and imaging market toward new, lower priced hardware and software solutions.

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

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS
                                    (CONTINUED)

Comparison of First Nine Months of Fiscal 1995 to
 First Nine Months of Fiscal 1994 (continued):

     Income from operations for the first nine months of fiscal 1995 was $2,762,000 compared to a loss on operations of $50,000 in the same period of last year. The operating income reflects the higher net sales and gross margins, partially offset by higher operating expenses of $5,162,000. Selling and marketing expenses and general and administrative expenses as a percentage of total sales were relatively flat for the two nine month periods. Research and development expenses increased $308,000 from the comparable period in the prior year, reflecting the continued investment in product development. However, as a percentage of total sales, research and development expenses represented 10.7% compared to 14.5% for the prior period, reflecting the impact of increased networking distribution sales of products manufactured by third parties and the 156.7% growth in Media 100 sales in this period. Although operating expenses were higher than the same period of a year ago, as a percent of total net sales, operating expenses decreased from 46.6% to 42.6%.

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

Liquidity and Capital Resources:

     During the first nine months of fiscal 1995, the Company's cash and cash equivalents balance increased by $5,480,000 while marketable securities increased $4,071,000. These increases were primarily a result of a December 1994 public stock offering generating net proceeds of approximately $8,802,000. The net proceeds were invested in U.S. Treasury bills with maturities ranging from three months to one year. Cash generated from operations amounted to $1,532,000. This was the result of net income of $3,164,000 offset by higher working capital requirements for the Company's growing operations.

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

                        PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

On June 7, 1995, a lawsuit was filed against the Company by Avid, a Massachusett-based company, in the United States District Court for the District of Massachusetts. The complaint alleges patent infringement by the Company arising from the manufacture, sale and use of the Company's Media 100 line of products. The complaint includes requests for injunctive relief, treble damages, interest, costs and fees. On July 28, 1995, the Company filed an Answer and Counterclaim denying any infringement and asserting that the patent in question is invalid. The Company intends vigorously to defend the lawsuit, which is currently early in the pre-trial stage. In addition, Avid has filed papers in the United States Patent and Trademark Office requesting reissuanse of the patent and stating that it seeks patent claims broader than those set forth in the existing patent. The reissuance proceedings remain pending. If such broader claims were to issue, the Company expects that Avid would seek to incorporate such claims into the litigation, although Avid has made no reference to the reissue proceedings in the litigation to date. If the Company does not prevail in the action, it could be required to pay substantial damages for infringement and cease offering products that allegedly infringe such patent, either of which results would have a material adverse effect on the Company. Alternatively, the Company could be required to seek to obtain a license under patent. If so, there can be no assurance that such a license would be available to the Company or, if available, that the terms of any such license would be satisfactory. Moreover, the pendency and expense of the litigation could adversely affect the Company's business, market share, financial condition and operating results, regardless of the outcome of the litigation. There can be no assurance that the Company will prevail in the litigation, or that any of the above-described effects of litigation, whether or not successful, will not be material.

From time to time, the Company is involved in other disputes and/or litigation encountered in its normal course of business. The Company does not believe that the ultimate impact of the resolution of such other outstanding matters will have a material effect on the Company's financial condition or results of operations.

Item 6. Exhibits and Reports on Form 8-K

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

                                Data Translation, Inc.




Date: November 14, 1995         By:   /s/ Peter J. Rice
                                    --------------------------------
                                             Peter J. Rice
                                      Vice President & Treasurer
                                       (Chief Financial Officer)

Date: November 14, 1995         By:   /s/ Gary B. Godin
                                    --------------------------------
                                             Gary B. Godin
                                      Chief Accounting Officer &
                                         Corporate Controller

                                   Exhibits

Exhibits
 Number                        Description                             Page
--------                       -----------                             ----

   27                 Financial Data Schedule