Form 10-K
period 1995-11-30
DATA TRANSLATION INC
filed 1996-02-28
CIK 713138

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                                 ____________

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
 For the Fiscal Year Ended: November 30, 1995

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
     For the transition period from _________ to _________

Commission File Number: 0-14779

                            DATA TRANSLATION, INC.
            (Exact name of registrant as specified in its charter)

         Massachusetts                                     04-2532613
-------------------------------                 --------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
 organization or incorporation)                              Number)


                                100 Locke Drive
                     Marlborough, Massachusetts 01752-1192
                     -------------------------------------
         (Address of principal executive offices, including zip code)

                                (508) 481-3700
         ------------------------------------------------------------
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                    (none)
          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes    X                                   No
           ---------                                 ---------

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of voting stock held by non-affiliates of the registrant was $87,166,437 as of January 31, 1996. The number of shares of Common Stock outstanding, $0.01 par value, as of January 31, 1996 was 7,862,195.

                      DOCUMENTS INCORPORATED BY REFERENCE

The information required in response to certain portions of Item 1 and Items 5, 6, 7, 8 of Part II of Form 10-K is hereby incorporated by reference to the specified portions of the registrant's Annual Report to Stockholders for the fiscal year ended November 30, 1995. The information required in response to
Part III of Form 10-K is hereby incorporated by reference to the specified portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 10, 1996.

                                    PART 1

Item 1. Business           Data Translation, Inc. ("Data Translation" or the
"Company") is a leader in the design, development and manufacture of high performance digital media, data acquisition and imaging products. The Company's principal products are Media 100(R), a digital media product that enables video producers to produce broadcast quality videos on a Macintosh computer, and digital signal processing boards and software, which use personal computers to receive analog signals, convert them to digital form and process the digital data. The Company's strategy is to leverage its core competence in digital media and digital signal processing to identify growth opportunities and develop products for emerging markets. See "Research and Development and New Products." The Company currently sells products through the following three business groups: digital media, data acquisition and imaging, and networking distribution.

Company Overview

     The Company's core competence is in designing and developing systems which convert analog signals to digital data for processing and manipulation on a computer for data acquisition, imaging and most recently, digital media. In 1973, the Company began selling high-performance data acquisition boards for conversion and processing of analog signals, such as temperature, pressure and sound, to digital form in a computer. In 1983, the Company expanded its product line to include imaging products that process images from a video input. In the late 1980s, the Company identified an opportunity to apply its data acquisition and imaging expertise in audio and video to digital media. After more than three years of intensive research and development, the Company introduced the Media 100 product in August 1993.

     Media 100 is fundamentally an analog and digital conversion system, like Data Translation's earlier products, that enables users to capture video and audio into a Macintosh, perform random-access ("nonlinear") video editing and audio mixing, and directly produce a finished program with broadcast quality picture and compact disc quality sound. By combining high output quality with simple user operation, Media 100 targets a large market of video program producers, including nonbroadcast users, such as advertising agencies, independent producers, businesses, law firms, universities, governments and hospitals. The Company is targeting this growing corporate and institutional market which includes new users in addition to existing users of production video equipment. By eliminating the need to use comparatively complex and expensive mechanical videotape equipment to make a video, Media 100 empowers these individuals to compose finished videos largely on their own at relatively low cost.

     In August 1995, the Company introduced version 2.5 of Media 100 which incorporates a board that is compatible with the Peripheral Component Interconnect ("PCI") standard. This board, named Vincent (TM), is the first such board in the digital media market to be compatible with the newly introduced PCI-based Power Macintosh computers, as well as PCI-based personal computers using Intel microprocessors, such as Pentium, and Microsoft Windows.

     The market for the Company's data acquisition and imaging products is primarily technical users, such as engineers and scientists, interested in incorporating the Company's systems in their final product. These final products are designed for scientific research and analysis, test and measurement and industrial inspection. As such, the markets are affected by the level of government funding of research and of capital expenditures by companies. The Company has incorporated several new technologies in its data acquisition and imaging products, including the high speed PCI bus and software that is compatible with Windows 95 software.

     The Company also distributes, integrates and supports enterprise wide networking products manufactured by third party suppliers in the United Kingdom through a subsidiary. The products distributed include networking products manufactured by third party suppliers, such as 3Com Corporation ("3Com") and Hewlett-Packard Company ("Hewlett-Packard"). The Company believes its knowledge of the latest networking technologies, such as asynchronous transfer mode ("ATM"), will enable it to benefit from expected continued growth in this market. In addition, the Company believes that its networking technology expertise will contribute to the development of new digital media and imaging products. In September 1995, the networking distribution subsidiary became the first value added network distributor in the United Kingdom to be awarded the ISO 9002 accreditation, the international standard for quality systems.

     The Company's digital media, data acquisition and imaging and networking distribution businesses are described below. For geographical information, see
Note 8 of Notes to Consolidated Financial Statements included in the Company's 1995 Annual Report to Stockholders.

Digital Media

     Market

     New video and audio technologies are changing the way video, film and other digital media are produced and edited. Much like desktop publishing has replaced offset printing, digital, nonlinear video production technology, which allows users to instantly access any scene or sound from anywhere on a disk, has fundamentally improved the efficiency and productivity of working with video. This advancement has been facilitated by an exponential increase in microprocessing power, declining data storage costs and improved software programming tools.

     Industry sources have estimated that sales of desktop video were $4.8 billion in 1995, a 50% increase from the $3.2 billion in sales in 1994. The Company believes the corporate and institutional market includes a growing market of new users as well as existing users of video production equipment. The mass market is still emerging and will be determined, the Company believes, on the basis of price and applicable open standards.

     The Company believes there are three general types of end users of digital media production systems, professional, corporate and institutional, and mass market users, as described below. Within this market, the Company primarily targets the corporate and institutional users. The Company believes that customers will migrate down from costly high-end systems as well as migrate upward from non-integrated lower quality systems to a more cost effective and integrated high quality production system, such as Media 100.

      . Professional Users are broadcast, television and film producers, professional video post-production facilities and cable television stations that create finalized video programs for others or for broadcast. These users typically spend $50,000 or more on a video editing system.

      . Corporate and Institutional Users include businesses, hospitals, advertising agencies, law firms, government agencies, colleges, universities and independent post-production facilities. These are users who are creating videos themselves. The average cost of a system for a corporate or institutional user ranges between $15,000 and $50,000.

      . Mass Market Users are early stage users who desire to use video for informal presentations, for consumer-type video needs or for in-house communication within corporations or institutions. They are using a non-integrated system and are attracted by the low purchase price of $15,000 or less.

   Strategy

     The Company's strategy in digital media is to target corporate and institutional users by offering a product that combines high output quality with ease of use at an affordable price. The Company's strategy includes the elements described below.

      . Ease of Use. By simplifying the process of working with video, the Company focuses not only on existing users of video equipment but new users. The Company's aim is to make video personal by empowering individuals to complete video projects on their own or within small departments from a Macintosh.

      . Expanding the Market. The Company intends to continue to lower its manufacturing costs and reduce the price of Media 100 to capture additional market share and ultimately to increase revenues. The Company believes that its strategy of reducing the price of a Media 100 system over time, as well as Media 100's ease of use will result in a substantial increase in the number of new users of Media 100. See "Business--Digital Media - Product and Options."

      . Open Systems Architecture. The Company uses open standards in designing the hardware and software system components to give Macintosh end users the flexibility to select the system components themselves, including the model of Macintosh, monitors and disk drives.

      . High Quality Video and Audio. The Company builds high performance hardware and software systems to support broadcast quality pictures and compact disc quality sound.

      . Complete Solution. The Company is committed to providing a product to accomplish online and off-line draft editing all on one system (All-On-One(TM) Mastering) with high output quality and additional features, such as titling, special effects and animation.

      . Distribution Through Value-Added-Resellers ("VARs") and Distributors. The Company sells Media 100 through VARs and distributors and not directly to its customers as certain of its competitors do. The Company believes that by not directly competing with its VARs and distributors, it has established a loyal distribution channel.

   Product and Options

     Media 100 consists of a core system composed of the Vincent PCI platform board, software and a variety of software and support options. This approach allows users to choose which features to buy and allows them to easily upgrade their digital media systems over time according to their needs and budget. In addition, by offering only a single core system at relatively low cost, the Company facilitates entry level purchases and simplifies its own operations as well as those of its resellers, distributors and end users.

     The Company markets Media 100 as an open system. Users can choose required system components themselves, including the model of Macintosh, monitors and disk drives. These components are standard to personal computing and widely available. Authorized resellers through which Data Translation sells Media 100 can integrate these components for end users; however, users who already own some or all required system components may purchase Media 100 and selected options alone from a reseller.

     In August 1995, the Company began shipments of a new generation of Media 100, version 2.5, which incorporates the Company's proprietary Vincent platform. This system is comprised of a single PCI board, as compared to the previous version of the Media 100 system consisting of two NuBus boards, and additional software and hardware to support faster, higher-quality effects and graphics processing. The board, named Vincent, is the first such board in the digital media market to be competitive with the PCI standard. Vincent operates on the newly introduced PCI-based Power Macintosh computers and PCI-based personal computers using Intel microprocessors, such as Pentium, and Microsoft Windows. Media 100 version 2.5 has a built-in waveform monitor and vectorscope as well as new features for manipulating up to eight tracks of audio in real time while playing video.

     Media 100 and its related options are described below. The Company is also developing additional software option packages with enhanced features, including advanced editing and advanced special effects. Completely configured Media 100 systems range in price from approximately $25,000 to $40,000, of which the Company receives from approximately $11,000 to $23,000. The Company continually reviews the pricing of Media 100 and related software options to be competitive in the market. Net sales from digital media products were 41.8%, 24.7% and 3.1% of total net sales for fiscal years ended November 30, 1995, 1994 and 1993, respectively.

     In the first quarter of 1996, the Company announced a lower cost model of Media 100 with fewer features, which is compatible with its existing products and other third party video editing software applications such as Adobe Premiere. The Company intends to offer a means for users to upgrade their system to add features and capabilities. The Company plans to market and sell this product through its existing channel of value-added resellers with special video expertise as well as through an expanded number of computer-oriented resellers. The Company intends to market this product to Apple QuickTime(TM) users, professional consumers and other entry-level users interested in editing video on a Macintosh. The Company initially anticipates an end user price of under $15,000 for a completely-configured system including a Macintosh computer and disk drives of which the Company receives under $5,000 for the product itself. This lower cost model is part of the Company's strategy to expand its market in digital media which it anticipates shipping in the second quarter of fiscal 1996.

     Media 100 is a digital video system that captures complete source video (both fields) and compact disc quality audio and stores this source material digitally on standard SCSI disk drives connected to the user's Macintosh. Media 100 is available in domestic and major international video formats (NTSC in North America and Japan and PAL in Europe). To perform editing, users can instantly access any scene or sound from anywhere on the disk. This random-access, or nonlinear, real time performance greatly enhances editing by simplifying the process and eliminating the shuttling wait-time and rerecording time working from videotape. When Media 100 plays back video for preview, display or final recording, the output quality is online, which means it is virtually indistinguishable from the quality produced by videotape equipment used for broadcasting. Media 100's user interface, built to Apple Macintosh user interface standards, simplifies editing and is expandable with software options to perform effects, graphics, titling and other advanced operations.

     POWER Option(TM) is a software option which contains powerful features to make creating video easier. This option includes All-On-One Mastering, which lets users edit large quantities of source video in a draft mode (offline) and finish with online output quality all on one sysytem. Other features include FastFX(TM) for accelerating video effects rendering and PowerLog logging.

     HDR Option(TM) is a software option which improves the Media 100 core system's video output quality through the support of broadcast component signal inputs and outputs, as well as by allowing users to reduce compression levels to as low as 4:1 for NTSC and 5:1 for PAL video formats. This option also expands the core system's real time audio mixing from four to eight tracks.

     Suite Deal(TM) is a bundled option package which includes: FX Option for supporting over 50 video effect types using an open, "plug in" architecture licensed from Adobe Systems; CG Option for keying high-quality, anti-aliased titles and graphics over video; EDL Option for generating a standard-format edit decision list (EDL); and, in North America, the Platinum Support Agreement (as described below).

     Whole Deal(TM) is a bundled option package which includes Suite Deal, POWER Option, and HDR Option at a reduced price.

     Platinum(TM) Support Agreement gives Media 100 users a year of toll-free technical support, automatic, free upgrades, and preferred pricing on upgrades, replacement hardware, and some new products, and a subscription to a quarterly newsletter. The Platinum Support Agreement is available only in North America.

   Technology and Product Features

     Data Translation has designed Media 100 as an integrated hardware and software system which offers high performance and is compatible with the Macintosh. The Company believes the basic performance of its hardware and software produces broadcast quality picture and compact disc quality sound, with an open system design. Data Translation's control of the development, design and manufacturing of both the hardware and software of Media 100 allows it to conform one to the other, specifically and solely to support the user requirements of the target market.

     Media 100's core hardware includes broadcast quality video input and output decoder/encoder subsystems, a proprietary, dynamically-variable JPEG compression subsystem, a 16-bit eight-track real time digital audio subsystem, and two high-speed 32-bit microprocessors responsible for transferring digital audio and video data, at throughput rates up to 30 megabytes per second, inside the Macintosh in lieu of using the Macintosh processor alone as other video editing systems do. The latest version of this hardware consists of the Vincent platform, operates with excellent noise immunity and is the primary technical facilitator of real time, nonlinear performance with output which provides broadcast quality video and compact disc quality audio. The output video is 30 frames per second, 60 fields per second (NTSC) or 25 frames per second, 50 fields per second (PAL) and synchronized to multiple tracks of compact disc quality audio.

     The software features a proprietary operating system which is unseen by users and integrated with the standard Macintosh operating system. This software governs low-level Media 100 hardware operations to ensure real time performance, particularly by controlling the two onboard microprocessors in concert with the Macintosh processor. Layered on top of this low level of software, Media 100 incorporates a higher layer of software called application software, through which the user controls every function of the Media 100 system.

   Customers and Sales

     In the United States, the Company authorizes and sells solely through a network of specialized Value-Added-Resellers ("VARs") who integrate and support Media 100 systems sales. The Company has focused on attracting a loyal and growing following of highly qualified VARs in the United States by offering attractive margins and factory support. The Company does not compete with its resellers by selling directly to end users. Internationally, the Company authorizes and sells solely through subsidiaries and distributors, which act as resellers or establish reseller networks in their respective territories. The Company typically enters into agreements with its international distributors which usually are terminable for cause and has arrangements with its domestic distributors which are generally terminable by either party at will.

     The Company manages its sales through a team of regional managers and sales support personnel. Both the Company and resellers provide end user customer support which provides 90 days of free technical support. By purchasing a Platinum Support Agreement, end users in North America may extend that support for additional one year periods.

   Competition

     The digital media market is highly competitive and fragmented with a large number of suppliers providing different types of products, both linear and nonlinear, to different segments of the market. The primary competitive factors in markets composed of either existing users of videotape equipment or new users are: (i) ability to do fast, easy nonlinear editing; (ii) open system design and support for continuous feature improvement, especially for advanced features like digital video effects; (iii) online picture and audio quality;
(iv) ability to edit and to create special features such as titling and animation all on one system; and (v) price.

     In the emerging market of corporate and institutional users, the Company has encountered competition primarily from Avid Technology, Inc. ("Avid"), which has greater financial resources than the Company, as well as Truevision and Radius Inc. Because this market is new and still evolving, it is difficult to predict future sources of competition; however, competitors will also include larger vendors, such as Matsushita Electric Industrial Company Limited ("Matsushita") and Sony Corporation ("Sony") which currently compete in the market of professional users.

     To the extent that the Company has sold into the market of professional users, the Company has encountered competition primarily from Avid and ImMIX (a division of Carlton Communications PLC) in this market. In addition, competition in this area comes from comparably sized or smaller competitors, such as Matrox Electronic Systems Ltd. and FAST Electronic GmbH, as well as much larger vendors, such as Matsushita and Sony, both of which have announced plans to introduce digital, nonlinear editing systems. The Company expects that other vendors of analog videotape editing equipment, many of which have substantially greater financial, technical and marketing resources than the Company, will develop and introduce competing digital, nonlinear systems.

  Data Acquisition and Imaging

   Market

     The primary markets for data acquisition and imaging products are scientific research and analysis, test and measurement, and machine vision and inspection. End users include original equipment manufacturers, research laboratories, universities, hospitals and government agencies. Users require highly accurate, real time measurement and control of analog signals, such as temperature, pressure, sound and video.

     The Company believes it is one of the top five suppliers in each market although the data acquisition and imaging markets are highly fragmented. These markets have been adversely affected in recent years by reduced government funding of research and lower levels of corporate capital expenditures. Industry organizations estimate overall sales in these markets were approximately $250 million in 1994.

   Strategy

     In the data acquisition and imaging area, the Company is focused on providing system solutions which include not only exceptional hardware but also powerful, easy to use software. The Company will continue to invest in its current data acquisition and imaging markets, while identifying new applications and growth opportunities in the industrial control, high end test and measurement and machine vision and inspection markets. During fiscal 1995, the Company adopted new technologies in an effort to increase the marketability of its data acquisition and imaging products.

   Products

     The Company's data acquisition and imaging products are designed to facilitate (i) the high-speed capture of analog signals representing physical events, such as temperature, pressure, sound and video, (ii) the fast conversion of such signals into digital form and (iii) the use of such digital signals in PCs for processing. These capabilities permit customers to use PCs to identify, measure, analyze and control physical phenomena (data acquisition) and to analyze or enhance video images (imaging).

     The Company's data acquisition and imaging systems consist of plug-in cards and Windows-based software which provide an integrated, high performance systems solution to the general scientific and measurement marketplace. These systems allow customers to configure their own PC-based data acquisition, signal processing or imaging system with higher performance and lower cost than alternative pre-packaged or custom-integrated systems. Users are able to integrate these products more quickly into their systems thereby reducing their development time. DT-Open Layers(R) forms the basis of several key software products manufactured by the Company, the most important of which are DT-VEE(TM) for Microsoft Windows, GLOBAL LAB(R) Image and Software Development Kits ("SDKs"). Over a three year period the Company defined and developed DT-Open Layers, a standard set of software protocols under the Microsoft Windows operating system. DT-Open Layers simplifies programming and accelerates the development of new software products and permits customers to replace circuit boards and add new functions. These products offer leading-edge functionality for data acquisition and imaging under Windows while allowing customers to protect their software investments and develop solutions more quickly.

     The Company sells over 300 data acquisition and imaging products which range in list price from $595 to $4,995. Domestically, the Company sells such products directly, and internationally, the Company sells both directly and through distributors. Such prices do not reflect distributor discounts for international sales, which range from approximately 20% to 35% on hardware products and up to approximately 50% on software applications. Net sales from data acquisition and imaging products were 30.1%, 44.7% and 66.5% of total net sales for fiscal years ended November 30, 1995, 1994 and 1993, respectively.

     Data acquisition products provide capabilities ranging from simple measurement to advanced digital signal processing (DSP) functions. While researchers, systems integrators and original equipment manufacturers ("OEMs") have been predominant data acquisition users in the past, new data acquisition markets have emerged in the industrial and medical areas, such as industrial inspection, medical diagnostic/therapeutic applications, high-performance control, vibration analysis, acoustics, test and measurement and liquid and gas chromatography applications. Customers incorporate Data Translation's data acquisition boards into PCs to measure real-world parameters, including temperature, pressure, acceleration and sound; to analyze this data; and to use the results to control real-world events and processes. For example, an equipment manufacturer in Canada uses the Company's Fulcrum(TM) board to monitor and control the vibration of magnetic ball bearings in large pump shafts.

     The Company's imaging products may be used in a number of applications. In scientific imaging applications, images can be captured from video cameras for analysis, or images can be captured from cameras mounted on microscopes to identify and count cells. In machine vision applications, images can be captured and processed immediately in real time for fast, accurate inspection of manufactured parts. In medical applications, images can be captured from different diagnostic devices, such as CAT scanners or ultrasound imaging devices, for enhancement, analysis and display. For example, the Company's MACH series imaging board is used in an opthamology system which maps the cornea for the purpose of making a diagnosis or fitting a contact lense.

     The Company has incorporated several new technologies in its products. For example, the Company's frame grabber, a product which combines software with proprietary circuits that permit users to acquire data from a variety of video inputs, now utilizes the PCI bus architecture. In addition, the Company has begun using the Display Connect Interface ("DCI") standard in certain of the Company's frame grabber products. Finally, the Company has adopted the Personal Computer Memory Card International Association ("PCMCIA") standard, a new technology for the portable acquisition of data.

     The Company's new data acquisition and imaging products include the following:

    . DT7101 memory card, a PCMCIA standard product targeted at the portable data acquisition and field services markets;

    .  DT3001 data acquisition product, which utilizes the PCI bus;

    . DTVEE(TM) 3.0, an upgrade of the Company's visual programming application software for building data acquisition systems, which now has improved functionality, user interface functions and performance; and

    . Frame Grabber SDK, DT-Open Layers support for the Company's frame grabber products.

   Technology and Product Features

     The Company believes that since its inception in 1973 it has been an industry leader in hardware design for signal processing technology. The Company established and continues to develop leading products in high performance signal integrity and high speed boards. In the past four years, the Company introduced system solutions that integrate both hardware and software to help the customer more easily measure and analyze data. Over the last several years the Company has added to its expertise in hardware development through DT-Open Layers to construct more systems oriented products. The trend towards offering complete solutions to end users has meant an increased focus on software development.

   Customers and Sales

     The Company sells its data acquisition and imaging products to end users and OEMs for use primarily in the scientific, medical and industrial markets. End users include manufacturers, research laboratories, universities, hospitals and government agencies.

     Data Translation sells its data acquisition and imaging products through a comprehensive, widely distributed annual catalog, an in-house telemarketing force and extensive advertising and promotional campaigns. The Company has a full-time sales and administrative staff of over 30 employees in the United States to support catalog sales. International sales are supported by three subsidiaries and various distributors throughout Europe, Asia and the Pacific rim.

   Competition

     Data Translation competes in the data acquisition market principally with National Instruments Corporation and Keithley Instruments, Inc. and in the imaging market with Matrox Electronic Systems Ltd. and Imaging Technology, Inc., all of which may have substantially greater financial, technical and marketing resources than the Company. The Company also competes with a number of smaller companies in each of these markets. The Company's data acquisition and imaging products compete on the basis of ability to supply an integrated system solution of hardware and software, price and performance.

 Networking Distribution Business

   Market

     The market in the United Kingdom for networking products is composed principally of businesses and organizations which require high performance products and the technical support to integrate such products into their systems. In the United Kingdom, the Company, through a subsidiary Data Translation Networking Limited, distributes networking products manufactured by third party suppliers. The Company believes the market for enterprise wide networking products in the United Kingdom will continue to grow as has the market in the United States.

   Strategy

     In the networking distribution market in the United Kingdom, the Company seeks to grow its business with the enterprise wide networking business in general and to expand its supplier and reseller base. Data Translation works to build highly valued relationships with suppliers and customers which it believes have been the key to its growth.

     As part of its overall strategy, the Company believes that its knowledge of the latest networking products and technologies contribute to the development of products in the digital media and imaging markets. For example, new technologies, such as ATM, will allow video transmission in real time from remote locations and therefore affect the future evolution of Media 100 in a network environment. Another part of the Company's strategy is to focus on emerging high value-added technologies. The Company believes that it distinguishes itself from other distributors by the fact that a significant number of its employees, including sales personnel, in its networking distribution business are technically trained. In September 1995, the Company's networking distribution subsidiary became the first value added network distributor in the United Kingdom to be awarded the ISO 9002 accreditation, the international standard for quality systems.

   Products and Services

     Data Translation distributes externally sourced network peripherals in the United Kingdom. These products are manufactured by several suppliers, including 3Com, Hewlett-Packard, Shiva Corporation and U.S. Robotics Inc. The primary products are high value added, systems-oriented solutions that interconnect computers and networks, such as routers, switches, bridges and hubs. 3Com recently recognized Data Translation Networking Limited as its top distributor of internetworking products for 3Com's fiscal year 1995. The Company enters into annual contracts with its suppliers, some of which sell directly into the market. Net sales from networking distribution products were 28.1%, 30.6% and 30.4% of total net sales for fiscal years ended November 30, 1995, 1994 and 1993, respectively.

     In addition, the Company builds its customer base by supplying its customers with services such as technical training, maintenance and sophisticated technical support on a fee for services basis. The Company relies on highly trained sales and support engineers to provide the latest networking tools and systems to help increase a customer's productivity and information exchange.

   Customers and Sales

     The Company distributes networking products principally to a large number of VARs, systems integrators and retail dealers and, to a lesser extent, to end users in the United Kingdom. As with its data acquisition and imaging products, the Company distributes its networking products through a comprehensive, widely distributed annual catalog, an in-house telemarketing force and extensive advertising and promotional campaigns. In addition, the Company uses a direct sales team in the United Kingdom.

   Competition

     The Company attempts to distinguish itself in the United Kingdom by selling high value added products and services and offering the latest state-of-the-art networking products. The Company's direct competitors in the United Kingdom networking distribution business are Azlan Group PLC and Persona Group PLC and numerous other larger competitors that have substantially greater financial, technical and marketing resources than the Company as well as numerous smaller competitors. Competition in the United Kingdom for networking products is based primarily on price and value added services.

Research and Development and New Products

     The Company intends to continue to invest in research and development for new products and for enhancements to existing products. The Company is targeting spending on research and development at an annual rate of approximately 10% of total net sales. For the fiscal year ended November 30, 1995, the Company invested approximately $7,612,000 or 10.5% of total net sales on product development.

     The Company employed, as of January 31, 1996, 77 full-time engineers whose primary duties relate to product development. Outside firms and consultants are selectively engaged to develop or assist with development of products when favorable opportunities exist.

     For Media 100, the Company is focused on continued software and hardware development. The Media 100 application software is being improved to include advanced features. In addition, the Company has developed support for operating with the computer video standard developed by Apple QuickTime, and is continuing to develop greater support for operating with QuickTime applications from third parties.

     In the data acquisition and imaging area, the new areas for hardware development include the integration of ASICs (application specific integrated circuits) into circuit boards, which will reduce cost and advance the development of new computer bus technologies (e.g., PCMCIA and PCI). The Company's software development in data acquisition and imaging centers on supporting the introduction of Windows 95. The Company is also developing graphical programming application software, which will simplify application development by the customer.

     In addition, the Company recently began development of a product which will allow a Windows based PC user to easily add VHS-quality digital video and Compact Disc quality audio to any desktop application. Similar to the Company's other products, this new digital video product will take the form of an integrated hardware and software solution. The Company is in the process of investigating distribution channels and is planning shipment of the product during the second half of fiscal 1996.

Manufacturing

     Data Translation manufactures all of its products at its facility in Marlboro, Massachusetts. The Company believes its control of manufacturing significantly contributes to hardware design improvements, and allows for quicker turn-around of engineering changes for shipment to the market. The Company periodically assesses its production efficiencies against the benefits of outsourcing certain hardware production.

     In manufacturing, the Company seeks to be the leader in both technology and management. The Company has adopted the philosophy of Total Quality Management
(TQM), which is a systematic approach to continuous improvement. In September 1994, the Company achieved IS09001 Quality System Certification, a certification by an internationally accredited organization that the Company has a documented quality system. IS09001 certification is a requirement for some exports to the European Community and is seen as a sales advantage by many United States customers. The Company uses work cells with higher volume products which, together with Just-In-Time techniques, allows the Company to provide five-day shipment on most customer orders.

     The Company's fully integrated assembly and test operations enable it to produce approximately 30,000 assembled printed circuit boards per year. In addition, circuit boards and modules are designed using advanced computer-aided-design (CAD) technology. Manufacturing capabilities include the assembly of fine pitch, surface mount electronic devices utilizing state of the art pick and place robotics for high density, multi-layered, single or double sided boards. A majority of the Company's shipments incorporate surface-mount components. Initial testing is performed to assure that products are free from process-related defects after assembly. Following this, a complete functional test is performed twice on each board, with an environmental stress screen between tests to eliminate defects and assure long-term reliability of products. The Company uses automated test equipment to assure product quality, improve throughput and increase production yields.

     Components used in circuit board assembly are generally available from several distributors and manufacturers, although in the case of certain products, only one or two manufacturers are capable of the appropriate circuit board assembly. Suppliers are selected based on their ability to provide defect-free products quickly at low cost. Data Translation continuously measures the performance of key suppliers. Special programs are used to speed availability of material and protect the Company from unplanned shifts in product demand. These programs include ship-to-stock, and point-of-use bonding, a program where suppliers hold material on-site at Data Translation and as the material is used, title transfers to Data Translation and payment is made. Certain components used by the Company do not have ready substitutes or have been subject to industry-wide shortages. There can be no assurance that the Company's inventories would be adequate to meet the Company's production needs during any interruption of supply. The Company's inability to develop alternative supply sources, if required, or a reduction or stoppage in supply, could adversely affect its operations until new sources of supply become available.

Proprietary Rights

     The Company owns ten United States patents, expiring from March 2001 through August 2013, and has six pending patent applications in the United States, none of which the Company believes is material. The Company applied for seven separate patents covering elements of the Media 100 core system of which two have been granted.

     The Company believes that its success depends primarily on the proprietary know-how, innovative skills, technical competence and marketing abilities of its employees.

Backlog

     Most customers order products on an as-needed basis, relying, in the case of most products, on the Company's five-day delivery capability. As a result, the Company believes that its backlog at any point in time is not indicative of its future sales.

Employees

     As of January 31, 1996, the Company employed approximately 347 persons worldwide. None of the employees are represented by a labor union. The Company believes it has good relations with its employees.

     Competition for employees with the skills required by the Company is intense in the geographic areas in which the Company's operations are located. The Company believes that its future success will depend on its continued ability to attract and retain qualified employees, especially in research and development.

Item 2. Properties

     The Company maintains its principal executive, engineering, manufacturing and sales operations in a 103,000 square foot facility located in Marlboro, Massachusetts. The building is leased from Nason Hill Trust (the "Trust"), a nominee trust of which Alfred A. Molinari, Jr., Chief Executive Officer and Chairman of the Company, and his wife are the sole trustees and beneficiaries.

     The Company's principal facilities are leased from the Trust under operating leases expiring on December 1, 1999. Pursuant to an amendment dated November 29, 1989, the annual lease payments are equal to the sum of (i) $1,092,000 and (ii) any additional interest costs payable by the Trust in such year under a note in favor of Shawmut Bank, N.A. due to the failure of the Company to maintain the financial ratios required for the most favorable interest under such note. In addition to such lease payments, the Company bears all of the tax, insurance and other costs of operating the facilities and, under certain circumstances, various costs and expenses associated with four series of industrial revenue bonds, the proceeds of which were used in connection with the facilities. Total rental expense charged to operations under the leases as then in effect was $1,092,000 for each of the fiscal years 1995, 1994, and 1993.

The United Kingdom operations are conducted in an 18,050 square foot facility in Wokingham, Berkshire, England, that is leased by Data Translation Networking Limited under a twenty-five year net lease. Data Translation Networking Limited has an option to terminate the lease in 1997. The minimum annual basic rent is approximately $257,000 per year.

     The German operations are conducted in a 2,420 square foot office facility in Bietigheim-Bissingen, Germany that is leased under a five-year lease, expiring in 2000, by Data Translation GmbH. The minimum annual basic rent is approximately $58,000 per year.

     The Italian operations are conducted in an 1,100 square foot office facility in Brescia, Italy that is leased under a six-year lease, expiring in 1998, by Data Translation S.r.l. The minimum annual basic rent is approximately $24,000 per year.

Item 3. Legal Proceedings

     On June 7, 1995, a lawsuit was filed against the Company by Avid Technology, Inc., a Massachusetts-based company ("Avid"), in the United States District Court for the District of Massachusetts. The complaint alleges patent infringement by the Company arising from the manufacture, sale, and use of the Company's Media 100 products. The complaint includes requests for injuctive relief, treble damages, interest, costs and fees. On July 28, 1995, the Company filed an Answer and Counterclaim denying any infringement and asserting that the patent in question is invalid. Discovery by the parties is currently underway. The Company intends to vigorously defend the lawsuit, which is currently early in the pre-trial stage. In addition, Avid has filed papers in the United States Patent and Trademark Office requesting reissuance of the patent and stating that it seeks patent claims broader than those set forth in the existing patent. The reissuance proceedings remain pending. If such broader claims were to issue, the Company expects that Avid would seek to incorporate such claims into the litigation, although Avid has made no reference to the reissue proceedings in the litigation to date. If the Company does not prevail in the action, it could be required to pay substantial damages for infringement and cease offering products that allegedly infringe such patent, either of which results would have a material adverse effect on the Company. Alternatively, the Company could be required to seek to obtain a license under the patent. If so, there can be no assurance that such a license would be available to the Company or, if available, that the terms of any such license would be satisfactory. Moreover, the pendency and expense of the litigation could adversely affect the Company's business, market share, financial condition and operating results, regardless of the outcome of the litigation. There can be no assurance that the Company will prevail in the litigation, or that any of the above-described effects of the litigation, whether or not successful, will not be material.

     From time to time, the Company is involved in disputes and/or litigation encountered in its normal course of business. The Company does not believe that the ultimate impact of the resolution of any outstanding matters will have a material effect on the Company's financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal 1995.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

     The information required by this Item is incorporated herein by reference to the "Quarterly Stock Prices" table appearing on page 23 of the Company's 1995 Annual Report to Stockholders.

Item 6. Selected Financial Data

     The information required by this Item is incorporated herein by reference to the "Selected Financial Data" appearing on page 23 of the Company's 1995 Annual Report to Stockholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information required by this Item is incorporated herein by reference to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on page 24 - 26 of the Company's 1995 Annual Report to Stockholders.

Item 8. Financial Statements and Supplementary Data

     The information required by this Item and not filed with this report is incorporated herein by reference to pages 28-39 of the Company's 1995 Annual Report to Stockholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The Company will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the "Proxy Statement") not later than 120 days after the close of its fiscal year ended November 30, 1995. The information required by this Item is incorporated herein by reference to "Election of Directors", "Executive Officers", and "Compliance with Section 16(a) of the Exchange Act" in the Proxy Statement.

Item 11. Executive Compensation

     The information required by this Item is incorporated herein by reference to "Executive Compensation" in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item is incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

     The information required by this Item is incorporated herein by reference to "Certain Relationships and Related Transactions" in the Proxy Statement.

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

       The following documents are filed as part of this report:

       (a)   1.     Financial Statements

        The financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedules on page 14 are filed as part of this report.

             2.     Financial Statement Schedules

        The schedules listed in the accompanying Index to Consolidated Financial Statements and Schedules on page 14 are filed as part of this report.

             3.     Exhibits

        The exhibits listed below are filed with or incorporated by reference in this report.
            3.1     Articles of Organization of Data Translation, Inc., as
                    amended/10/
            3.2     By-laws of Data Translation, Inc., as amended/10/
            4.      Specimen common stock certificate/11/
           10.1     Key Employee Incentive Plan (1982) and form of Stock Option
                    Certificate/3//7/
           10.2     1986 Employee Stock Purchase Plan as amended/3//8/
           10.3     Data Translation, Inc. Double Sheltered Retirement Plan/2/
           10.4     Lease dated as of December 1, 1979 with Nason Hill Trust, as amended/1/
           10.5     Lease dated as of April 1, 1981 with Nason Hill Trust, as
                    amended/1/
           10.6.A   Fifth amendment to lease dated as of April 22, 1987/4/
           10.6.B   Sixth amendment to lease dated as of April 5, 1988/5/
           10.6.C   Seventh amendment to lease dated as of June 22, 1988/5/
           10.6.D   Eighth amendment to lease dated as of November 29, 1989/6/
           10.7     Letter agreement between the Company and Nason Hill Trust
                    dated as of November 29, 1989/6/
           10.8     Form of Employee Agreement/1/
           10.9     Key Employee Incentive Plan (1992)/9/
           10.10    Adobe Premiere Plug-In Linking Utilities License Agreement
                    with Adobe Systems, Incorporated dated January 8, 1993/12/
           10.11    Adobe Premiere Plug-Ins Reproduction and Licensing Agreement
                    with Adobe Systems, Incorporated dated January 8, 1993/12/
           10.12    Software License Agreement with Hewlett-Packard Company
                    dated January 14, 1993/10/
           13       Annual Report to Security Holders
           21       Subsidiaries of Data Translation, Inc.
           23       Consent of Arthur Andersen LLP
           24       Power of Attorney (included in the signature page of this
                    Form 10-K)
           27       Financial Data Schedule

                   /1/ Incorporated herein by reference to the Company's
                       Registration Statement on Form S-1 (No. 33-94121).
                   /2/ Incorporated herein by reference to the Company's 1985
                       Annual Report on Form 10-K.
                   /3/ Incorporated herein by reference to the Company's 1986
                       Annual Report on Form 10-K.
                   /4/ Incorporated herein by reference to the Company's 1987
                       Annual Report on Form 10-K.
                   /5/ Incorporated herein by reference to the Company's 1988
                       Annual Report on Form 10-K.
                   /6/ Incorporated herein by reference to the Company's 1989
                       Annual Report on Form 10-K.
                   /7/ Incorporated herein by reference to the Company's 1990
                       Annual Report on Form 10-K.
                   /8/ Incorporated herein by reference to the Company's
                       Registration Statement on Form S-8 (No. 33-6238).
                   /9/ Incorporated herein by reference to the Company's
                       Registration Statement on Form S-8 (No. 3-50692).
                   /10/Incorporated herein by reference to the Company's
                       Registration Statement on Form S-1 (No. 33-85232).
                   /11/Incorporated herein by reference to the Company's
                       Registration Statement on Form S-1 (No. 33-63579).
                   /12/Incorporated herein by reference to the Company's 1994
                       Annual Report on Form 10-K.

(b)      Report on Form 8-K

            The registrant has not filed any reports on Form 8-K during the last quarter of the fiscal year covered by this report.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                        ON FINANCIAL STATEMENT SCHEDULE

To Data Translation, Inc.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Data Translation, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 4, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14(a)2 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                       ARTHUR ANDERSEN LLP


Boston, Massachusetts
January 4, 1996

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

              COVERED BY REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


                                                                                             Reference
                                                                                   Form                     Annual Report
                                                                                    10-K                    to Stockholders
                                                                                   (page)                      (page)

Data incorporated by reference from the Company's 1994 Annual Report to
     Stockholders:

Consolidated balance sheets at November 30, 1995 and 1994                                                        28

For the years ended November 30,1995, 1994, and 1993:

Consolidated statements of operations                                                                            29

Consolidated statement of stockholders' equity                                                                   30

Consolidated statements of cash flows                                                                            31

Notes to consolidated financial statements                                                                       32-39

Schedule V - Valuation and Qualifying Accounts                                                                   39

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Data Translation, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 1996.
                                              DATA TRANSLATION, INC
                                              By: /s/     Alfred A. Molinari, Jr
                                                 -------------------------------
                                                         Alfred A. Molinari, Jr.
                                                        Chief Executive Officer

                               POWER OF ATTORNEY

     We, the undersigned officers and directors of Data Translation, Inc., hereby severally constitute and appoint Alfred A. Molinari, Jr. and Peter J. Rice, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10K filed herewith and any and all amendments to said Form 10K (including post-effective amendments), and generally to do all such things in our name and behalf in our capacities as officers and directors to enable Data Translation, Inc. to comply with the provisions of the Securities Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10K and any and all amendments thereto.

     Pursuant to the requirements of the Securities Act of 1934, this Form 10K has been signed by the following persons in the capacities and on the date indicated.



            Signature                                                      Capacity                          Date
            ---------                                                      --------                          ----
 /s/        Alfred A. Molinari, Jr.                                 Chief Executive Officer            February 26, 1996
---------------------------------------------------------            and Chariman
              Alfred A. Molinari, Jr.

 /s/        Peter J. Rice                                           Vice President (Principal          February 26, 1996
---------------------------------------------------------             Financial Officer)
              Peter J. Rice

 /s/        Gary B. Godin                                           Chief Accounting Officer           February 26, 1996
---------------------------------------------------------           (Principal Accounting Officer)
              Gary B. Godin

 /s/        R. Bradford Malt            Director                                                       February 26, 1996
---------------------------------------------------------
              R. Bradford Malt

 /s/        Paul J. Severino            Director                                                       February 26, 1996
----------------------------------------------------------
              Paul J. Severino

  /s/       James M. Dow                Director                                                       February 26, 1996
---------------------------------------------------------
              James M. Dow

 /s/        John A. Molinari            Director                                                       February 26, 1996
----------------------------------------------------------
              John A. Molinari

                                   EXHIBITS

Exhibits
Numbers                         Description                     Page
--------                ---------------------------------       ----

  13                    Annual Report to Security Holders

  21                    Subsidiaries of Data Translation, Inc.

  23                    Consent of Arthur Andersen LLP

  27                    Financial Data Schedule