Form 10-Q
period 1996-02-29
DATA TRANSLATION INC
filed 1996-04-15
CIK 713138

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

             For The Quarterly Period Ended: February 29, 1996
                                             -----------------

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

             For The Transition Period From ____ To ____

     Commission File Number: 0-14779
                             -------

                            DATA TRANSLATION, INC.
          -----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Massachusetts                              04-2532613
        ----------------------------------      ------------------------------
        (State or other jurisdiction of                (I.R.S. Employer
        organization or incorporation)               Identification Number)


                                100 Locke Drive
                          Marlborough, Massachusetts
          ------------------------------------------------------
                (Address of principal executive offices)

                                  01752
          ------------------------------------------------------
                               (Zip code)

                             (508) 481-3700
          ------------------------------------------------------
             (Registrant's telephone number, including area code)

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes     X               No
                                   -------                ---------

               Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                7,868,515 shares
- --------------------------------------       ----------------------------------
               Class                            Outstanding at March 31,1996

                                                                    Page 2 of 13
                    DATA TRANSLATION, INC. AND SUBSIDIARIES


                                     INDEX
                                     -----

                                                                              Page No.
                                                                              --------
Financial Information:
  Consolidated Balance Sheets as of
    February 29, 1996 and November 30, 1995...................................... 3

  Consolidated Statements of Operations for the
    Three Months Ended February 29, 1996 and February 28, 1995 .................. 4

  Consolidated Statements of Stockholders' Equity
    For the Fiscal Year Ended November 30, 1995
     and the Three Months Ended February 29, 1996 ............................... 5

  Consolidated Statements of Cash Flows for the Three Months
    Ended February 29, 1996 and February 28, 1995 ............................... 6

  Notes to Consolidated Financial Statements .................................... 7-9

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations ............................... 10-11


Part II - Other Information ..................................................... 12



Signatures ...................................................................... 13

                                                                    Page 3 of 13
                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                           February 29,        November 30,
                                                              1996                 1995
                                                         --------------     ---------------
Current Assets:
        Cash and cash equivalents                       $   11,730,000     $    28,602,000
        Marketable securities (Note 2)                      26,177,000           6,559,000
        Accounts receivable, net of reserves of
          $500,000 in 1996 and $505,000 in 1995             16,334,000          15,057,000
        Inventories                                          7,077,000           5,532,000
        Prepaid expenses                                     1,656,000           1,060,000
        Prepaid income taxes                                    88,000              60,000
                                                         --------------     ---------------
             Total current assets                           63,062,000          56,870,000

Equipment and Leasehold Improvements, net                    4,495,000           3,897,000

Other Assets - net                                             221,000             217,000
                                                         --------------     ---------------

Total Assets                                            $   67,778,000     $    60,984,000
                                                         ==============     ===============

Current Liabilities:
        Accounts payable                                $    6,765,000     $     5,133,000
        Due to related party                                   273,000                   -
        Borrowings from bank                                   906,000             696,000
        Accrued expenses                                     7,288,000           7,233,000
        Deferred revenue                                       844,000           1,010,000
                                                         --------------     ---------------
             Total current liabilities                      16,076,000          14,072,000

Deferred Income Taxes                                            3,000               3,000

Stockholders' Equity:
        Preferred Stock, $.01 par value,
          Authorized - 1,000,000 shares, none issued            -                   -
        Common Stock, $.01 par value,
          Authorized - 10,000,000 shares, issued -
          7,863,795 in 1996 and 8,491,208 in 1995               79,000              85,000
        Capital in excess of par value                      38,868,000          37,062,000
        Retained earnings                                   12,815,000          11,665,000
        Cumulative translation adjustment                       47,000              (5,000)
        Treasury stock, at cost, 869,096
          shares in 1995                                        -               (1,843,000)
        Unrealized holding loss on available for
          sale securities                                     (110,000)            (55,000)
                                                         --------------     ---------------

             Total stockholders' equity                     51,699,000          46,909,000
                                                         --------------     ---------------

Total Liabilities and Stockholders' Equity              $   67,778,000     $    60,984,000
                                                         ==============     ===============

The accompanying notes are an integral part of these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                            Three Months Ended
                                                       February 29,      February 28,
                                                          1996              1995
                                                       -------------     -------------
Net sales:
 Digital media                                        $  10,690,000     $   5,207,000
 Data acquisition and imaging                             5,694,000         5,775,000
 Networking distribution                                  7,392,000         3,855,000
                                                       -------------     -------------
Total net sales                                          23,776,000        14,837,000

Cost of sales                                            12,818,000         7,711,000
                                                       -------------     -------------

  Gross profit                                           10,958,000         7,126,000

Research and development expenses                         2,211,000         1,683,000
Selling and marketing expenses                            5,602,000         3,936,000
General and administrative expenses                       1,849,000           916,000
                                                       -------------     -------------

  Operating income                                        1,296,000           591,000

Interest income                                             526,000           143,000
Interest expense                                            (36,000)           (8,000)
Other expense, net                                         (153,000)           (5,000)
                                                       -------------     -------------

  Income before tax provision                             1,633,000           721,000

Tax provision                                               483,000            14,000
                                                       -------------     -------------

  Net income                                          $   1,150,000     $     707,000
                                                       =============     =============

Net income per common and
  common equivalent share                             $        0.14     $        0.11
                                                       =============     =============

Weighted average number of common
  and common equivalent shares outstanding                8,406,000         6,422,000

 The accompanying notes are an integral part of these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                     Common Stock
                                    $.01 Par Value
                                  -------------------
                                                                                                        Unrealized
                                                                                                       Holding Loss
                                                       Capital in             Cumulative               on Available       Total
                                     Issued            Excess of    Retained  Translation   Treasury     for Sale     Stockholders'
                                     Shares   Amount   Par Value    Earnings  Adjustment      Stock     Securities       Equity
                                  -------------------------------------------------------------------------------------------------
Balance, November 30, 1994         6,765,472 $68,000   $8,739,000  $6,894,000   $64,000   ($4,781,000)      -          $10,984,000

Proceeds from stock plans            325,736   3,000    1,166,000        -         -             -          -            1,169,000

Public sale of treasury stock, net
  of issuance costs of $375,000         -       -       5,864,000        -         -        2,938,000       -            8,802,000

Public sale of common stock, net
  of issuance costs of $400,000    1,400,000  14,000   21,293,000        -         -             -          -           21,307,000

Translation adjustment                  -       -            -           -      (69,000)         -          -              (69,000)

Net income                              -       -            -      4,771,000      -             -          -            4,771,000

Reserve for unrealized
  investment losses                     -       -            -           -         -             -       (55,000)          (55,000)
                                  -------------------------------------------------------------------------------------------------

Balance, November 30, 1995         8,491,208 $85,000  $37,062,000 $11,665,000   ($5,000)  ($1,843,000)  ($55,000)      $46,909,000

Proceeds from stock plans             18,183   1,000      169,000        -         -             -          -              170,000

Retirement of treasury stock        (869,096) (9,000)  (1,834,000)       -         -        1,843,000       -                 -

Public sale of common stock          223,500   2,000    3,471,000        -         -             -          -            3,473,000

Translation adjustment                  -       -            -           -       52,000          -          -               52,000

Net income                              -       -            -      1,150,000      -             -          -            1,150,000

Reserve for unrealized
  investment losses                     -       -            -           -         -             -       (55,000)          (55,000)
                                  -------------------------------------------------------------------------------------------------

Balance, February 29, 1996         7,863,795 $79,000  $38,868,000 $12,815,000   $47,000          -     ($110,000)      $51,699,000
                                  =================================================================================================

 The accompanying notes are an integral part of these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Three Months Ended:
                                                                     February 29,       February 28,
                                                                        1996                1995
                                                                    -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $   1,150,000       $     707,000
  Adjustments to reconcile net income to
   net cash used in operating activities-
             Depreciation and amortization                               436,000             418,000
             Loss (gain) on sale of equipment                              1,000             (2,000)
             Loss on sale of marketable securities                         1,000             -

             Change in assets and liabilities-
               Accounts receivable                                    (1,277,000)           (630,000)
               Inventories                                            (1,545,000)         (1,478,000)
               Prepaid expenses                                         (596,000)           (363,000)
               Prepaid income taxes                                      (28,000)             -
               Accounts payable                                        1,632,000             757,000
               Due to related party                                      273,000            (273,000)
               Accrued expenses                                           55,000             320,000
               Deferred revenue                                         (166,000)             90,000
                                                                    -------------       -------------

             Net cash used in operating activities                 $     (64,000)      $    (454,000)
                                                                    -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchases of equipment and leasehold improvements        (1,037,000)           (340,000)
             Proceeds from sale of equipment                              -                    5,000
             Increase in other assets                                     (4,000)            (45,000)
             Purchases of marketable securities                      (24,665,000)         (7,345,000)
             Proceeds from sales of marketable securities              4,991,000               8,000
                                                                    -------------       -------------

             Net cash used in investing activities                 $ (20,715,000)      $  (7,717,000)
                                                                    -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
             Borrowings from bank                                        210,000              -
             Proceeds from stock plans                                   170,000             256,000
             Net proceeds from public sale of treasury stock              -                8,802,000
             Net proceeds from public sale of common stock             3,473,000              -
                                                                    -------------       -------------

             Net cash provided by financing activities             $   3,853,000       $   9,058,000
                                                                    -------------       -------------

EXCHANGE RATE EFFECTS                                                     54,000              38,000
                                                                    -------------       -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               $ (16,872,000)      $     925,000

CASH AND CASH EQUIVALENTS, beginning of period                        28,602,000           1,592,000
                                                                    -------------       -------------

CASH AND CASH EQUIVALENTS, end of period                           $  11,730,000       $   2,517,000
                                                                    =============       =============

OTHER TRANSACTIONS NOT PROVIDING (USING) CASH
             Decrease in value of marketable securities                   55,000              77,000
             Increase in unrealized holding loss on
               available for sale securities                             (55,000)            (77,000)
                                                                    -------------       -------------
                                                                   $      -            $      -
                                                                    =============       =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
             Cash paid for income taxes                            $      -            $       1,000
                                                                    =============       =============
             Cash paid for interest                                $      36,000       $       8,000
                                                                    =============       =============

  The accompanying notes are an integral part of these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

          In the opinion of management, these unaudited consolidated financial statements and disclosures reflect all adjustments necessary for fair presentation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest audited financial statements, which are contained in the Company's 1995 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 26, 1996.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Cash Equivalents and Marketable Securities

          Cash equivalents are carried at cost which approximates market value and have maturities of less than three months. Cash equivalents include money market accounts and U.S. Treasury bills.

          Marketable securities held as of February 29, 1996, consist of the following:

                                                    Maturity             Market Value
                                                    ---------------------------------
Investments available for sale:
        U.S. Treasury Bills                         1 - 5 years       $  8,198,000

        U.S. Agency Bonds                           1 - 5 years            551,000
        U.S. Agency Bonds                           6 - 10 years           306,000
                                                                        ----------
                  Total U.S. Agency Bonds                                  857,000

        Utility Bonds                               1 - 5 years             99,000
        Utility Bonds                               6 - 10 years           202,000
                                                                        ----------
                  Total Utility Bonds                                      301,000

        Municipal Bonds                             less than 1 year     1,000,000
        Municipal Bonds                             1 - 5 years          2,004,000
        Municipal Bonds                             10+ years            2,502,000
                                                                        ----------
                  Total Municipal Bonds                                  5,506,000

        Corporate Obligations             1 - 5 years                    4,562,000
        Corporate Obligations             5 - 10 years                   3,766,000
        Corporate Obligations             10+ years                      2,987,000
                                                                        ----------
                  Total Corporate Obligations                           11,315,000
                                                                        ----------
Total investments available for sale                                  $ 26,177,000
                                                                        ----------

          Marketable securities had a cost of $26,287,000 and $6,614,000 at February 29, 1996 and November 30, 1995, respectively, and a market value of $26,177,000 and $6,559,000, respectively. To reduce the carrying amount of the portfolio to market value, a valuation allowance has been reflected as a separate component of stockholders' equity pursuant to the provisions of Statement of Financial Accounting Standard No. 115.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Inventories

          Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following:

                                       February 29,    November 30,
                                          1996            1995
                                          ----            ----
        Raw material                   $ 1,824,000     $ 1,763,000
        Work-in-process                    576,000         383,000
        Finished goods                   4,677,000       3,386,000
                                         ---------       ---------
                                       $ 7,077,000     $ 5,532,000
                                         ---------       ---------

Work-in-process and finished goods inventories include material, labor and manufacturing overhead. Management performs periodic reviews of inventory and disposes of items not required by their manufacturing and marketing plan.

4.  Net Income Per Common Share

          Net income per common share is determined by dividing net income by the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares have been calculated in accordance with the treasury stock method and are included for all periods where their effect is dilutive. Fully diluted net income per share has not been separately presented, as the amounts would not be materially different from net income per share.

5.  Contingencies

          On June 7, 1995, a lawsuit was filed against the Company by Avid Technology, Inc., in the United States District Court for the District of Massachusetts. The complaint generally alleges patent infringement by the Company arising from the manufacture, sale, and use of the Company's Media 100 product. The complaint includes requests for injunctive relief, treble damages, interest, costs and fees. In July, 1995 the Company filed an Answer and Counterclaim denying any infringement and asserting that the patent is invalid. Discovery by the parties is currently underway. The Company intends to vigorously defend the lawsuit. In addition, Avid Technology, Inc. is seeking reissuance of the patent for claims broader than in the existing patent. These proceedings also remain pending. On April 5, 1996, the Company asserted by motion for leave to file a supplemental counterclaim in the lawsuit against Avid Technology, Inc. for infringement of a newly-issued Data Translation patent relating to the Company's Media 100 digital video system. The Company contends that the products infringing this newly issued patent include the recently-released versions of Avid's Media Composer 900, 1000, 4000 and 8000 products, as shipped or upgraded with the Avid Broadcast Video Board. There can be no assurance that the Company will prevail in the litigation, or that any of the effects of the litigation of the claims asserted against it, whether or not successful, will not be material.

          From time to time the Company is involved in other disputes and/or litigation encountered in its normal course of business. The Company does not believe that the ultimate impact of the resolution of such other outstanding matters will have a material effect on the Company's financial condition or results of operations.

6.  Capitalized Software Development Costs

          The Company capitalizes certain computer software development costs. Such costs, net of accumulated amortization, were approximately $195,000 and $190,000 as of February 29, 1996 and November 30, 1995, respectively and are included in other assets. These costs are amortized on a straight-line basis over two years which approximates the life of the product. Amortization expense, included in cost of goods sold, was approximately $30,000 and $25,000 for the three months ended February 29, 1996 and February 28, 1995, respectively.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Income Taxes

          Based on the anticipated taxable income for fiscal 1996, the Company has provided for income taxes using an effective tax rate of approximately 30% taking into consideration full utilization of its remaining net operating loss carryforwards and tax credits. During fiscal 1995, substantially all of the potential tax provision resulting from profitable operations in the Company's domestic operations were offset by net operating loss carryforwards.

8.  Recapitalization

          On June 28, 1995, the Board of Directors approved a 2 for 1 stock split effected in the form of a dividend for all shareholders of record as of July 17, 1995 which became effective on July 31, 1995. All share and per share data included in these financial statements have been retroactively restated to reflect the stock split.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Results of Operations

     The following table shows certain consolidated statement of operations data as a percentage of total net sales.

                                                                  Three Months Ended

                                                               February 29,    February 28,
                                                                  1996            1995
                                                                  ----            ----
     Net sales:
      Digital media.........................................       45.0%            35.1%
      Data acquisition and imaging..........................       23.9             38.9
      Networking distribution...............................       31.1             26.0
                                                                 ------           ------
        Total net sales.....................................      100.0            100.0

     Gross margin...........................................       46.1             48.0

     Research and development expenses......................        9.3             11.3
     Selling and marketing expenses.........................       23.6             26.5
     General and administrative expenses....................        7.8              6.2
                                                                 ------           ------
     Income from operations.................................        5.4              4.0

     Interest income and other, net.........................        1.4              0.9
     Provision for income taxes.............................        2.0              0.1
                                                                 ------           ------
     Net income.............................................        4.8%             4.8%
                                                                 ------           ------


Comparison of First Fiscal Quarter of 1996 to First Fiscal Quarter of 1995:

     Total net sales for the fiscal quarter ended February 29, 1996 were $23,776,000, an increase of 60.3% or $8,939,000 from the same period a year ago. The increase was primarily a result of higher net sales from the Company's digital media product, Media 100(R), which increased 105.3% to $10,690,000 and accounted for 45.0% of the Company's total net sales compared to $5,207,000 or 35.1% in the same period a year ago. Networking distribution sales increased $3,573,000 or 91.8% from the comparable quarter in 1995 to $7,392,000 or 31.1%
of the Company's total net sales. Net sales from the Company's data acquisition and imaging products declined slightly to $5,694,000 or 23.9% of the Company's total net sales compared to $5,775,000 or 38.9% for the comparable quarter in fiscal 1995.

     Gross margin for the fiscal quarter ended February 29, 1996 was 46.1%, compared to 48.0% in the comparable quarter of the prior year. The decrease in gross margin was primarily a result of lower gross margins on networking distribution sales as compared to the previous year and, to a lesser extent, the increase in networking distribution sales as a percentage of total net sales as the margins on networking distribution sales are much lower than the Company's own manufactured product sales.

     Income from operations for the first fiscal quarter of 1996 was $1,296,000, compared to $591,000 in the comparable quarter of the prior year. The operating income reflects the higher net sales, partially offset by an increase in operating expenses of $3,127,000. Selling and marketing expenses increased by $1,666,000 largely due to the additional cost associated with the increased sales and promotion of the digital media products, but decreased as a percentage of total net sales to 23.6% from 26.5% in the comparable period. General and administrative expenses increased to $1,849,000, or 7.8% of total net sales up from $916,000, or 6.2% of total net sales in the comparable quarter. The increase was primarily due to higher fees for professional services which includes legal fees associated with the defense of the pending patent lawsuit, consultation for its proxy statement and other corporate matters, as well as higher personnel levels. Research and development expenses were $2,211,000, or 9.3% of total net sales compared to $1,683,000, or 11.3% of total net sales in the first quarter of fiscal 1995. The increase in research and development expenses was a result of the Company's continued investment in product development.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

Comparison of First Fiscal Quarter of 1996 to First Fiscal Quarter of 1995 (continued):

     Interest income for the fiscal quarter ended February 29, 1996 was $526,000 compared to $143,000 in the comparable quarter reflecting an increase in cash balances including cash equivalents and marketable securities on hand during the quarter.

     An effective tax rate of approximately 30% provided $483,000 for the first fiscal quarter of 1996 compared to a tax provision of $14,000 in the comparable period of fiscal 1995. The higher effective tax rate in fiscal 1996 is due to decreases in net operating loss carryforwards available to be used against taxable income. Any potential tax provision resulting from operating income by the Company's domestic operations during the first quarter of 1995 was offset by net operating loss carryforwards.

     Net income for the fiscal quarter ended February 29, 1996 was $1,150,000 or $0.14 per share, compared to $707,000 or $0.11 per share for the same period in 1995.


Liquidity and Capital Resources

     During the first three months of fiscal 1996, the Company increased its working capital to $46,986,000 from $42,798,000 on November 30, 1995. The increase in working capital was primarily a result of $3,473,000 of cash provided from an over-allotment option exercised by the Company's underwriters as part of the most recent public stock offering. Included in working capital on February 29, 1996 was $11,730,000 of cash and cash equivalents as well as $26,177,000 of marketable securities as described in Note 2 to these Consolidated Financial Statements. Net cash used by operations was $64,000 reflecting net income of $1,150,000, offset by higher working capital requirements for the Company's growing operations.

     As of February 29, 1996, the Company's United Kingdom subsidiary, Data Translation Networking Limited, had a bank overdraft facility of approximately $1,985,000 of which $906,000 was outstanding. The facility is secured by the subsidiary's accounts receivable balance and guaranteed by the Company.

     Although Management believes the Company's capital needs for 1996 will be met through its credit facilities and cash flow from operations, the Company may need to raise additional capital from equity and/or debt sources in order to finance its anticipated growth and capital requirements beyond 1996, and there can be no assurance that the Company will be able to raise beyond such capital on favorable terms or at all.

                                                                   Page 12 of 13
                          PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

          On June 7, 1995, a lawsuit was filed against the Company by Avid Technology, Inc., in the United States District Court for the District of Massachusetts. The complaint generally alleges patent infringement by the Company arising from the manufacture, sale, and use of the Company's Media 100 product. The complaint includes requests for injunctive relief, treble damages, interest, costs and fees. In July, 1995 the Company filed an Answer and Counterclaim denying any infringement and asserting that the patent is invalid. Discovery by the parties is currently underway. The Company intends to vigorously defend the lawsuit. In addition, Avid Technology, Inc. is seeking reissuance of the patent for claims broader than in the existing patent. These proceedings also remain pending. On April 5, 1996, the Company asserted by motion for leave to file a supplemental counterclaim in the lawsuit against Avid Technology, Inc. for infringement of a newly-issued Data Translation patent relating to the Company's Media 100 digital video system. The Company contends that the products infringing this newly issued patent include the recently-released versions of Avid's Media Composer 900, 1000, 4000 and 8000 products, as shipped or upgraded with the Avid Broadcast Video Board. There can be no assurance that the Company will prevail in the litigation, or that any of the effects of the litigation of the claims asserted against it, whether or not successful, will not be material.

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

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

          a)  Exhibits
                        Exhibit
                        Number                    Description
                        -------         -----------------------------------
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

                                Data Translation, Inc.




Date:    April 12, 1996     By:   /s/ Peter J. Rice
                                ------------------------
                                      Peter J. Rice
                               Vice President & Treasurer
                                (Chief Financial Officer)




Date:    April 12, 1996     By:   /s/ Gary B. Godin
                                ------------------------
                                      Gary B. Godin
                               Chief Accounting Officer and
                                Corporate Controller

                                   Exhibits

        Exhibits
         Number                   Description                         Page
        --------             -----------------------                  ----
             27              Financial Data Schedule