Form 10-Q
period 1996-05-31
DATA TRANSLATION INC
filed 1996-07-12
CIK 713138

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

          For The Quarterly Period Ended:  May 31, 1996
                                           ------------

     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

          For The Transition Period From ___ To ___

     Commission File Number: 0-14779
                             -------

                            DATA TRANSLATION, INC.
         ------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Massachusetts                                  04-2532613
     -------------------------------          ----------------------------------
     (State or other jurisdiction of           (I.R.S. Employer Identification
     organization or incorporation)                        Number)


                                100 Locke Drive
                          Marlborough, Massachusetts
         -----------------------------------------------------------
                   (Address of principal executive offices)

                                     01752
         -----------------------------------------------------------
                                  (Zip code)

                                (508) 481-3700
                               ----------------
              (Registrants telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of the registrant was required to file such 90 days. 1934 during the preceding 12 months (or for reports), and (2) has been subject to such such shorter period that filing requirements for the past

                     Yes    X                    No_______
                         --------

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share               8,046,205 shares
- --------------------------------------    --------------------------------------
                Class                          Outstanding at June 30,1996

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                        Page No.
                                                                        --------
Part I - Financial Information:
  Consolidated Balance Sheets as of
    May 31, 1996 and November 30, 1995.....................................3

  Consolidated Statements of Operations for the
    Three and Six Months Ended May 31, 1996 and 1995.......................4

  Consolidated Statements of Stockholders' Equity
    For the Fiscal Year Ended November 30, 1995
     and the Six Months Ended May 31, 1996.................................5

  Consolidated Statements of Cash Flows for the Six Months
    Ended May 31, 1996 and 1995............................................6

  Notes to Consolidated Financial Statements..............................7-9

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations.......................10-12


Part II - Other Information.............................................13-14


Signatures..............................................................15

                                                                   Page 3 of 15
                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                           May 31,               November 30,
                                                                            1996                    1995
                                                                      ---------------          ----------------
Current Assets:
            Cash and cash equivalents                                 $    8,287,000           $    28,606,000
            Marketable securities                                         28,241,000                 6,559,000
            Accounts receivable, net of reserves of
             $545,000 in 1996 and $505,000 in 1995                        15,803,000                15,057,000
            Inventories                                                    7,595,000                 5,532,000
            Prepaid expenses                                               2,480,000                 1,060,000
            Prepaid income taxes                                              90,000                    60,000
                                                                      ---------------          ----------------
               Total current assets                                       62,496,000                56,870,000

Equiptment and Leasehold Improvements, net                                 4,889,000                 3,897,000

Other Assets - net                                                           430,000                   217,000
                                                                      ---------------          ----------------
Total Assets                                                          $   67,815,000           $    60,984,000
                                                                      ===============          ================


Current Liabilities:
            Accounts payable                                          $    4,515,000           $     5,133,000
            Borrowing from bank                                            1,819,000                   696,000
            Accrued expenses                                               6,639,000                 7,233,000
            Deferred revenue                                               1,133,000                 1,010,000
                                                                      ---------------          ----------------
              Total current Liabilities                                   14,106,000                14,072,000

Deferred Income Taxes                                                          3,000                     3,000

Stockholders' Equity:
            Preferred Stock, $.01 par value,
              Authorized - 1,000,000 shares, none issued                    -                         -
            Common Stock, $.01 par value
              Authorized - 10,000,000 shares, issued -
              8,043,205 in 1996 and 8,491,208 in 1995                         80,000                    85,000
            Capital in excess of par value                                39,712,000                37,062,000
            Retained earnings                                             14,137,000                11,665,000
            Cumulative translation adjustment                                 85,000                    (5,000)
            Treasury stock, at cost, 869,096
             shares in 1995                                                  -                      (1,843,000)
            Unrealized holding loss on available for
             sale securities                                                (308,000)                  (55,000)
                                                                      ---------------          ----------------
              Total stockholders' equity                                  53,706,000                46,909,000
                                                                      ---------------          ----------------
Total Liabilities and Stockholders' Equity                            $   67,815,000           $    60,984,000
                                                                      ===============          ================

                      The accompanying notes are an integral part of these consolidated financial statements

                    DATA TRANSLATION, INC, AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                 Three Months Ended May 31,              Six Months Ended May 31,
                                                   1996                1995               1996                1995
                                              --------------      -------------      --------------      --------------
Net sales:
  Digital media                              $   12,922,000      $   6,979,000      $   23,612,000      $   12,186,000
  Data acquisition and imaging                    5,063,000          5,001,000          10,757,000          10,776,000
  Networking distribution                         5,314,000          5,396,000          12,705,000           9,251,000
                                              --------------      -------------      --------------      --------------
Total net sales                                  23,299,000         17,376,000          47,074,000          32,213,000

Cost of sales                                    11,578,000          9,035,000          24,397,000          16,746,000
                                              --------------      -------------      --------------      --------------

  Gross profit                                   11,721,000          8,341,000          22,677,000          15,467,000

Research and development expenses                 2,131,000          1,844,000           4,342,000           3,527,000
Selling and marketing expenses                    6,495,000          4,666,000          12,096,000           8,602,000
General and administrative expenses               2,054,000            958,000           3,903,000           1,874,000
                                              --------------      -------------      --------------      --------------

  Operating income                                1,041,000            873,000           2,336,000           1,464,000

Interest income                                     497,000            217,000           1,023,000             359,000
Interest expense                                    (35,000)           -                   (71,000)             (8,000)
Other income (expense)                              (68,000)             3,000            (221,000)             (2,000)
                                              --------------      -------------      --------------      --------------

  Income before tax provision                     1,435,000          1,093,000           3,067,000           1,813,000
Tax provision                                       113,000             62,000             595,000              75,000
                                              --------------      -------------      --------------      --------------

Net income                                   $    1,322,000      $   1,031,000      $    2,472,000      $    1,738,000
                                              =============       ============       =============       ==============

Net income per common and
   common equivalent share                   $         0.15      $        0.15      $         0.29       $        0.27
                                              =============       ============       =============       ==============
Weighted average number of common
   and common equivalent shares outstanding       8,731,000          6,686,000           8,669,000           6,548,000

                      The accompanying notes are an integral part of these consolidated financial statements

                                                                    Page 5 of 15
                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                         Common Stock
                                         $.01 Par Value
                                    ------------------------
                                                                     Capital in                     Cumulative
                                          Issued                     Excess of      Retained        Translation       Treasury
                                          Shares      Amount         Par Value      Earnings        Adjustment        Stock
                                    ------------------------------------------------------------------------------------------------
Balance, November 30, 1994            6,765,472       $68,000        $8,739,000     $6,894,000      $64,000           ($4,781,000)

Proceeds from stock plans               325,736         3,000         1,166,000          -             -                    -

Public sale of treasury stock, net
 of issuance costs of $375,000             -              -           5,864,000          -             -                2,938,000

Public sale of common stock, net
 of issuance costs of $400,000        1,400,000        14,000        21,293,000          -             -                    -

Translation adjustment                     -              -               -              -          (69,000)                -

Net income                                 -              -               -          4,771,000         -                    -

Reserve for unrealized
 investment losses                         -              -               -              -             -                    -
                                    ------------------------------------------------------------------------------------------------

Balance, November 30, 1995            8,491,208       $85,000       $37,062,000    $11,665,000      ($5,000)          ($1,843,000)

Proceeds from stock plans               197,593         2,000         1,036,000          -             -                    -

Retirement of treasury stock           (869,096)       (9,000)       (1,834,000)         -             -                1,843,000

Public sale of common stock             223,500         2,000         3,448,000          -             -                    -

Translation adjustment                     -              -               -              -           90,000                 -

Net income                                 -              -               -          2,472,000         -                    -

Reserve for unrealized
 investment losses                         -              -               -              -             -                     -
                                  ------------------------------------------------------------------------------------------------

Balance, May 31, 1996                 8,043,205       $80,000       $39,712,000    $14,137,000      $85,000                  -
                                  ================================================================================================

                                     Unrealized
                                     Holding Loss
                                     on Available       Total
                                     for Sale       Stockholders'
                                     Securities        Equity
                                     ----------------------------
Balance, November 30, 1994                   -       $10,984,000

Proceeds from stock plans                    -         1,169,000

Public sale of treasury stock, net
 of issuance costs of $375,000               -         8,802,000

Public sale of common stock, net of
 issuance costs of $400,000                  -        21,307,000

Translation adjustment                       -           (69,000)

Net income                                   -         4,771,000

Reserve for unrealized
 investment losses                         (55,000)      (55,000)
                                     ----------------------------
Balance, November 30, 1995                ($55,000)  $46,909,000

Proceeds from stock plans                    -         1,038,000

Retirement of treasury stock                 -            -

Public sale of common stock                  -         3,450,000

Translation adjustment                       -            90,000

Net income                                   -         2,472,000

Reserve for unrealized
 investment losses                        (253,000)     (253,000)
                                     ----------------------------

Balance, May 31, 1996                    ($308,000)  $53,706,000
                                     ============================
                      The accompanying notes are an integral part of these consolidated financial statements

                                                                    Page 6 of 15
                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    Six Months Ended May 31,
                                                                                                  1996                     1995
                                                                                             --------------           --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                                 $   2,472,000            $   1,738,000
 Adjustments to reconcile net income to
 net cash used in operating activities-
                    Depreciation and amortization                                                 961,000                  846,000
                    Loss (gain) on sale of equipment                                                1,000                   (2,000)
                    Loss on sale of marketable securities                                           5,000                   34,000

                    Change in assets and liabilities-
                     Accounts receivable                                                         (746,000)              (1,673,000)
                     Inventories                                                               (2,063,000)              (2,807,000)
                     Prepaid expenses                                                          (1,420,000)                (578,000)
                     Prepaid income taxes                                                         (30,000)                  (4,000)
                     Accounts payable                                                            (618,000)                 178,000
                     Due to related party                                                           -                     (546,000)
                     Accrued expenses                                                            (594,000)               3,201,000
                     Deferred revenue                                                             123,000                   68,000
                                                                                             --------------           --------------
                    Net cash provided by (used in) operating activities                     $  (1,909,000)           $     455,000
                                                                                             --------------           --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
                    Purchases of equipment and leasehold improvements                          (1,888,000)              (1,295,000)
                    Proceeds from sale of equipment                                                 -                        5,000
                    Increase in other assets                                                     (278,000)                 (75,000)
                    Purchases of marketable securities                                        (27,698,000)              (7,898,000)
                    Proceeds from sales of marketable securities                                5,758,000                3,730,000
                                                                                             --------------           --------------
                    Net cash used in investing activities                                   $ (24,106,000)           $  (5,533,000)
                                                                                             --------------           --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
                    Borrowings from bank                                                        1,123,000                   -
                    Proceeds from stock plans                                                   1,038,000                  435,000
                    Net proceeds from public sale of treasury stock                                 -                    8,802,000
                    Net proceeds from public sale of common stock                               3,450,000                   -
                                                                                             --------------           --------------
                    Net cash provided by financing activites                                $   5,611,000            $   9,237,000
                                                                                             --------------           --------------

EXCHANGE RATE EFFECTS                                                                              89,000                   26,000
                                                                                             --------------           --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        $ (20,315,000)           $   4,185,000

CASH AND CASH EQUIVALENTS, beginning of period                                                 28,602,000                1,592,000
                                                                                             --------------           --------------

CASH AND CASH EQUIVALENTS, end of period                                                    $   8,287,000            $   5,777,000
                                                                                             ==============           ==============

OTHER TRANSACTIONS NOT PROVIDING (USING) CASH
                    Decrease in value of marketable securities                                    253,000                   52,000
                    Increase in unrealized holding loss on
                     available for sale securities                                               (253,000)                 (52,000)
                                                                                             --------------           --------------
                                                                                            $        -               $         -
                                                                                             ==============           ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                    Cash paid for income taxes                                              $     485,000            $      21,000
                                                                                             ==============           ==============
                    Cash paid for interest                                                  $      71,000            $      8,000
                                                                                             ==============           ==============


                      The accompanying notes are an integral part of these consolidated financial statements


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

          The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 requires enterprises to classify debt and equity securities as either held-to-maturity, available-for-sale or trading. Under SFAS No. 115, the accounting for the effects of unrealized gains and losses reported on investment holdings differs according to the nature of an investment classification.

          Marketable securities held as of May 31, 1996, consist of the following:

                                                         Maturity                               Market Value
                                                         ---------------------------------------------------
Investments available for sale:
     U.S. Treasury Bills                                 1 - 5 years                          $ 7,890,000

     U.S. Agency Bonds                                   1 - 5 years                              546,000
     U.S. Agency Bonds                                   6 - 10 years                             289,000
                                                                                              -----------
          Total U.S. Agency Bonds                                                                 835,000

     Utility Bonds                                       1 - 5 years                               97,000
     Utility Bonds                                       6 - 10 years                             204,000
                                                                                              -----------
          Total Utility Bonds                                                                     301,000

     Municipal Bonds                                     Less than 1 year                       1,000,000
     Municipal Bonds                                     1 - 5 years                            1,977,000
     Municipal Bonds                                     10+ years                              4,000,000
                                                                                              -----------
          Total Municipal Bonds                                                                 6,977,000

     Corporate Obligations          1 - 5 years                                                 5,556,000
     Corporate Obligations          6 - 10 years                                                3,204,000
     Corporate Obligations          10+ years                                                   3,478,000
                                                                                              -----------
          Total Corporate Obligations                                                          12,238,000
                                                                                              -----------
Total investments available for sale                                                          $28,241,000
                                                                                              ===========

          Marketable securities had a cost of $28,549,000 and $6,614,000 at May 31, 1996 and November 30, 1995, respectively, and a market value of $28,241,000 and $6,559,000, respectively. To reduce the carrying amount of the portfolio to market value, a valuation allowance has been reflected as a separate component of stockholders' equity.

                                                                 Pages 8 of 15

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Inventories

          Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following:

                                         May 31,            November 30,
                                          1996                  1995
                                          ----                  ----
          Raw material                  $1,974,000            $1,763,000
          Work-in-process                  965,000               383,000
          Finished goods                 4,656,000             3,386,000
                                        ----------            ----------
                                        $7,595,000            $5,532,000
                                        ==========            ==========

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

5. Contingencies

          On June 7, 1995, a lawsuit was filed against the Company by Avid Technology, Inc. (Avid), in the United States District Court for the District of Massachusetts. The complaint generally alleges patent infringement by the Company arising from the manufacture, sale, and use of the Company's Media 100/(R)/ product. The complaint includes requests for injunctive relief, treble damages, interest, costs and fees. In July, 1995 the Company filed an Answer and Counterclaim denying any infringement and asserting that the Avid patent in question is invalid. The Company intends to vigorously defend the lawsuit. Discovery by the parties is currently underway. In addition, Avid is seeking reissue of the patent, including claims that it asserts are broader than in the existing patent, and these reissue proceedings remain pending. Based on issues recently raised by the examiner in the United States Patent and Trademark Office, the Company on July 2, 1996 moved for a stay of the lawsuit pending conclusion of the reissue proceedings. The court's determination of the Company's motion is pending.

          Also, on April 5, 1996, the Company asserted, by motion for leave to file a supplemental counterclaim, its own claims against Avid for infringement of a newly-issued Company patent relating to the Companys Media 100 digital video system. The court denied the Companys motion for a leave to proceed by supplemental counterclaim, following which the Company on April 23, 1996 filed its own, separate complaint against Avid, in the United States District Court for the District of Massachusetts, asserting these infringement claims. The Company contends that the products infringing this newly-issued Company patent include certain versions of Avids Media Composer product. In May, 1996, Avid filed a responsive Answer and Counterclaim denying infringement and asserting that the Company patent in question is invalid.

          There can be no assurance that the Company will prevail on the lawsuit asserted by Avid, or that the expense or other effects of the lawsuits, whether or not the Company prevails, will not be material.

          From time to time the Company is involved in other disputes and/or litigation encountered in its normal course of business. The Company does not believe that the ultimate impact of the resolution of such other outstanding matters will have a material effect on the Company's financial condition or results of operations.

                                                                  Pages 9 of 15
                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Capitalized Software Development Costs

        The Company capitalizes certain computer software development costs. Such costs, net of accumulated amortization, were approximately $405,000 and $190,000 as of May 31, 1996 and November 30, 1995, respectively and are included in other assets. These costs are amortized on a straight-line basis over two years which approximates the life of the product. Amortization expense, included in cost of goods sold, was approximately $65,000 and $70,000 for the six months ended May 31, 1996 and 1995, respectively.

7. Income Taxes

          Based on the projected taxable income for fiscal 1996, the Company has provided for income taxes using an effective tax rate of approximately 18% taking into consideration full utilization of its remaining net operating loss carryforwards, research and development tax credit carryforwards, and other general business tax credits. During fiscal 1995, substantially all of the potential tax provision resulting from profitable operations in the Companys domestic operations were offset by net operating loss carryforwards.

                                                                  Page 10 of 15
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS




Results of Operations

     The following table shows certain consolidated statement of operations data as a percentage of total net sales.

                                                    Three Months Ended                Six Months Ended
                                                    May 31,    May 31,                May 31,    May 31
                                                     1996       1995                   1996       1995
                                                     ----       ----                   ----       ----
  Net sales:
   Digital media..............................       55.5%      40.2%                  50.1%      37.8%
   Data acquisition and imaging...............       21.7       28.8                   22.9       33.5
   Networking distribution....................       22.8       31.0                   27.0       28.7
                                                    -----      -----                  -----      -----
     Total net sales..........................      100.0      100.0                  100.0      100.0

  Gross margin................................       50.3       48.0                   48.2       48.0

  Research and development expenses...........        9.1       10.6                    9.2       11.0
  Selling and marketing expenses..............       27.9       26.9                   25.7       26.7
  General and administrative expenses.........        8.8        5.5                    8.3        5.8
                                                    -----      -----                  -----      -----
  Income from operations......................        4.5        5.0                    5.0        4.5

  Interest income and other, net..............        1.7        1.3                    1.5        1.1
  Provision for income taxes..................        0.5        0.4                    1.2        0.2
                                                    -----      -----                  -----      -----
  Net income..................................        5.7%       5.9%                   5.3%       5.4%
                                                    =====      =====                  =====      =====

Comparison of Second Fiscal Quarter of 1996 to Second Fiscal Quarter of 1995:

     Total net sales for the fiscal quarter ended May 31, 1996 were $23,299,000, an increase of 34.1% or $5,923,000 from the same period a year ago. The increase was primarily a result of higher net sales from the Company's digital media products which increased 85.2% to $12,922,000 compared to $6,979,000 in the same period a year ago. The increase in digital media product sales were due to higher unit sales of Media 100 and the initial shipments of the Companys newest product, Media 100 qx, which began shipping in April 1996. Digital media product sales now account for 55.5% of the Company's total net sales compared to 40.2% in the same period a year ago. Networking distribution sales decreased slightly to $5,314,000 and accounted for 22.8% of the Companys total net sales compared to $5,396,000 or 31.0% of the Company's total net sales in the second quarter in fiscal 1995. Net sales from the Company's data acquisition and imaging products increased slightly to $5,063,000 compared to $5,001,000 in the comparable fiscal quarter, but decreased as a percent of the Companys total net sales to 21.7% from 28.8% for the comparable quarter in fiscal 1995.

     Gross margin for the fiscal quarter ended May 31, 1996 was 50.3%, compared to 48.0% in the comparable quarter of the prior year. The increase in gross margin was primarily a result of the decrease in networking distribution sales as a percentage of total net sales as the margins on networking distribution sales are much lower than the Company's own manufactured product sales.

     Income from operations for the second fiscal quarter of 1996 was $1,041,000, compared to $873,000 in the comparable quarter of the prior year. The operating income reflects the higher net sales, partially offset by substantial start-up expenses for the Companys new MPEG-1 encoder product, Broadway/TM/, higher legal expenses, as discussed below, and an operating loss from the networking distribution business. Selling and marketing expenses in the second fiscal quarter of 1996 increased by $1,829,000 representing 27.9% of total net sales compared to 26.9% in the comparable quarter in 1995. The increase in selling and marketing expenses were largely due to the additional costs associated with the increased sales and promotion of Media 100 and Media 100 qx products, as well as the initial promotion of Broadway, which began shipping in June 1996. General and administrative expenses increased to $2,054,000, or 8.8% of total net sales up from $958,000, or 5.5% of total net sales in the comparable quarter. The increase was primarily due to higher legal fees associated with the pending patent lawsuits, as discussed in Note 5 to the Consolidated Financial Statements. These higher legal expenses are expected to continue in the foreseeable future. Research and development expenses were $2,131,000, or 9.1% of total net sales compared to $1,844,000, or 10.6% of total net sales in the first quarter of fiscal 1995. The dollar increase in research and development expenses was a result of the Companys continued investment in product development primarily in digital media technology.

                                                                   Page 11 of 15
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

Comparison of Second Fiscal Quarter of 1996 to Second Fiscal Quarter of 1995 (continued):

     Interest income for the fiscal quarter ended May 31, 1996 was $497,000 compared to $217,000 in the comparable quarter a year ago reflecting an increase in cash balances including cash equivalents and marketable securities on hand during the quarter. Interest income was partially offset by $35,000 of interest expense and $68,000 of other expenses which was primarily a result of foreign transaction losses relating to the purchases of inventory in the networking distribution business.

     A tax provision of $113,000 was provided for in the second fiscal quarter of 1996 compared to a tax provision of $62,000 in the comparable period of fiscal 1995. The tax provision for the second quarter of fiscal 1996 adjusts the year to date effective tax rate to approximately 18% on domestic operations. This effective tax rate takes into consideration remaining net operating loss carryforwards, research and development tax credit carryforwards and other business tax credits available to be used against taxable income. Any potential tax provision resulting from operating income by the Company's domestic operations during the second quarter of 1995 was entirely offset by net operating loss carryforwards.

     Net income for the fiscal quarter ended May 31, 1996 was $1,322,000 or $0.15 per share, compared to $1,031,000 or $0.15 per share for the comparable period in fiscal 1995. The comparable earnings per share in the 1996 fiscal quarter on higher net income was due to the higher common and common equivalent shares outstanding of 8,731,000 compared to 6,686,000 in the second fiscal quarter of 1995.

Comparison of First Six Months of Fiscal 1996 to the First Six Months of Fiscal 1995:

     Total net sales for the six months ended May 31, 1996 were $47,074,000, an increase of 46.1% or $14,861,000 from the same period a year ago. The increase has been primarily a result of higher net sales from Media 100 products, which increased 93.8% to $23,612,000 and accounted for 50.1% of the Company's total net sales compared to $12,186,000 or 37.8% in the same period a year ago. Networking distribution sales increased to $12,705,000 from $9,251,000 in the same period last year, but decreased as a percentage of the Companys total net sales to 27.0% from 28.7% in the comparable period in 1995. Net sales from the Company's data acquisition and imaging products have essentially remained the same at $10,757,000 as compared with $10,776,000 one year ago, but have decreased as a percentage of the Companys total net sales to 22.9% compared to 33.5% in the comparable period in fiscal 1995.

     Gross margin for the six months ended May 31, 1996 was 48.2%, compared to 48.0% in the comparable period of the prior year. The slight increase in gross margin was primarily a result of the decrease in networking distribution sales as a percentage of total net sales as the margins on networking distribution sales are much lower than the Company's own manufactured product sales.

     Income from operations for the first six months of fiscal 1996 was $2,336,000, compared to $1,464,000 in the comparable period of the prior year. The operating income reflects the higher net sales, partially offset by an increase in operating expenses of $6,338,000. Selling and marketing expenses increased by $3,494,000 largely due to the additional costs associated with the increased sales and promotion of Media 100 products, as well as the initial marketing promotion of the Companys new MPEG-1 encoder product, Broadway, which began shipping in June 1996. General and administrative expenses increased to $3,903,000, or 8.3% of total net sales up from $1,874,000, or 5.8% of total net sales in the comparable period. The increase has been primarily due to higher legal fees associated with the pending patent lawsuits. Research and development expenses were $4,342,000, or 9.2% of total net sales compared to $3,527,000, or 11.0% of total net sales in the first six months of fiscal 1995. The dollar increase in research and development expenses was a result of the Companys continued investment in product development primarily in digital media technology.

     Interest income for the six months ended May 31, 1996 was $1,023,000 compared to $359,000 in the comparable six month period reflecting an increase in cash balances including cash equivalents and marketable securities on hand during the period. Interest income has been partially offset by $71,000 of interest expense and $221,000 of other expenses which was primarily a result of foreign transaction losses relating to the purchase of inventory for the networking distribution business.

                                                                  Page 12 0f 15
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

Comparison of First Six Months of Fiscal 1996 to the First Six Months of Fiscal 1995 (continued):

     A tax provision of $595,000 was provided for in the first six months fiscal of fiscal 1996 compared to a tax provision of $75,000 in the comparable period of fiscal 1995. The tax provision for the first six months in fiscal 1996 includes an effective tax rate of approximately 18% on profitable domestic operations due to net operating loss carryforwards, research and development tax credit carryforwards, and business tax credits available to be used against taxable income. Any potential tax provision resulting from operating income by the Company's domestic operations during fiscal 1995 were offset by net operating loss carryforwards.

     Net income for the six month period ended May 31, 1996 was $2,472,000 or $0.29 per share, compared to $1,738,000 or $0.27 per share for the same period in 1995. The lower earnings per share in fiscal 1996 on higher net income was due to the higher common and common equivalent shares outstanding of 8,669,000 compared to 6,548,000 in the comparable quarter of 1995.


Liquidity and Capital Resources

     As of May 31, 1996, the Company had $48,390,000 of working capital. Included in working capital was $8,287,000 of cash and cash equivalents as well as $28,241,000 of marketable securities as described in Note 2 to these Consolidated Financial Statements. The Company used approximately $3,797,000 of cash primarily in operating activities of $1,909,000 which reflects net income of $2,472,000, offset by supporting higher inventory levels and other working capital requirements for the Company's growing operations. Other use of funds included equipment purchases of $1,888,000. Net cash of $4,573,000 was provided by an over-allotment option exercised by the Companys underwriters as part of the most recent public stock offering and the utilization of an overdraft facility for the networking distribution business.

     As of May 31, 1996, the Companys United Kingdom subsidiary, Data Translation Networking Limited, had a bank overdraft facility of approximately $1,985,000 of which $1,819,000 was outstanding. The facility is secured by the subsidiarys accounts receivable balance and guaranteed by the Company.

     Although management believes the Companys capital needs for 1996 will be met through its credit facilities and cash flow from operations, the Company may need to raise additional capital from equity and/or debt sources in order to finance its anticipated growth and capital requirements beyond 1996

     For a description of certain pending patent lawsuits, see Note 5 to the Consolidated Financial Statements.

                                                                 Page 13 of 15
                          PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

          On June 7, 1995, a lawsuit was filed against the Company by Avid Technology, Inc. (Avid), in the United States District Court for the District of Massachusetts. The complaint generally alleges patent infringement by the Company arising from the manufacture, sale, and use of the Company's Media 100 product. The complaint includes requests for injunctive relief, treble damages, interest, costs and fees. In July, 1995 the Company filed an Answer and Counterclaim denying any infringement and asserting that the Avid patent in question is invalid. The Company intends to vigorously defend the lawsuit. Discovery by the parties is currently underway. In addition, Avid is seeking reissue of the patent, including claims that it asserts are broader than in the existing patent, and these reissue proceedings remain pending. Based on issues recently raised by the examiner in the United States Patent and Trademark Office, the Company on July 2, 1996 moved for a stay of the lawsuit pending conclusion of the reissue proceedings. The court's determination of the Company's motion is pending.

          Also, on April 5, 1996, the Company asserted, by motion for leave to file a supplemental counterclaim, its own claims against Avid for infringement of a newly-issued Company patent relating to the Companys Media 100 digital video system. The court denied the Companys motion for a leave to proceed by supplemental counterclaim, following which the Company on April 23, 1996 filed its own, separate complaint against Avid, in the United States District Court for the District of Massachusetts, asserting these infringement claims. The Company contends that the products infringing this newly-issued Company patent include certain versions of Avids Media Composer product. In May, 1996, Avid filed a responsive Answer and Counterclaim denying infringement and asserting that the Company patent in question is invalid.

          There can be no assurance that the Company will prevail on the lawsuit asserted by Avid, or that the expense or other effects of the lawsuits, whether or not the Company prevails, will not be material.

          The foregoing supplement is made to the Companys disclosure in its Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 1996.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        The Company held an annual meeting of shareholders on April 10, 1996, at which the shareholders approved the following proposals by the number of shares of Common Stock voted as noted below:

          Proposal                                                                                 Number of Shares
          --------                                                                              ----------------------
                                                                                                Voted For     Withheld
                                                                                                ---------     --------
      (1) Fix the number of directors at four and elect four directors:

          a) Alfred A. Molinari, Jr.                                                             6,529,252     323,746
          b) R. Bradford Malt                                                                    6,529,252     323,746
          c) Paul J. Severino                                                                    6,529,252     323,746
          d) John A. Molinari                                                                    6,528,742     324,256

                                                                                                    Number of Shares
                                                                                         --------------------------------------
                                                                                         Voted For  Voted Against    Abstained *
                                                                                         ---------  -------------    ---------


      (2) Increase by 1,000,000 the number of shares of the Companys common stock, $.01 par value per share available for issuance under the Companys Key Employee Incentive Plan (1992) for
          a total of 2,000,000 shares available under such plan, and to set the maximum number of shares for which options may be granted thereunder in any year to any participant at 250,000 and to
          limit participation therein to key employees:                                  4,060,029      1,570,578    1,222,391

      (3) Approve an amendment to the Articles of Organization of the
          Company to increase the Companys authorized Common
          Stock, from 10,000,000 to 25,000,000 shares:                                   5,434,175      1,412,351        6,472

                                                                  Page 14 of 15
                    PART II.  OTHER INFORMATION (CONTINUED)

Item 4. Submission of Matters to a Vote of Security Holders (continued)
        ---------------------------------------------------           -

              Proposal                                                                         Number of Shares
              --------                                                              -------------------------------------
                                                                                    Voted For  Voted Against  Abstained *
                                                                                    ---------  -------------  ---------
          (4) Approve the transfer of the Companys digital media and other assets related to the Media 100 business unit to a new subsidiary of the Company to be organized in Delaware, which transfer, although only of such assets, may be deemed to be all or
              substantially all of the Companys assets pursuant to Section
              75 of the Massachusetts General Laws, Chapter 156B:                   5,624,825      26,586     1,201,587

          (5) Approve the reincorporation of the Company from the
              Commonwealth of Massachusetts to the State of Delaware
              pursuant to a statutory merger of the Company into another subsidiary to be incorporated in Delaware and wholly owned by the Company (New DTI), by approving the Agreement
              and Plan of Merger between the Company and New DTI:                   5,349,846     302,321     1,200,831

* Includes 1,187,981 broker nonvotes on proposals 2, 4 & 5.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

          a) Exhibits

             Exhibit
             Number                          Description
             -------       --------------------------------------------------------------
              10.13        Value Added Distribution Agreement with Software Product
                           Appendix with Adobe Systems, Incorporated dated April 18, 1996

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

                                   Data Translation, Inc.

Date:   July 11, 1996              By:    /s/ Peter J. Rice
                                       ------------------------
                                              Peter J. Rice
                                       Vice President & Treasurer

Date:    July 11, 1996             By:    /s/ Gary B. Godin
                                       ------------------------
                                              Gary B. Godin
                                       Chief Accounting Officer and
                                        Corporate Controller

                                   Exhibits

     Exhibits
     Number                            Description                                    Page
     -----                ----------------------------------------                   -----
       10.13                Value Added Distribution Agreement
                            with Software Appendix with Adobe
                            Systems, Incorporated dated April 18, 1996

       27                   Financial Data Schedule