Form 10-Q
period 1996-08-31
DATA TRANSLATION INC
filed 1996-10-15
CIK 713138

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For The Quarterly Period Ended:  August 31, 1996
                                                     ---------------

            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For The Transition Period From ___ To ___

            Commission File Number: 0-14779
                                    -------

                            DATA TRANSLATION, INC.
     --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                   04-2532613
-------------------------------------------- ----------------------------
(State or other jurisdiction of organization        (I.R.S. Employer
   or incorporation)                              Identification Number)


                                100 Locke Drive
                          Marlborough, Massachusetts
               -------------------------------------------------
                    (Address of principal executive offices)

                                     01752
               -------------------------------------------------
                                   (Zip code)

                                (508) 481-3700
               -------------------------------------------------
              (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.

                Yes   X                    No
                    -----                     ------

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share             8,072,984 shares
--------------------------------------        ---------------------------
               Class                        Outstanding at September 30,1996

                    DATA TRANSLATION, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                            Page No.
                                                            --------
Part I - Financial Information:
  Consolidated Balance Sheets as of
    August 31, 1996 and November 30, 1995.......................3

  Consolidated Statements of Operations for the
    Three and Nine Months Ended August 31, 1996 and 1995........4

  Consolidated Statements of Stockholders' Equity
    For the Fiscal Year Ended November 30, 1995
     and the Nine Months Ended August 31, 1996..................5

  Consolidated Statements of Cash Flows for the Nine Months
    Ended August 31, 1996 and 1995..............................6

  Notes to Consolidated Financial Statements....................7-9

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations...............10-12

Part II - Other Information.....................................13

Signatures......................................................14

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                          August 31,                      November 30,
                                                             1996                             1995
                                                        -------------                     -------------
Current Assets:
              Cash and cash equivalents                 $   4,639,000                     $  28,602,000
              Marketable securities                        33,721,000                         6,559,000
              Accounts receivable, net of reserves of
                $395,000 in 1996 and $204,000 in 1995      10,227,000                         6,062,000
              Inventories                                   1,710,000                         1,900,000
              Prepaid expenses                                725,000                           339,000
              Prepaid income taxes                             60,000                            60,000
                                                        -------------                     -------------
                Total current assets                       51,082,000                        43,522,000

Net assets of discontinued operations                       4,796,000                         6,270,000

Equipment and Leasehold Improvements, net                   2,342,000                         1,414,000

Other Assets - net                                            111,000                            85,000
                                                        -------------                     -------------
Total Assets                                            $  58,331,000                     $  51,291,000
                                                        =============                     =============

Current Liabilities:
              Accounts payable                          $     823,000                     $     516,000
              Accrued expenses                              5,407,000                         2,853,000
              Deferred revenue                              1,670,000                         1,010,000
                                                        -------------                     -------------
                Total current liabilities                   7,900,000                         4,379,000

Deferred Income Taxes                                           3,000                             3,000

Stockholders' Equity:
              Preferred Stock, $.01 par value,
              Authorized - 1,000,000 shares, none issued       -                                 -
              Common Stock, $.01 par value,
                Authorized - 10,000,000 shares, issued -
                8,070,284 in 1996 and 8,491,208 in 1995        81,000                            85,000
              Capital in excess of par value               39,957,000                        37,062,000
              Retained earnings                            10,723,000                        11,665,000
              Cumulative translation adjustment               (29,000)                           (5,000)
              Treasury stock, at cost, 869,096
                shares in 1995                                 -                             (1,843,000)
              Unrealized holding loss on available for
                sale securities                              (304,000)                          (55,000)
                                                        -------------                     -------------

                Total stockholders' equity                 50,428,000                        46,909,000
                                                        -------------                     -------------

Total Liabilities and Stockholders' Equity              $  58,331,000                     $  51,291,000
                                                        =============                     =============


The accompanying notes are an integral part of these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                Three Months Ended August 31,      Nine Months Ended August 31,
                                                                     1996           1995               1996             1995
                                                                --------------  -------------     --------------   --------------
Net sales                                                           13,066,000  $   8,137,000     $   36,677,000   $   20,323,000

Cost of sales                                                        4,947,000      3,376,000         14,508,000        8,687,000
                                                                --------------  -------------     --------------   --------------

  Gross profit                                                       8,119,000      4,761,000         22,169,000       11,636,000

Research and development expenses                                    1,787,000      1,357,000          4,455,000        3,538,000
Selling and marketing expenses                                       3,802,000      2,321,000         10,649,000        6,233,000
General and administrative expenses                                  1,401,000        635,000          3,871,000        1,402,000
                                                                --------------  -------------     --------------   --------------

  Operating income                                                   1,129,000        448,000          3,194,000          463,000

Interest income                                                        556,000        135,000          1,579,000          493,000
Interest expense                                                       -               (1,000)            (1,000)          (3,000)
Other income (expense)                                                   2,000          3,000            (47,000)           2,000
                                                                --------------  -------------       ------------    -------------
  Income from continuing operations
    before tax provision                                             1,687,000        585,000          4,725,000          955,000

Tax provision                                                          337,000        -                  945,000            7,000
                                                                --------------  -------------        -----------   --------------
Income from continuing operations                                    1,350,000        585,000          3,780,000          948,000

Discontinued operations:
  Income (loss) from discontinued operations
  of Data Translation II, Inc. (includes transaction
  costs of $1,500,000 related to spin-off and
  estimated loss on disposal of Data Translation
  Networking Limited of $1,563,000)                                 (4,764,000)       841,000         (4,722,000)       2,216,000
                                                                --------------   ------------       ------------   --------------

  Net income (loss)                                             $   (3,414,000)  $  1,426,000       $   (942,000)   $   3,164,000
                                                                ==============   ============       ============    =============
Income from continuing operations per common
  share                                                                   0.16   $       0.09       $       0.44    $        0.14
Income (loss) from discontinued operations per
  common share                                                           (0.56)  $       0.12       $      (0.55)    $       0.34
                                                                --------------   ------------       ------------   --------------

Net income (loss) per common share                                       (0.40)  $       0.21       $      (0.11)    $       0.48
                                                                ==============   ============       ============    =============
Weighted average number of common
  and common equivalent shares outstanding                           8,483,000      6,812,000          8,520,000        6,621,000

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                     Common Stock                                                          Unrealized
                                    $.01 Par Value                                                         Holding
                             ------------------------------                                                Loss on
                                                   Capital in                  Cumulative                  Available   Total
                              Issued               Excess of     Retained      Translation   Treasury      for Sale    Stockholders'
                              Shares     Amount    Par Value     Earnings      Adjustment    Stock         Securities  Equity
                            --------------------------------------------------------------------------------------------------------

Balance, November 30, 1994   6,765,472   $68,000    $8,739,000    $6,894,000      $64,000   ($4,781,000)           -    $10,984,000

Proceeds from stock plans      325,736     3,000     1,166,000             -            -             -            -      1,169,000

Public sale of treasury
 stock, net of issuance
 costs of $375,000                   -         -     5,864,000             -            -     2,938,000            -      8,802,000

Public sale of common
 stock, net of issuance
 costs of $400,000           1,400,000    14,000    21,293,000             -            -             -            -     21,307,000

Translation adjustment               -         -             -             -      (69,000)            -            -        (69,000)

Net income                           -         -             -     4,771,000            -             -            -      4,771,000

Reserve for unrealized
 investment losses                   -         -             -             -            -             -      (55,000)       (55,000)
                            --------------------------------------------------------------------------------------------------------

Balance, November 30, 1995   8,491,208   $85,000   $37,062,000   $11,665,000      ($5,000)  ($1,843,000)    ($55,000)   $46,909,000

Proceeds from stock plans      224,672     3,000     1,281,000             -            -             -            -      1,284,000

Retirement of treasury
 stock                        (869,096)   (9,000)   (1,834,000)            -            -     1,843,000            -              -

Public sale of common stock    223,500     2,000     3,448,000             -            -             -            -      3,450,000

Translation adjustment               -         -             -             -      (24,000)            -            -        (24,000)

Net loss                             -         -             -      (942,000)           -             -            -       (942,000)

Reserve for unrealized
 investment losses                   -         -             -             -            -             -     (249,000)      (249,000)
                           ---------------------------------------------------------------------------------------------------------

Balance, August 31, 1996     8,070,284   $81,000   $39,957,000   $10,723,000     ($29,000)            -    ($304,000)   $50,428,000
                           =========================================================================================================

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Nine Months Ended August 31,
                                                                                                   1996             1995
                                                                                            --------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                        $    (942,000)      $     3,164,000
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities-
                    Depreciation and amortization                                                720,000               379,000
                    Deferred income taxes                                                              -                 1,000
                    Loss on sale of marketable securities                                         28,000                34,000

                    Change in assets and liabilities-
                     Accounts receivable                                                      (4,165,000)           (2,098,000)
                     Inventories                                                                 190,000              (511,000)
                     Prepaid expenses                                                           (386,000)             (325,000)
                     Prepaid income taxes                                                              -                 1,000
                     Net assets of discontinued operations                                     1,474,000            (1,120,000)
                     Accounts payable                                                            307,000               510,000
                     Accrued expenses                                                          2,554,000              (167,000)
                     Deferred revenue                                                            660,000             1,262,000
                                                                                            ------------        --------------
                    Net cash provided by operating activities                              $     440,000       $     1,130,000
                                                                                            ------------        --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
                    Purchases of equipment and leasehold improvements                         (1,607,000)             (508,000)
                    Increase in other assets                                                     (66,000)              (57,000)
                    Purchases of marketable securities                                       (42,245,000)           (9,132,000)
                    Proceeds from sales of marketable securities                              14,806,000             4,966,000
                                                                                            ------------        --------------
                    Net cash used in investing activities                                  $ (29,112,000)      $    (4,731,000)
                                                                                            ------------        --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
                    Borrowings from bank                                                               -                38,000
                    Proceeds from stock plans                                                  1,284,000             1,085,000
                    Net proceeds from public sale of common stock                              3,450,000             8,802,000
                                                                                            ------------        --------------
                    Net cash provided by financing activities                              $   4,734,000       $     9,925,000
                                                                                            ------------        --------------
EXCHANGE RATE EFFECTS                                                                            (25,000)              (30,000)
                                                                                            ------------        --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       $ (23,963,000)      $     6,294,000

CASH AND CASH EQUIVALENTS, beginning of period                                                28,602,000               778,000
                                                                                            ------------        --------------
CASH AND CASH EQUIVALENTS, end of period                                                   $   4,639,000       $     7,072,000
                                                                                            ============        ==============
OTHER TRANSACTIONS NOT PROVIDING (USING) CASH
                    Decrease in value of marketable securities                                   249,000                61,000
                    Increase in unrealized holding loss on
                     available for sale securities                                              (249,000)              (61,000)
                                                                                            ------------        --------------
                                                                                           $        -          $          -
                                                                                            ============        ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                    Cash paid for income taxes                                             $     694,000       $       (21,000)
                                                                                            ============        ==============
                    Cash paid for interest                                                 $       1,000       $         3,000
                                                                                            ============        ==============

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

        Marketable securities held as of August 31, 1996, consist of the following:

                                          Maturity            Market Value
                                        ----------------------------------
Investments available for sale:
  U.S. Treasury Bills                   Less than 1 year       $ 4,483,000
  U.S. Treasury Bills                   1 - 5 years              6,893,000
                                                               -----------
      Total U.S. Treasury Bills                                 11,376,000

  U.S. Agency Bonds                     1 - 5 years                548,000
  U.S. Agency Bonds                     6 - 10 years               285,000
                                                               -----------
      Total U.S. Agency Bonds                                      833,000

  Utility Bonds                         1 - 5 years                 98,000
  Utility Bonds                         6 - 10 years               204,000
                                                               -----------
      Total Utility Bonds                                          302,000

  Municipal Bonds                       1 - 5 years              1,981,000
  Municipal Bonds                       6 - 10 years             1,300,000
  Municipal Bonds                       10+ years                2,500,000
                                                               -----------
      Total Municipal Bonds                                      5,781,000

  Corporate Obligations                 1 - 5 years              7,511,000
  Corporate Obligations                 6 - 10 years             5,444,000
  Corporate Obligations                 10+ years                2,474,000
                                                               -----------
      Total Corporate Obligations                               15,429,000
                                                               -----------
Total investments available for sale                           $33,721,000
                                                               ===========


       Marketable securities had a cost of $34,025,000 and $6,614,000 at August 31, 1996 and November 30, 1995, respectively, and a market value of $33,721,000 and $6,559,000, respectively. To reduce the carrying amount of the portfolio to market value, a valuation allowance has been reflected as a separate component of stockholders' equity.

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Inventories

        Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following:

                                      August 31,   November 30,
                                         1996          1995
                                         ----          ----
     Raw material                     $   522,000   $ 1,060,000
     Work-in-process                      504,000       418,000
     Finished goods                       684,000       422,000
                                       ----------    ----------
                                      $ 1,710,000   $ 1,900,000
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

5.  Contingencies

        On June 7, 1995, a lawsuit was filed against the Company by Avid Technology, Inc. ("Avid"), in the United States District Court for the District of Massachusetts. The complaint generally alleges patent infringement by the Company arising from the manufacture, sale, and use of the Company's Media 100/(R)/ product. The complaint includes requests for injunctive relief, treble damages, interest, costs and fees. In July, 1995 the Company filed an Answer and Counterclaim denying any infringement and asserting that the Avid patent in question is invalid. The Company intends to vigorously defend the lawsuit. In addition, Avid is seeking reissue of the patent, including claims that it asserts are broader than in the existing patent, and these reissue proceedings remain pending before the U.S. Patent and Trademark Office. On July 31, 1996, the court ordered a stay of all proceedings in the lawsuit pending conclusion of the reissue proceedings referred to above.

        Also, on April 5, 1996, the Company asserted, by motion for leave to file a supplemental counterclaim, its own claims against Avid for infringement of a newly-issued Company patent relating to the Company's Media 100 digital video system. The court denied the Company's motion for a leave to proceed by supplemental counterclaim, following which the Company on April 23, 1996 filed its own, separate complaint against Avid, in the United States District Court for the District of Massachusetts, asserting these infringement claims. The Company contends that the products infringing this newly-issued Company patent include certain versions of Avid's Media Composer product. In May, 1996, Avid filed a responsive Answer and Counterclaim denying infringement and asserting that the Company patent in question is invalid.

        There can be no assurance that the Company will prevail on the lawsuit asserted by Avid or that the expense or other effects of the lawsuits, whether or not the Company prevails, will not be material.

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

                    DATA TRANSLATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Capitalized Software Development Costs

        The Company capitalizes certain computer software development costs. Such costs, net of accumulated amortization, were approximately $104,000 and $84,000 as of August 31, 1996 and November 30, 1995, respectively and are included in other assets. These costs are amortized on a straight-line basis over two years which approximates the life of the product. Amortization expense, included in cost of goods sold, was approximately $40,000 and $63,000 for the nine months ended August 31, 1996 and 1995, respectively.

7. Income Taxes

        Based on the projected taxable income from continuing operations for fiscal 1996, the Company has provided for income taxes using an effective tax rate of approximately 20% taking into consideration full utilization of its remaining net operating loss carryforwards, research and development tax credit carryforwards, and other general business tax credits. A corresponding tax benefit, has been provided for within discontinued operations. During fiscal 1995, substantially all of the potential tax provision resulting from profitable operations in the Company's domestic operations were offset by net operating loss carryforwards.

8. Discontinued Operations

     On July 30, 1996, the Company announced its intention to separate its Media 100(R) digital media business from its data acquisition and imaging, commercial products and networking distribution businesses. The Company intends to transfer the assets and liabilities associated with the data acquisition and imaging, commercial products and networking distribution businesses to a wholly owned subsidiary, Data Translation II, Inc. ("DTI II"), in connection with the proposed spin off of those businesses to the Company's stockholders. The Company also announced its intention to dispose of the networking distribution business within twelve months. In the event that the disposal of that business is not completed prior to the effective date of the proposed spin off transaction, that business will be transferred to DTI II as described above.

     The components of net assets of discontinued operations included in the accompanying consolidated balance sheets at August 31, 1996 and November 30, 1995 follow:

                                                     August 31,   November 30,
                                                        1996          1995
                                                        ----          ----
Current assets                                      $ 4,692,000    $ 4,722,000
Net assets (liabilities) of discontinued
 operations                                            (474,000)     2,232,000
Equipment and leasehold improvements, net             2,420,000      2,250,000
Other assets - net                                      290,000        133,000
Current liabilities                                  (2,132,000)    (3,067,000)
                                                    -----------    -----------
Net assets of discontinued operations               $ 4,796,000    $ 6,270,000
                                                    ===========    ===========

The above net assets (liabilities) of discontinued operations reflects the activity of Networking.


     The components of discontinued operations included in the accompanying consolidated statements of operations for the three month and nine month periods ended August 31, 1996 and 1995, respectively, follows:

                                              Three Months Ended August 31,   Nine Months Ended August 31,
                                                   1996            1995            1996           1995
                                                   ----            ----            ----           ----
Net sales                                        $ 5,100,000      $5,583,000    $15,858,000     $16,359,000
Income (loss) from continuing operations          (1,260,000)        828,000       (846,000)      2,111,000
Income (loss) from discontinued operations        (2,270,000)         10,000     (2,605,000)        120,000
Net income (loss)                                 (3,264,000)        841,000     (3,222,000)      2,216,000

The above income (loss) from discontinued operations reflects the activity of Networking and includes an estimated loss on disposal of approximately $1,563,000. Spin-off transaction costs of $1,500,000 are also included within the discontinued operations of the Company.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



General

   On July 30, 1996, the Company announced its intention to separate its Media 100 digital media business from its data acquisition and imaging, commercial products and networking distribution businesses. The Company intends to transfer the assets and liabilities associated with the data acquisition and imaging, commercial products and networking distribution businesses to a wholly owned subsidiary, Data Translation II, Inc. ("DTI II"), in connection with the proposed spin off of those businesses to the Company's stockholders. The Company also announced its intention to dispose of the networking distribution business within twelve months. In the event that the disposal of that business is not completed prior to the effective date of the proposed spin off transaction, that business will be transferred to DTI II as described above.

Results of Continuing Operations

  The following table shows certain consolidated statements of operations data as a percentage of net sales from continuing operations. Continuing operations consist of the Company's Media 100 digital media business:

                                          Three Months Ended    Nine Months Ended
                                          Aug 31,    Aug 31,    Aug 31,    Aug 31,
                                           1996       1995       1996       1995
                                           ----       ----       ----       ----
 Net sales from continuing operations..     100.0%     100.0%     100.0%    100.0%
 Gross margin..........................      62.1       58.5       60.4      57.3
 Research and development expenses.....      13.7       16.7       12.1      17.4
 Selling and marketing expenses........      29.1       28.5       29.0      30.7
 General and administrative expenses...      10.7        7.8       10.6       6.9
                                            -----      -----      -----     -----
 Operating income......................       8.6        5.5        8.7       2.3
 Interest income and other, net........       4.3        1.7        4.2       2.4
 Provision for income taxes............       2.6        0.0        2.6       0.0
                                            -----      -----      -----     -----
 Income from continuing operations.....      10.3%       7.2%      10.3%      4.7%
                                            =====      =====      =====     =====

Comparison of Third Fiscal Quarter of 1996 to Third Fiscal Quarter of 1995:

  Net sales from continuing operations for the fiscal quarter ended August 31, 1996 were $13,066,000, an increase of 60.6% or $4,929,000 from the same period a year ago. The increase in sales was due to higher unit sales of Media 100 and shipments of the Company's newest product, Media 100 qx, which began shipping in April 1996.

  Gross margin for the fiscal quarter ended August 31, 1996 was 62.1%, compared to 58.5% in the comparable quarter of the prior year. The increase in gross margin was primarily a result of lower raw material costs, as well as higher software sales.

  Operating income for the third fiscal quarter of 1996 was $1,129,000 representing 8.6% of net sales, compared to $448,000 representing 5.5% of net sales in the comparable quarter of the prior year. The operating income reflects the higher net sales, partially offset by an increase in operating expenses of $2,677,000 from the comparable quarter in the prior fiscal year. Selling and marketing expenses in the third fiscal quarter of 1996 increased by $1,481,000 representing 29.1% of net sales compared to 28.5% in the comparable quarter in 1995. The increase in selling and marketing expenses were largely due to the additional costs associated with the increased sales and promotion of Media 100 and Media 100 qx products, as well as an increased focus on international channel development. General and administrative expenses increased to $1,401,000, or 10.7% of net sales up from $635,000, or 7.8% of net sales in the comparable quarter. The increase was due primarily to additional operational costs relating to higher sales volumes and higher legal fees associated with the pending patent lawsuits, as discussed in Note 5 to the Consolidated Financial Statements. These higher legal expenses are expected to continue in the foreseeable future. Research and development expenses were $1,787,000, or 13.7% of net sales compared to $1,357,000, or 16.7% of net sales in the third quarter of fiscal 1995. The dollar increase in research and development expenses was a result of the Company's continued investment in product development primarily in digital media technology.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

Comparison of Third Fiscal Quarter of 1996 to Third Fiscal Quarter of 1995 (continued):

  Interest income for the fiscal quarter ended August 31, 1996 was $556,000, or 4.3% of net sales, compared to $135,000, or 1.7% of net sales, in the comparable quarter a year ago reflecting an increase in cash balances including cash equivalents and marketable securities on hand during the quarter.

  A tax provision of $337,000 was provided for in the third fiscal quarter of 1996 compared to no tax provision in the comparable period of fiscal 1995. The tax provision for the third quarter of fiscal 1996 reflects a year to date effective tax rate to approximately 20% on continuing domestic operations. This effective tax rate takes into consideration remaining net operating loss carryforwards, research and development tax credit carryforwards and other business tax credits available to be used against taxable income. Any potential tax provision resulting from operating income by the Company's domestic operations during the third quarter of 1995 was entirely offset by net operating loss carryforwards.

  Income from continuing operations for the fiscal quarter ended August 31, 1996 was $1,350,000 or $0.16 per share, compared to $585,000 or $0.09 per share for the comparable period in fiscal 1995. For the third fiscal quarter in 1996, weighted average number of common and common equivalent shares outstanding were 8,483,000 compared to 6,812,000 in the comparable fiscal quarter in 1995.

Comparison of First Nine Months of Fiscal 1996 to the First Nine Months of Fiscal 1995:

  Net sales from continuing operations for the nine months ended August 31, 1996 were $36,677,000, an increase of 80.5% or $16,354,000 from the same period a year ago. The increase in sales was due to higher unit sales of Media 100 and shipments of the Company's newest product, Media 100 qx, which began shipping in April 1996.

  Gross margin for the nine months ended August 31, 1996 was 60.4%, compared to 57.3% in the comparable period of the prior year. The increase in gross margin was primarily a result of lower raw material costs, as well as higher software sales.

  Operating income for the first nine months of fiscal 1996 was $3,194,000 representing 8.7% of net sales, compared to $463,000 representing 2.3% of net sales in the comparable period of the prior year. The operating income reflects the higher net sales, partially offset by an increase in operating expenses of $7,802,000. Selling and marketing expenses increased by $4,416,000 largely due to the additional costs associated with the increased sales and promotion of Media 100 and Media 100 qx products, as well as an increased focus on international channel development. General and administrative expenses increased to $3,871,000, or 10.6% of net sales up from $1,402,000, or 6.9% of net sales in the comparable period. The increase has been primarily due to additional operational costs relating to higher sales volumes and higher legal fees associated with the pending patent lawsuits. Research and development expenses were $4,455,000, or 12.1% of net sales compared to $3,538,000, or 17.4% of net sales in the first nine months of fiscal 1995. The dollar increase in research and development expenses was a result of the Company's continued investment in product development primarily in digital media technology.

  Interest income for the nine months ended August 31, 1996 was $1,579,000, or 4.2% of net sales, compared to $493,000, or 2.4% of net sales, in the comparable nine month period reflecting an increase in cash balances including cash equivalents and marketable securities on hand during the period. Interest income has been partially offset by $47,000 of other expenses which was primarily a result of foreign transaction losses.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

Comparison of First Nine Months of Fiscal 1996 to the First Nine Months of Fiscal 1995 (continued):

  A tax provision of $945,000 was provided for in the first nine months of fiscal 1996 compared to a tax provision of $7,000 in the comparable period of fiscal 1995. The tax provision for the first nine months in fiscal 1996 includes an effective tax rate of approximately 20% on profitable continuing domestic operations due to net operating loss carryforwards, research and development tax credit carryforwards, and business tax credits available to be used against taxable income. Any potential tax provision resulting from operating income by the Company's domestic operations during fiscal 1995 were offset by net operating loss carryforwards.

  Income from continuing operations for the nine month period ended August 31, 1996 was $3,780,000 or $0.44 per share, compared to $948,000 or $0.14 per share for the same period in 1995. For the first nine months in fiscal 1996, weighted average number of common and common equivalent shares outstanding were 8,520,000 compared to 6,621,000 in the comparable period in fiscal 1995.


Discontinued Operations

Losses from discontinued operations for the three and nine months ended August 31, 1996 were $4,764,000 and $4,722,000, respectively. Included in these losses were estimated transaction costs related to the spin-off of $1,500,000 and estimated loss on disposal of the networking distribution business of $1,563,000. The remaining loss of $1,701,000 for the three months ended August 31, 1996 can be compared to net income of $841,000 in the comparable period in the prior fiscal year, reflecting declining gross margins in the Networking business, as well as, continued investment in the promotion and channel development of Broadway. For the nine months ended August 31, 1996 and 1995, results from discontinued operations were $1,659,000 loss and income of $2,216,000, respectively, reflecting declining gross margins in the Networking business, as well as, continued investment in the promotion and channel development of Broadway. Net sales were $8,917,000 and $10,936,000 for the three months ended August 31, 1996 and 1995, respectively, which includes net sales for Networking of $3,817,000 and $5,353,000 for the three months ended August 31, 1996 and 1995, respectively. For the nine months ended August 31, 1996 and 1995, net sales were $32,380,000 and $30,963,000, respectively, which includes net sales for Networking of $16,522,000 and $14,604,000 for the nine months ended August 31, 1996 and 1995, respectively. See Note 8 to the Consolidated Financial Statements.

Liquidity and Capital Resources

  As of August 31, 1996, the Company had $43,182,000 of working capital. Included in working capital was $4,639,000 of cash and cash equivalents as well as $33,721,000 of marketable securities as described in Note 2 to these Consolidated Financial Statements. As part of the spin-off transaction described above under "General," the Company intends to contribute to DTI II an amount in cash and cash equivalents equal to $10,000,000, subject to adjustment based upon
(1) changes in working capital of the transferred businesses between September 1, 1996 and the consummation of the spin-off and (2) any net proceeds or loss from the disposition of the networking distribution business, if completed prior to the effective date of the proposed spin off transaction. Although management believes the Company's capital needs for 1996 will be met through its credit facilities and cash flow from operations, the Company may need to raise additional capital from equity and/or debt sources in order to finance its anticipated growth and capital requirements beyond 1996.

  For a description of certain pending patent lawsuits, see Note 5 to the Consolidated Financial Statements.

                          PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

        On June 7, 1995, a lawsuit was filed against the Company by Avid Technology, Inc. ("Avid"), in the United States District Court for the District of Massachusetts. The complaint generally alleges patent infringement by the Company arising from the manufacture, sale, and use of the Company's Media 100 product. The complaint includes requests for injunctive relief, treble damages, interest, costs and fees. In July, 1995 the Company filed an Answer and Counterclaim denying any infringement and asserting that the Avid patent in question is invalid. The Company intends to vigorously defend the lawsuit. In addition, Avid is seeking reissue of the patent, including claims that it asserts are broader than in the existing patent, and these reissue proceedings remain pending before the U.S. Patent and Trademark Office. On July 31, 1996, the court ordered a stay of all proceedings in the lawsuit pending conclusion of the reissue proceedings referred to above.

        Also, on April 5, 1996, the Company asserted, by motion for leave to file a supplemental counterclaim, its own claims against Avid for infringement of a newly-issued Company patent relating to the Company's Media 100 digital video system. The court denied the Company's motion for a leave to proceed by supplemental counterclaim, following which the Company on April 23, 1996 filed its own, separate complaint against Avid, in the United States District Court for the District of Massachusetts, asserting these infringement claims. The Company contends that the products infringing this newly-issued Company patent include certain versions of Avid's Media Composer product. In May, 1996, Avid filed a responsive Answer and Counterclaim denying infringement and asserting that the Company patent in question is invalid.

        There can be no assurance that the Company will prevail on the lawsuit asserted by Avid, or that the expense or other effects of the lawsuits, whether or not the Company prevails, will not be material.

        The foregoing supplement is made to the Company's disclosure in its Quarterly Report on Form 10-Q for the fiscal quarters ended February 29 and May 31, 1996.

Item 5. Other Information
        -----------------

        On September 12, 1996, the Company merged with and into its wholly owned subsidiary, Data Translation, Inc., a Delaware corporation, effecting the reincorporation of the Company from Massachusetts to Delaware. The effects of the reincorporation of the Company in Delaware are described in the Company's proxy statement dated March 8, 1996 for the Annual Meeting of Shareholders which was held on April 10, 1996 and at which the reincorporation was approved by the Company's stockholders.

        The authorized capital stock of the Company consists of 25,000,000 shares of Common Stock, par value $.01 per share (the "Common Stock") and 1,000,000 shares of Preferred Stock, par value $.01 per share (the "Preferred Stock").

        The holders of shares of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of Common Stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor. In the event of a liquidation, dissolution or winding up of the Company, holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities. Holders of Common Stock have no preemptive rights and have no rights to convert their Common Stock into any other securities. All of the outstanding shares of Common Stock are fully paid and nonassessable.

        The Board of Directors is authorized, subject to any limitations prescribed by law, from time to time to issue up to an aggregate of 1,000,000 shares of Preferred Stock with such powers, designations, preferences and relative, participating, optional and other special rights and such qualifications, limitations or restrictions thereof, as shall be determined by the Board of Directors in a resolution or resolutions providing for the issue of such Preferred Stock. Thus, any series may, if so determined by the Board of Directors, have full voting rights with Common Stock or superior or limited voting rights, be convertible into Common Stock or another security of the Company, and have such other preferences, relative rights, and limitations as the Board of Directors shall determine. As a result, any series of Preferred Stock could have rights which would adversely affect the voting power of the Common Stock. The shares of any class or series of Preferred Stock need not be identical. The issuance of Preferred Stock could have the effect of delaying or preventing a change in control of the Company without any further action by stockholders.

        The Company's Certificate of Incorporation provides, among other things, that, subject to certain exceptions, the affirmative vote of the holders of 75% of the Common Stock and any other voting securities outstanding shall be required to approve (i) any merger or consolidation of the Company with a Related Person (as defined below), (ii) any sale, lease, exchange, transfer or other disposition of more than 10% of the assets of the Company to a Related Person or more than 10% of the assets of a Related Person to the Company, (iii) the issuance of any securities of the Company to a Related Person, (iv) the acquisition by the Company of any securities of a Related Person or (v) certain redemptions or recapitalizations involving Common Stock which take place within two years after a Related Person becomes a Related Person; provided, that such stockholder approval shall not be required if the proposed transaction is approved by the Board of Directors prior to the time the Related Person became a Related Person or is otherwise approved by the Board of Directors where a majority of the members of the Board of Directors voting for approval of such transaction were members of the Board of Directors before each Related Person involved in the transaction became a Related Person.

         For purposes of the foregoing, a "Related Person" includes any person or entity that, together with its affiliates and associates, beneficially owns 5% of more of the outstanding shares of the capital stock of the Company; provided, that the term "Related Person" does not include any person or entity that together with its affiliates or associates beneficially owned on December 31, 1995 in the aggregate more than 15% of the outstanding shares of any class of stock of the Company's Massachusetts predecessor corporation.

         The Certificate of Incorporation provides that no director of the Company shall be liable to the Company for monetary damages for any breach of fiduciary duty, except to the extent such exculpation from liability is not permitted under the General Corporation Law of the State of Delaware. This provision does not prevent stockholders from obtaining injunctive or other equitable relief against directors nor does it shield directors from liability under federal or state securities laws. The Certificate of Incorporation provides that the Company shall indemnify its directors and officers to the maximum extent permitted by Delaware law.

          The Certificate of Incorporation provides that, so long as the Company has a class of stock registered pursuant to the provisions of the Securities Exchange Act of 1934, as amended, any action by the stockholders of such class must be taken at an annual or special meeting of stockholders and may not be taken by written consent.

          The Certificate of Incorporation provides that the provisions of
Section 203 of the General Corporation Law of the State of Delaware shall not apply to the Company.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        a)  Exhibits

               Exhibit
               Number         Description
               -------    ---------------------

                 3.1      Certificate of Incorporation of Data Translation, Inc.

                 3.2      By-laws of Data Translation, Inc.

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

                          Data Translation, Inc.

Date: October 15, 1996    By:    /s/ Peter J. Rice
                               ------------------------
                                     Peter J. Rice
                               Vice President & Treasurer

Date: October 15, 1996    By:    /s/ Gary B. Godin
                               ------------------------
                                     Gary B. Godin
                               Chief Accounting Officer and
                                Corporate Controller