Form 10-K
period 1996-11-30
MEDIA 100 INC
filed 1997-02-28
CIK 713138

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -----------------
                                    FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the Fiscal Year Ended: November 30, 1996

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from               to
        Commission File Number: 0-14779

                                 MEDIA 100 INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                   04-2532613
  (State or other jurisdiction of                   (I.R.S. Employer
  organization or incorporation)                    Identification Number)

                                 100 LOCKE DRIVE
                      MARLBOROUGH, MASSACHUSETTS 01752-1192
          (Address of principal executive offices, including zip code)

                                 (508) 460-1600
              (Registrant's telephone number, including area code)

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

             Yes  [X]                                   No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Registration S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Parts III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant was $53,702,910 as of February 14, 1997. The number of shares of Common Stock outstanding, $0.01 par value, as of February 14, 1997 was 8,118,602.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required in response to certain portions of Item 1 and Items 5, 6, 7 and 8 of Part II is hereby incorporated by reference to the specified portions of the registrant's Annual Report to Stockholders for the fiscal year ended November 30, 1996. The information required in response to certain portions of Part III of Form 10-K is hereby incorporated by reference to the specified portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 16, 1997.

================================================================================

                                     PART I


ITEM 1.           BUSINESS


     Media 100 Inc. (the "Company"), a Delaware corporation founded in 1973 as Data Translation, Inc., a Massachusetts corporation, changed its state of incorporation from Massachusetts to Delaware in September 1996 and adopted its present name on December 2, 1996. The Company is a technology and market leader in the market for personal computer-based digital video systems. The Media 100(R) family of products are digital video systems that allow users to create complete, broadcast-quality video programs without the use of traditional video tape equipment.

     On July 30, 1996, the Company announced its intention to separate its Media 100 digital video business from its data acquisition and imaging, commercial products and U.K.-based networking distribution businesses. The Company announced that it would contribute its data acquisition and imaging and commercial products businesses to a newly-formed subsidiary, Data Translation II, Inc. ("DTI"), the stock of which would then be distributed as a dividend to the Company's stockholders. The Company further announced that it planned to dispose of its networking distribution business within twelve months.

     On November 11, 1996, the Company sold substantially all of the assets associated with its networking distribution business in connection with the winding up of that business. On December 2, 1996, the Company distributed all of the shares of DTI, to which it had contributed its data acquisition and imaging and commercial products businesses and the remaining assets and liabilities of the networking distribution business, as a dividend to the Company's stockholders (the "Spin-Off"), in a ratio of one share of DTI common stock for every four shares of Company common stock. In connection with the Spin-Off, DTI changed its name to Data Translation, Inc. and the Company changed its name to Media 100 Inc.

     In connection with the Spin-Off and the disposal of the networking distribution business, the Company's historical financial statements and other financial information set forth herein and in the Consolidated Financial Statements on pages 8-20 of the Company's 1996 Annual Report to Stockholders, herein incorporated by reference, reflect the financial position, results of operations and cash flows of the Company as continuing operations; the related financial information of the businesses contributed to DTI and the networking distribution business has been segregated and reclassified as discontinued operations.

     The Company reports its operations within one principal industry segment: computer peripheral equipment. The amounts of net sales, operating profit or loss and identifiable assets attributable to each of the Company's geographic areas for the last three fiscal years are shown in Note 8 to the Consolidated Financial Statements included in the Company's 1996 Annual Report to Stockholders, which information is incorporated herein by reference.

Company Overview

     The Company's core competence has been in designing and developing systems which convert analog signals to digital data for processing and manipulation on a computer, historically for scientific and industrial data acquisition and imaging applications, and most recently, for digital media. In 1973, the Company began selling high-performance data acquisition boards for conversion and processing of analog signals, such as temperature, pressure and sound, to digital form in a computer. In 1983, the Company expanded its product line to include imaging products that process images from a video input. In the late 1980s, the Company identified an opportunity to apply its data acquisition and imaging expertise in audio and video to digital media. After more than three years of research and development, the Company introduced its first Media 100 product in August 1993. On December 2, 1996, the Company disposed of all its non-Media 100 related businesses in the Spin-Off, and changed its name to Media 100 Inc. to reflect its sole focus on the digital video business.

     Media 100 products are fundamentally analog and digital conversion systems that enable users to capture video and audio into a personal computer, perform random-access ("nonlinear") video editing and audio mixing, and directly produce a finished program with broadcast-quality picture and compact disc-quality sound. By combining high output quality with simple user operation, the Company's products are targeted to the corporate and institutional market consisting of video program producers, including nonbroadcast users, such as advertising agencies, independent producers, businesses, law firms, universities, governments and hospitals. In addition to targeting existing users of video production equipment, the Company is targeting new users who currently out-source their video production requirements. By eliminating the need to use comparatively complex and expensive mechanical videotape equipment to make a video, the Company believes that Media 100 products empower these individuals to compose finished videos largely on their own at relatively low cost.

Market

     New digital video and audio technologies are changing how video and multimedia programs are created and disseminated. Much as the desktop publishing revolution changed the technology and economics of offset printing, and made it possible for individuals to create easily and affordably their own publications, new personal computer-based digital video systems are allowing an increasing number of individuals to create complete, broadcast-quality video programs themselves. The Company believes that, as the prices of digital video systems, computers and hard disk memory decrease, increasing numbers of small companies and individuals will adopt digital video technology, and digital video authoring will become a core personal computer application much as desktop publishing is today.

     The Company believes that there are three general types of end-users of digital media production systems, professional, corporate and institutional, and mass market users, as described below. Within this market, the Company primarily targets the corporate and institutional users. The Company believes that more customers using costly, proprietary systems will eventually migrate to open personal computer-based systems providing the same or better quality results, such as the Media 100 product family. The Company also believes that users of non-integrated digital video components, providing inferior output quality and reliability, will want to upgrade to the Company's systems.

       * Professional users are broadcast, television and film producers, larger professional video post-production facilities and cable television stations that create finalized video programs for others or for broadcast. These users typically spend $50,000 or more on a fully integrated video editing system.

       * Corporate and institutional users include businesses, hospitals, advertising agencies, law firms, government agencies, colleges, universities and smaller independent post-production facilities. These are users who are creating videos themselves. The average cost of a fully integrated system for a corporate or institutional user ranges between $10,000 and $50,000.

       * Mass market users are early stage users who desire to use video for informal presentations, for consumer-type video needs or for in-house communication within corporations or institutions. They typically are using non-integrated components with an aggregate purchase price of $10,000 or less.

     Media 100 products are targeted primarily at the corporate and institutional market. Many of these corporate and institutional users currently rely on analog video tape editing processes. Digital editing alternatives are relatively new and currently account for a small portion of this market of current users. The Company also believes that the corporate and institutional market includes a potential market of new users who currently out-source their video production requirements. The Company's future growth will depend, in part, on the rate at which existing users convert to digital editing processes and the rate at which new users adopt digital video systems as a communications resource. For a further discussion of the risks and uncertainties associated with the emerging corporate and institutional market for digital video products, see "Certain Factors That May Affect Future Results."

Products

     The Company's Media 100 products have been developed and marketed as open systems, which means that they adhere to open systems standards such as Apple QuickTime and the PCI bus architecture, thereby facilitating use of Media 100 products with complementary and competitive software applications, computer peripherals and video equipment. The Company's adherence to an open system strategy is intended to facilitate the sales of its products by allowing customers to select off-the-shelf peripheral equipment to suit their particular needs and to avail themselves of third party software applications in conjunction with their Media 100 system.

     The Company introduced Media 100 in 1993 as a single product, consisting of hardware printed circuit boards and related software that, when integrated with an Apple Macintosh computer and related peripherals, enabled the user to capture complete source video and audio and store it digitally in disk storage, edit the digital media by accessing it on a nonlinear basis, and then playing the edited material back for preview, display or final recording. The Company progressively added additional software and support options, which it sold separately or as bundled option packages with the basic Media 100 system.


     In 1996, the Company initiated plans to replace its Media 100 base system plus multiple software add-ons with a family of products that were intended to offer full video program authoring capabilities over a broader price/performance spectrum. As the first step of this strategy, the Company began shipments in April 1996 of Media 100 qx, a lower-cost digital video system based on the Company's Vincent(TM) digital video engine that enables users of Apple QuickTime applications to create broadcast-quality video programs using Adobe Premiere editing software.


     On December 26, 1996, the Company began shipments of six new Media 100 products. Each of these new products is based on the Company's Vincent 601 digital video engine, which enables a software-only upgrade path throughout the Media 100 product family to the advanced features and functionality of the Company's higher-end systems.

       The Company's current product offering is summarized below.

     * Media 100 qx and Media 100 qx with Component enable users of Apple QuickTime to create broadcast-quality programs using Adobe Premiere editing software. Media 100 qx with Component delivers the additional functionality of processing video signals in the broadcast industry standard YUV color space, 4:2:2 digital component.

     * Media 100 le offers users a complete digital video system using Media 100 application software. Media 100 le features JPEG 4:1 compression (150 kb/frame NTSC video format; 180 kb/frame PAL video format), real-time preview dissolve, real-time preview motion effects and real-time color effects and an integrated character generator.

     * Media 100 lx offers all the features of the Media 100 le, with additional features and functionality, including processing video signals in the broadcast industry standard YUV color space, 4:2:2 digital component, batch redigitizing, real-time waveform monitor/vectorscope and a rack-mountable junction box.

     * Media 100 xe offers all the features of the Media 100 lx with additional features and functionality, including JPEG 3:1 compression (200 kb/frame NTSC; 240 kb/frame PAL), real-time static titling, real-time keying of graphics with alpha channel, real-time 6-track compact disc-quality audio mixing and import/export industry-standard edit decision lists.

     * Media 100 xs is the Company's most advanced digital media system, offering all the features of the Media 100 xe with additional features and functionality, including JPEG 2:1 compression (300 kb/frame NTSC; 360 kb/frame PAL), real-time preview transitions and real-time 8-track compact disc-quality audio mixing.

     * Gaudi(TM) is a platform for creating advanced 3D digital video effects within the foregoing Media 100 systems (other than Media 100 qx and Media 100 qx with Component). Developed in conjunction with Pinnacle Systems, Inc., Gaudi consists of a separate hardware board and related software that enable the user to create sophisticated 3D digital video effects within the Media 100 user interface.

     * Platinum Support Services are a variety of technical support and service packages offered to Media 100 users. For an annual fee, users purchase packages with options such as toll-free telephonic technical support (either during business hours, five days a week, or 24 hours a day, seven days a week), automatic, free software updates, temporary replacement hardware, extended warranty and a quarterly newsletter. In addition, the Company has from time to time offered hardware upgrades, replacement hardware and new products to Platinum subscribers at preferred prices. The Company has also introduced the Platinum
          One-
                                      4

          Stop service, in which subscribers can obtain telephonic technical support relating to compatible third-party components integrated with the user's Media 100 system.


     The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's future success will depend in part upon its ability to enhance its existing products and to introduce new products and features in a timely manner to address customer requirements, respond to competitive offerings, adapt to new emerging industry standards and take advantage of new enabling technologies that could render the Company's existing products obsolete. In particular, the Company intends to develop new products that will operate under Microsoft's Windows NT operating system. For a further discussion of the risks and uncertainties associated with new product development and product introductions and transitions, see "Certain Factors That May Affect Future Results."

Technology and Product Features

     The Company has designed its products as integrated hardware and software systems which offer high performance on an Apple Macintosh personal computer. The Company believes the basic performance of its hardware and software produces broadcast-quality picture and compact disc-quality sound, with an open system design. The Company's control of the development, design and manufacturing of both the hardware and the software of its products allows it to conform one to the other, specifically and solely to support the user requirements of the target market.

       The Media 100 product family's core hardware includes broadcast-quality video input and output decoder/encoder subsystems, a proprietary, dynamically-variable JPEG compression subsystem, a 16-bit eight-track compact disc-quality digital audio subsystem, and two high-speed 32-bit microprocessors responsible for transferring digital audio and video data, at throughput rates of up to 30 megabytes per second, inside the host computer's central processing unit ("CPU"). The current version of this hardware, the Vincent 601 digital video engine, is the primary technical facilitator of real-time, nonlinear performance with output which provides broadcast-quality video and compact disc-quality audio. The output video is 30 frames per second, 60 fields per second (NTSC) or 25 frames per second, 50 fields per second (PAL) and synchronized with up to eight tracks of audio.

     The software features a proprietary operating system which is unseen by users and is integrated with the standard Apple Macintosh Mac OS operating system. This software governs base level hardware operations to ensure real-time performance, particularly by controlling the two onboard microprocessors in concert with the host CPU. Layered on top of this base level of software, Media 100 products incorporate a higher level of software called application software, through which the user controls every function of the digital video system.

     The Company's products currently operate only on Apple Macintosh computers, and the Company plans to devote a significant portion of its development efforts to enhancing its existing products and developing new products for the Macintosh platform. For a further discussion of the risks and uncertainties associated with the Company's current dependence on the Apple Macintosh platform, see "Certain Factors That May Affect Future Results."

Sales and Distribution

     The Company sells its products through a worldwide network of approximately 500 independent value added resellers ("VARs") in over 50 countries. In the United States, the Company authorizes and sells through a network of specialized VARs who integrate and support Media 100 systems sales. The Company has also retained the services of manufacturer's representatives in order to expand its network of VARs for the distribution of its -qx, -le and -lx models. For a further discussion of the risks and uncertainties associated with the Company's dependence on an indirect sales channel of independent VAR's, see "Certain Factors That May Affect Future Results."

       Internationally, the Company has adopted the same indirect sales channel. In the United Kingdom, France, Germany and Italy, the Company has subsidiaries which establish VAR networks or contract with distributors who in turn establish VAR networks of their own. Elsewhere, the Company sells through distributors, which act as VARs or establish VAR networks in their respective territories. The Company has embarked upon a concerted effort to increase the size of its international VAR network in order to increase international sales of its products and services, and in this regard, the Company established a European headquarters in Paris, France in October 1996. Sales of Media 100 products outside of North America represented approximately 38%, 39% and 43% of the Company's net sales from continuing operations for fiscal years 1996, 1995 and 1994, respectively. For a further discussion of the risks and uncertainties associated with international operations, see "Certain Factors That May Affect Future Results."

Competition

     The digital video systems market is highly competitive with a large number of suppliers providing different types of products, both analog-based linear systems and digital, nonlinear systems such as the Company's products, to different segments of the market, and is characterized by continuous pressure to reduce prices, incorporate new features and improve functionality.

     In the emerging market of corporate and institutional users, the Company has encountered competition primarily from Avid Technology, Inc. ("Avid"), which has greater financial resources than the Company, as well as Truevision, Inc. ("Truevision") and Radius Inc. ("Radius"). Because this market is new and still evolving, it is difficult to predict future sources of competition; however, competitors are likely to include larger vendors, such as Matsushita Electric Industrial Company Ltd. ("Matsushita") and Sony Corporation ("Sony"), which currently compete in the market for professional users and have substantially greater financial, technical and marketing resources than the Company.

     To the extent that the Company has sold into the market of professional users, it has encountered competition primarily from Avid and Scitex Digital Video ("Scitex"). In addition, competition in this area comes from comparably sized or smaller competitors, such as Matrox Electronic Systems Ltd. ("Matrox") and FAST Electronic GmbH ("FAST"), as well as much larger vendors, such as Matsushita and Sony, which have either introduced or announced plans to introduce digital, nonlinear systems. The Company expects that other vendors of analog video tape editing equipment, many of which have substantially greater financial, technical and marketing resources than the Company, will develop and introduce competing digital, nonlinear systems.

Research and Development

     The Company invests in research and development for new products and for enhancements to its existing products. The Company employed, as of February 14, 1997, 52 full-time engineers whose primary duties relate to product development. Outside firms and consultants are selectively engaged to develop or assist with development of products when favorable opportunities exist. In order to compete successfully, the Company must attract and retain qualified personnel and maintain a program of improvement of existing products, as well as the development of new products. For a further discussion of the risks and uncertainties associated with new product development, see "Certain Factors That May Affect Future Results."

     For the fiscal years ended November 30, 1996, 1995 and 1994, the Company invested approximately $6,227,000, $4,806,000 and $3,780,000 on the development of enhancements to its Media 100 products and the development of new Media 100 products.

Manufacturing

     The Company's manufacturing operations consist primarily of manufacturing and testing of printed circuit assemblies, final product assembly, quality assurance and shipping, and are conducted at the facility which the Company currently shares with DTI in Marlboro, Massachusetts. The Company believes that its control of manufacturing significantly contributes to hardware design improvements, and allows for quicker turn-around of engineering changes for shipment to market. The Company periodically assesses its production efficiencies against the benefits of outsourcing certain hardware production.

     Components used in the assembly of the Company's hardware products are generally available from several distributors and manufacturers. However, the Company is dependent on single or limited source suppliers for several key components used in its products that have no ready substitutes, including various audio and video signal processing integrated circuits manufactured in each case only by Crystal Semiconductor Corp., Raytheon Company, LSI Logic Corp., Philips Semiconductors or Zoran Corp. The availability of many of these components is dependent on the Company's ability to provide suppliers with accurate forecasts of its future requirements, and certain components used by the Company have been subject to industry-wide shortages. For a further discussion of the risks and uncertainties associated with the Company's dependence on single or limited source suppliers, see "Certain Factors That May Affect Future Results."

Proprietary Rights

     The Company's ability to compete successfully and achieve future revenue growth will depend, in part, on its ability to protect its proprietary technology and operate without infringing the rights of others. The Company relies on a combination of patent, copyright, trademark and trade secret laws and other intellectual property protection methods to protect its proprietary technology. In addition, the Company generally enters into confidentiality agreements with its employees and with third parties with whom it shares its proprietary information, and limits access to and distribution of such information. The Company owns three United States patents, expiring in 2013, and has six pending patent applications in the United States, none of which the Company believes is material. Although the Company pursues a policy of obtaining patents for appropriate inventions, the Company believes that its success depends primarily on the proprietary know-how, innovative skills, technical competence and marketing abilities of its employees, rather than upon the ownership of patents.

     Certain technology used in the Company's products is licensed from third parties on a royalty-bearing basis. Such royalties have not been, and are not expected to be, material. Generally, such agreements grant to the Company non-exclusive, worldwide rights to the subject technology and are renewable on a periodic basis. In certain cases the licensor may terminate the license for convenience, although the Company believes that the effect of any such termination would not be material.

     For a further discussion of the risks and uncertainties associated with proprietary rights in the Company's industry and certain pending litigation, see "Certain Factors That May Affect Future Results" and Item 3 to this Annual Report on Form 10-K.

Backlog

     Most customers order products on an as-needed basis relying, in the case of most products, on the Company's five-day delivery capability. As a result, the Company believes that its backlog at any point in time is not indicative of its future sales.

Employees

     As of February 14, 1997, the Company employed approximately 190 persons worldwide. None of the employees is represented by a labor union. The Company believes it has good relations with its employees.

     Competition for employees with the skills required by the Company is intense in the geographic areas in which the Company's operations are located. The Company believes that its future success will depend on its continued ability to attract and retain qualified employees, especially in research and development.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward-looking statements based on current expectations, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those expressed in such forward-looking statements. The risks and uncertainties associated with such statements include the following:

     All of the Company's sales relate to a single family of products, Media 100 digital video systems. A decline in demand for Media 100 systems, or a failure of such systems to maintain market acceptance, as a result of competition, technological change or other factors, would have a material adverse effect on the Company's business and operating results.


     The Company's products currently operate only on Apple Macintosh computers, and the Company plans to devote a significant portion of its development efforts to enhancing its existing products and developing new products for the Macintosh platform. Apple Computer Inc. has recently been suffering business and financial difficulties. The inability of resellers and customers to obtain sufficient quantities of Macintosh computers could have a material adverse effect on the Company's business and operating results. The Company has begun to explore the possibility of qualifying certain manufacturers of Macintosh "clones" for use with its Media 100 products, but there can be no assurance that such alternative platforms will be suitably configured to operate with the Company's products. Also, as a result of Apple's continuing difficulties, there can be no assurance that resellers and customers will not delay purchases of Apple-based products or purchase substitute products based on non-Macintosh operating systems, the occurrence of any of which could have a material adverse effect on the Company's business and operating results. In addition, changes to the Mac OS operating system or the architecture of the Macintosh computer could require the Company to adapt its products to those changes and any inability to do so, or delays in doing so, could have a material adverse effect on the Company's business and operating results. As a result in part of the risks and uncertainties surrounding the Macintosh platform, the Company intends to develop additional new products that will operate under Microsoft's Windows NT operating system. Any delay or failure of the Company in developing such additional new products or any delay or failure of such new products to achieve market acceptance could have a material adverse effect on the Company's business and operating results.


     The Company's ability to compete successfully and achieve future revenue growth will depend, in part, on its ability to protect its proprietary technology and operate without infringing the rights of others. The Company has in the past received, and may in the future continue to receive, communications suggesting that its products may infringe patents or other intellectual property rights of third parties. The Company's policy is to investigate the factual basis of such communications and negotiate licenses where appropriate. While it may be necessary or desirable in the future to obtain licenses relating to one or more products, or relating to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms or at all. There can be no assurance that these or other future communications can be settled on commercially reasonable terms or that they will not result in protracted and costly litigation.


     There has been substantial industry litigation regarding patent, trademark and other intellectual property rights involving technology companies. In the future, litigation may be necessary to enforce any patents issued to the Company or to enforce trade secrets, trademarks and other intellectual property rights owned by the Company, to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. For a description of certain pending litigation instituted against the Company, see Item 3 of this Annual Report on Form 10-K. Any such litigation could be costly and a diversion of management's attention, which could adversely affect the Company's business, operating results and financial condition. Adverse determinations in any such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any of which could adversely affect the Company's business, operating results and financial condition.


     The corporate and institutional market to which the Company is targeting its products is an emerging market. Many of the current users in this market rely on analog video tape processes. Digital editing alternatives are relatively new and currently account for a small portion of this market of current users. The Company also believes that this market includes a potential market of new users who currently out-source their video production requirements. The Company's future growth will depend, in part, on the rate at which existing users convert to digital editing processes and the rate at which new users adopt digital video systems as a communications resource. There can be no assurance that the use of digital video products like Media 100 will expand among existing users of alternative video production processes or the market for new users, and any failure of the Company's products to achieve market acceptance in these markets, as a result of competition, technological change or other factors, could have a material adverse effect on the Company's business and operating results.

     The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's future success will depend in part upon its ability to enhance its existing products and to introduce new products and features in a timely manner to address customer requirements, respond to competitive offerings, adapt to new emerging industry standards and take advantage of new enabling technologies that could render the Company's existing products obsolete. In particular, the Company intends to develop new products that will operate under Microsoft Corporation's Windows NT operating system. Any delay or failure of the Company in developing enhancements or new products, or any delay or failure of such enhancements or new products to achieve market acceptance, as a result of competition, blocking proprietary rights of third parties or other factors, could have a material adverse effect on the Company's business and operating results.

     New product announcements by the Company's competitors and by the Company itself could have the effect of reducing customer demand for the Company's existing products. The introduction of new or enhanced products by the Company also requires the Company to manage the transitions from existing products. New product introductions require the Company to devote time and resources to the training of its sales channel in the features and target customers for such new products, which efforts could result in less selling efforts being made by the sales channel during such training period. New product announcements or introductions could contribute to significant quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline.

     The market for the Company's products is highly competitive and characterized by pressure to reduce prices, incorporate new features and accelerate the release of new products. A number of companies currently offer products that compete directly or indirectly with the Company's products, including Avid, Truevision, Radius, Scitex, Matrox and FAST. In addition, the Company expects much larger vendors, such as Matsushita and Sony and other vendors of analog video tape editing equipment, to develop and introduce digital editing systems that may compete with the Company's products. Many of these current and potential competitors have greater financial, technical and marketing resources than the Company. There can be no assurance that any of these competitors will not be able to develop products comparable or superior to the Company's products or to adapt more quickly than the Company to new technologies or evolving industry standards or customer requirements.


     The Company is dependent on single or limited source suppliers for several key components used in its products. The availability of many of these components is dependent on the Company's ability to provide suppliers with accurate forecasts of its future requirements, and certain components used by the Company have been subject to industry-wide shortages. The Company does not carry significant inventories of these components and has no guaranteed supply arrangements with such suppliers. There can be no assurance that the Company's inventories would be adequate to meet the Company's production needs during any interruption of supply. The Company's inability to develop alternative supply sources, if required, or a reduction or stoppage in supply, could delay product shipments until new sources of supply become available, and any such delay could adversely affect the Company's business and operating results in any given period.


     The Company currently does not employ a direct sales force, and relies entirely on its worldwide network of independent VAR's to distribute and sell its products to end users. The Company's resellers generally offer products of several different companies, including in some cases products which are competitive with the Company's products. In addition, many of these VAR's are small organizations with limited capital resources. There can be no assurance that the Company's resellers will continue to purchase the Company's products or provide them with adequate levels of support, or that the Company's efforts to expand its VAR network will be successful, any significant failure of which could have a material adverse effect on the Company's business and operating results.


     Sales of Media 100 products outside of North America represented approximately 38% of the Company's net sales from continuing operations for the fiscal year ended November 30, 1996. The Company has embarked upon a concerted effort to increase the size of its international VAR network in order to increase international sales of its products and services. International sales and operations may be subject to risks such as the imposition of government controls, export license requirements, restrictions on the export of critical technology, less effective enforcement of proprietary rights; currency exchange fluctuations, generally longer collection periods, political instability, trade restrictions, changes in tariffs, difficulties in staffing and managing international operations, potential insolvency of international resellers and difficulty in collecting accounts receivable. There can be no assurance that these factors will not have an adverse effect on the Company's future international operations and consequently, on the Company's business and operating results.

     The Company intends to relocate its manufacturing operations to a new facility located in Marlboro, Massachusetts in April 1997. During the transition to the new facility, the Company will be required to maintain an uninterrupted supply of products in order to avoid any disruption in customer shipments. Any failure to maintain acceptable production levels during the transition to the new facility, or any failure by the Company to accurately forecast the amount of finished goods inventory necessary to compensate for interruptions in production during the transition, could have a material adverse effect on the Company's business and operating results, particularly in the fiscal quarter of the transition.

     As a result of the Spin-Off, the Company currently obtains information systems support from DTI. In connection with the Spin-Off and the relocation of the Company's operations to the new facility, the Company will be implementing new information systems over the course of the current fiscal year. Notwithstanding the implementation of those new systems, the Company currently anticipates that it will continue to need certain information systems support from DTI beyond the end of the current fiscal year. Any delay in implementing the Company's new information systems, or any delay or failure of DTI to provide adequate information systems support prior to the time that the Company's new systems become fully implemented, if significant, could have an adverse effect on the Company's business and operating results, particularly during any period that the transition from DTI's systems to the Company's new systems occurs.

     Competition for employees with the skills required by the Company is intense in the geographic areas in which the Company's operations are located. The Company believes that its future success will depend on its continued ability to attract and retain qualified employees, especially in research and development.

OTHER

     Media 100 is a registered trademark, and Vincent, Gaudi and Platinum are trademarks, of Media 100 Inc. All other brand names mentioned in this report are registered trademarks or trademarks of their respective holders, and are hereby acknowledged.


ITEM 2.           PROPERTIES


     The Company's principal executive, engineering, manufacturing and sales operations occupy approximately 31,000 square feet in a facility (the "Locke Drive Facility") which the Company currently shares with DTI in Marlboro, Massachusetts. The Locke Drive Facility is leased by DTI from a related party trust, Nason Hill Trust, a nominee trust of which Alfred A. Molinari, Jr., a director of the Company and chairman and chief executive officer of DTI, and his wife are the sole trustees and beneficiaries. Total rental expense charged to continuing operations with respect to the Locke Drive Facility was $546,000, $459,000 and $360,000 for each of the fiscal years 1996, 1995 and 1994, respectively.

     Prior to December 2, 1996, the effective date of the Spin-Off, the Locke Drive Facility was leased directly to the Company. In connection with the Spin-Off, the Company assigned its leasehold interest in the Locke Drive Facility to DTI, which in turn granted a license to the Company to use a portion of the facility so as to enable the Company to conduct its operations at that location. Such use and occupancy agreement remains in effect until April 30, 1997, and the Company pays DTI a monthly license fee for the use of the Locke Drive Facility equal to $105,377. This fee is intended to compensate DTI for the Company's pro rata portion of the rental charges and operating expenses associated with the Locke Drive Facility and the use by the Company of certain manufacturing equipment that was transferred to DTI in connection with the Spin-Off.

     In January 1997, the Company entered into an operating lease agreement for approximately 56,500 square feet in another facility located at 290 Donald Lynch Boulevard, Marlboro, Massachusetts. The term commencement date of the new lease is April 1, 1997, or such earlier date as the Company commences operations in the premises, and the lease terminates on March 31, 2002. The Company expects to move all its operations currently located at the Locke Drive Facility to the new facility in April 1997.

     The Company also occupies sales and customer support facilities in Paris, France and Brescia, Italy, consisting of 1,000 square feet and 1,200 square feet, respectively. In addition, since December 2, 1996 the Company's UK operations have continued to occupy a portion of a facility leased by Data Translation Ltd., a subsidiary of DTI, for which the Company pays a monthly license fee equal to approximately $3,500. The Company's German operations have an agreement whereby they continue to occupy a portion of a facility leased by Data Translation GmbH, a subsidiary of DTI, and obtain certain administrative services, from December 2, 1996 through March 31, 1997, for which the Company has made a lump-sum payment equal to approximately $60,000. The Company intends to relocate its U.K. and German operations to new facilities during 1997.


ITEM 3.           LEGAL PROCEEDINGS


     On June 7, 1995, a lawsuit was filed against the Company by Avid in the United States District Court for the District of Massachusetts. The complaint generally alleges patent infringement by the Company arising from the manufacture, sale, and use of the Company's Media 100 products. The complaint includes requests for injunctive relief, treble damages, interest, costs and fees. In July 1995, the Company filed an Answer and Counterclaim denying any infringement and asserting that the Avid patent in question is invalid. The Company intends to vigorously defend the lawsuit. In addition, Avid is seeking reissue of the patent, including claims that it asserts are broader than in the existing patent, and these reissue proceedings remain pending before the U.S. Patent and Trademark Office. On July 31, 1996, the court ordered a stay of all proceedings in the lawsuit pending conclusion of the reissue proceedings referred to above. There can be no assurance that the Company will prevail in the lawsuit asserted by Avid or that the expense or other effects of the lawsuit, whether or not the Company prevails, will not have a material adverse effect on the Company's business, operating results and financial condition.


     On February 12, 1997, a lawsuit was filed in Germany against the Company's former German subsidiary, Data Translation GmbH ("DT GmbH"), by Lex Computer and Management Corporation ("Lex"). The complaint generally alleges patent infringement by DT GmbH arising from the manufacture, sale and use of the Company's Media 100 products. The complaint includes requests for injunctive relief, damages, costs and fees. DT GmbH is currently a subsidiary of DTI. Under the terms of the Spin-Off, the Company has agreed to indemnify DTI and its affiliates (including DT GmbH) against liabilities arising out of the Company's Media 100 business. The Company currently intends to vigorously defend the lawsuit. There can be no assurance that the Company will prevail in the lawsuit asserted by Lex or that the expense or other effects of the lawsuit, whether or not the Company prevails, will not have a material adverse effect on the Company's international sales and, consequently, on the Company's business and operating results.


     From time to time the Company is involved in other disputes and/or litigation encountered in its normal course of business. The Company does not believe that the ultimate impact of the resolution of such other outstanding matters will have a material effect on the Company's business, operating results or financial condition.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal year 1996.

                                     PART II


ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS


     The information required by this Item is incorporated herein by reference to the "Quarterly Stock Prices" table appearing on page 5 of the Company's 1996 Annual Report to Stockholders.


ITEM 6.           SELECTED FINANCIAL DATA


     The information required by this Item is incorporated herein by reference to the "Selected Financial Data" appearing on page 5 of the Company's 1996 Annual Report to Stockholders.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated herein by reference to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 6-8 of the Company's 1996 Annual Report To Stockholders.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     The information required by this Item and not filed with this report is incorporated by reference to pages 8-20 of the Company's 1996 Annual Report to Stockholders.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.


                                    PART III


ITEM 10.          DIRECTORS AND OFFICERS OF THE REGISTRANT


     The Company will furnish to the Securities and Exchange Commission not later than 120 days after the close of its fiscal year ended November 30, 1996 a definitive Proxy Statement (the "Proxy Statement") for the Annual Meeting of Stockholders to be held on April 16, 1997. The information required by this Item is incorporated herein by reference to "Election of Directors," "Executive Officers" and "Section 16(b) Beneficial Ownership Reporting Compliance" in the Proxy Statement.


ITEM 11.          EXECUTIVE COMPENSATION


     The information required by this Item is incorporated herein by reference to "Election of Directors" and "Executive Compensation" in the Proxy Statement.


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

                                     PART IV


ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


       The following documents are filed as part of this report:

       (a) (1)  Consolidated Financial Statements.

         Report of Independent Public Accountants*

         Consolidated Balance Sheets as of November 30, 1996 and 1995*

         Consolidated Statements of Operations for the Fiscal Years Ended
                  November 30, 1996, 1995 and 1994*

         Consolidated Statement of Stockholders' Equity for the Fiscal Years
                  Ended November 30, 1996, 1995 and 1994*

         Consolidated Statements of Cash Flows for the Fiscal Years Ended
                  November 30, 1996, 1995 and 1994*

         Notes to Consolidated Financial Statements*

       (a) (2)  Financial Statement Schedules.

         Not applicable.

       (a) (3)  List of Exhibits.

         Exhibits required as part of this Annual Report on Form 10-K are listed in the exhibit index on page 16.

       (b)  Reports on Form 8-K.

         The following report on Form 8-K was filed during the fourth quarter of fiscal year 1996:

               Form 8-K dated September 12, 1996 and filed on September 25, 1996, consisting of the following: Item 5. Other Events (Press Release) and
Item 7. Exhibits (Exhibit 99 - Press Release).



* Referenced information is contained in the 1996 Annual Report to Stockholders, filed as Exhibit 13 hereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Media 100 Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 1997.


                                        Media 100 Inc.



                                        By:      /S/  PETER J. RICE
                                            ----------------------------------
                                                 Peter J. Rice
                                                 Vice President and Chief
                                                 Financial Officer



                                POWER OF ATTORNEY


     KNOW ALL MEN BY THESE PRESENTS that each of the undersigned officers and directors of Media 100 Inc., a Delaware corporation (the "Company"), hereby constitutes and appoints John A. Molinari and Peter J. Rice, and each of them, with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities (until revoked in writing) to sign the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996, and any and all amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                      Title                          Date
        ---------                      -----                          ----

/S/ JOHN A. MOLINARI        President and Chief Executive      February 28, 1997
--------------------------- Officer and Director
John A. Molinari            (Principal Executive Officer)


/S/ PETER J. RICE           Vice President and Chief           February 28, 1997
--------------------------- Financial Officer
Peter J. Rice               (Principal Financial Officer)


/S/ STEVEN D. SHEA          Corporate Controller and Chief     February 28, 1997
--------------------------- Accounting Officer
Steven D. Shea              (Principal Accounting Officer)


/S/ ALFRED A. MOLINARI, JR. Director                           February 28, 1997
---------------------------
Alfred A. Molinari, Jr.


/S/ BRUCE SACHS             Director                           February 28, 1997
---------------------------
Bruce Sachs

/S/ PAUL J. SEVERINO        Director                           February 28, 1997
---------------------------
Paul J. Severino


/S/ MAURICE L. CASTONGUAY   Director                           February 28, 1997
---------------------------
Maurice L. Castonguay


/S/ R. BRADFORD MALT        Director                           February 28, 1997
---------------------------
R. Bradford Malt

                                  EXHIBIT INDEX


Exhibit Number                            Description

     3.1            Restated Certificate of Incorporation of Media 100 Inc.;
                    filed herewith.

     3.2            By-laws of Media 100 Inc.; filed herewith.

     10.1* Key Employee Incentive Plan (1982), as amended through November 15, 1996; filed herewith.

     10.2* 1986 Employee Stock Purchase Plan, as amended through November 15, 1996; filed herewith.

     10.3* Key Employee Incentive Plan (1992), as amended through December 16, 1996; filed herewith.

     10.4.1* Media 100 Inc. Double Sheltered Retirement Plan; filed herewith.

     10.4.2* Amendment to Media 100 Inc. Double Sheltered Retirement Plan, effective December 2, 1996; filed herewith.

     10.5.1 Lease dated January 31, 1997 with Connecticut General Life Insurance Company; filed herewith.

     10.5.2 License Agreement dated as of January 31, 1997 with Connecticut General Life Insurance Company; filed herewith.

     10.6 Value Added Distribution Agreement with Software Product Appendix dated April 18, 1996 with Adobe Systems, Inc. (filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1996).

     10.7.1+ OEM Agreement dated as of September 4, 1996 with Pinnacle Systems, Inc. (filed as Exhibit 10.19.1 to Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the fiscal quarter ended September 30, 1996 of Pinnacle Systems, Inc. (File No. 0-24784)).

     10.7.2+ Amendment to OEM Agreement dated as of September 13, 1996 with Pinnacle Systems, Inc. (filed as Exhibit 10.19.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 of Pinnacle Systems, Inc. (File No. 0-24784)).

     10.8.1 Distribution Agreement dated as of November 19, 1996 with Data Translation II, Inc. ("DTI"); filed herewith.

     10.8.2 Intellectual Property Agreement dated as of December 2, 1996 with DTI; filed herewith.

     10.8.3 Corporate Services Agreement dated as of December 2, 1996 with DTI; filed herewith.

     10.8.4 Use and Occupancy Agreement dated as of December 2, 1996 with DTI; filed herewith.

     13 Annual Report to Stockholders for the fiscal year ended November 30, 1996 (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K); filed herewith.

     21             Subsidiaries of Media 100 Inc.

     23             Consent of Arthur Andersen LLP.

     24 Power of Attorney (included in the signature page of this Annual Report on Form 10-K).

     27             Financial Data Schedule.

                    * Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates.

                    + Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.