Form 10-Q
period 1997-02-28
MEDIA 100 INC
filed 1997-04-14
CIK 713138

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

            For The Quarterly Period Ended:  February 28, 1997
                                             -----------------

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

            For The Transition Period From  ____  To ____

     Commission File Number: 0-14779

                                 MEDIA 100 INC.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                               04-2532613
     ----------------------------------       ---------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      organization or incorporation)                 Identification Number)

                                 100 LOCKE DRIVE
                           MARLBOROUGH, MASSACHUSETTS
          -------------------------------------------------------------
                    (Address of principal executive offices)

                                   01752-1192
          -------------------------------------------------------------
                                   (Zip code)

                                 (508) 460-1600
          -------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes     X      No
                   ---         ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, par value $.01 per share            8,119,002 shares
     --------------------------------------   ---------------------------------
                    Class                       Outstanding at March 31, 1997

                         MEDIA 100 INC. AND SUBSIDIARIES



                                      INDEX
                                      -----
                                                                               PAGE
PART I - FINANCIAL INFORMATION                                                NUMBER
   ITEM 1      Consolidated Financial Statements:                             ------
               Consolidated Balance Sheets as of
                  February 28, 1997 and November 30, 1996                       3

               Consolidated Statements of Operations for the three
                  months ended February 28, 1997 and February 29, 1996          4

               Consolidated Statements of Cash Flows for the three
                  months ended February 28, 1997 and February 29, 1996          5

               Notes to Consolidated Financial Statements                     6 - 9

   ITEM 2      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        10 - 12


PART II - OTHER INFORMATION
   ITEM 1      Legal Proceedings                                                12

   ITEM 6      Exhibits and Reports on Form 8-K                                 12

SIGNATURES                                                                      13

EXHIBIT INDEX                                                                   14


                         PART I - FINANCIAL INFORMATION

                           MEDIA 100 INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                                              (unaudited)
                                                             February 28,         November 30,
(in thousands except share amounts)                              1997                 1996
                                                             ------------         ------------
ASSETS
Current assets:
               Cash and cash equivalents                       $ 2,117               $ 2,733
               Marketable securities                            28,991                27,983
               Accounts receivable, net of reserves of
                 $372 in 1997 and $328 in 1996                   9,894                11,665
               Inventories                                       1,281                 1,473
               Prepaid expenses                                    740                   567
                                                               -------               -------
                    Total current assets                        43,023                44,421

Property and equipment, net                                      3,231                 2,467

Other assets, net                                                   88                   112

Assets of discontinued operations, net                               0                12,990
                                                               -------               -------

Total assets                                                   $46,342               $59,990
                                                               =======               =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
               Accounts payable                                $ 1,421               $ 1,981
               Accrued expenses                                  5,273                 5,791
               Deferred revenue                                  2,597                 2,153
                                                               -------               -------
                    Total current liabilities                    9,291                 9,925

Commitments and contingencies                                    -                     -

Stockholders' equity:
               Preferred stock                                   -                     -
               Common stock                                         81                    81
               Capital in excess of par value                   40,222                40,035
               Retained (deficit) earnings                      (3,000)                9,826
               Cumulative translation adjustment                   (69)                  123
               Unrealized holding loss on
                  available for sale securities, net              (183)                -
                                                               -------               -------

                    Total stockholders' equity                  37,051                50,065
                                                               -------               -------

Total liabilities and stockholders' equity                     $46,342               $59,990
                                                               =======               =======


            The accompanying notes are an integral part of these consolidated financial statements.


                             MEDIA 100 INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (unaudited)

                                                               Three Months Ended
                                                        February 28,        February 29,
(in thousands, except per share data)                       1997                1996
                                                        ------------        ------------
Net sales                                                 $11,524             $10,690

Cost of sales                                               4,361               4,313
                                                          -------             -------

     Gross profit                                           7,163               6,377

Operating expenses:
     Research and development                               1,995               1,312
     Selling and marketing                                  4,229               3,055
     General and administrative                               933               1,147
                                                          -------             -------
        Total operating expenses                            7,157               5,514
                                                          -------             -------

     Income from operations                                     6                 863

Interest income                                               462                 387
Other income (expense), net                                  (248)                  1
                                                          -------             -------

     Income from continuing operations
        before tax provision                                  220               1,251


Tax provision                                                  55                 250
                                                          -------             -------

Income from continuing operations                             165               1,001

Discontinued operations:
   Income from discontinued operations
   of Data Translation, Inc.                                    0                 149
                                                          -------             -------

    Net income                                            $   165             $ 1,150
                                                          =======             =======

Income per common and common equivalent
   share from continuing operations                       $  0.02             $  0.12
Income per common and common equivalent
   share from discontinued operations                     $  0.00             $  0.02
                                                          -------             -------

Net income per common and common
   equivalent share                                       $  0.02             $  0.14
                                                          =======             =======

Weighted average number of common
     and common equivalent shares outstanding               8,284               8,406

            The accompanying notes are an integral part of these consolidated financial statements.

                                    MEDIA 100 INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (unaudited)

                                                                                            Three Months Ended
                                                                                    February 28,        February 29,
(in thousands)                                                                          1997                1996
                                                                                    ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                          $    165            $  1,150
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
                Depreciation and amortization                                              278                 509
                (Gain) loss on sale of marketable securities                               (22)                  1

  Changes in assets and liabilities
                Accounts receivable                                                      1,771                (817)
                Inventories                                                                192                 169
                Prepaid expenses                                                          (173)               (147)
                Accounts payable                                                          (560)                443
                Accrued expenses                                                          (518)                752
                Deferred revenue                                                           444                (166)
                                                                                      --------           ---------
                Net cash provided by continuing operating activities                     1,577               1,894
                Net cash used in discontinued operating activities                      -                  (11,752)
                                                                                      --------           ---------
  Net cash provided by (used in) operating activities                                 $  1,577           $  (9,858)
                                                                                      --------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
                Net purchases of equipment                                              (1,043)             (1,193)
                Increase (decrease) in other assets                                         24                 (27)
                Purchases of marketable securities                                     (12,621)            (24,720)
                Proceeds from sales of marketable securities                            11,452               4,990
                                                                                      --------           ---------

  Net cash used in investing activities                                               $ (2,188)          $ (20,950)
                                                                                      --------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
                Proceeds from stock plans                                                  187                 170
                Net proceeds from public sale of common stock                           -                    3,473
                                                                                      --------           ---------

  Net cash provided by financing activities                                           $    187           $   3,643
                                                                                      --------           ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                   (192)                218
                                                                                      --------           ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                             $   (616)          $ (26,947)

CASH AND CASH EQUIVALENTS, beginning of period                                           2,733              28,602
                                                                                      --------           ---------

CASH AND CASH EQUIVALENTS, end of period                                              $  2,117           $   1,655
                                                                                      ========           =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                Cash paid for income taxes                                            $     56           $  -
                                                                                      ========           =========

OTHER TRANSACTIONS NOT PROVIDING (USING) CASH:
                Decrease in value of marketable securities                            $   (183)          $    (110)
                                                                                      ========           =========


              The accompanying notes are an integral part of these consolidated financial statements.

                         MEDIA 100 INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (UNAUDITED, EXCEPT FOR NOVEMBER 30, 1996 AMOUNTS)


1.  Basis of Presentation

The accompanying consolidated financial statements include the accounts of Media 100 Inc. ("the Company") and its wholly-owned subsidiaries. The interim financial statements are unaudited. However, in the opinion of management, the consolidated financial statements and disclosures reflect all adjustments necessary for fair presentation. Interim results are not necessarily indicative of results expected for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest audited financial statements, which are incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996, filed with the Securities and Exchange Commission on February 28, 1997.

The Company's preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

On July 30, 1996, the Company announced its intention to separate its Media 100(R) digital video business from its data acquisition and imaging, commercial products and U.K.-based networking distribution businesses. The Company announced that it would contribute its data acquisition and imaging and commercial products businesses to a newly-formed subsidiary, Data Translation II, Inc. ("DTI"), the stock of which would then be distributed as a dividend to the Company's stockholders. The Company further announced that it planned to dispose of its networking distribution business within twelve months. On November 11, 1996, the Company sold substantially all of the assets associated with its networking distribution business in connection with the winding up of that business. On December 2, 1996, the Company distributed all of the shares of DTI, to which it had contributed its data acquisition and imaging and commercial products businesses and the remaining assets and liabilities of the networking distribution business, as a dividend to the Company's stockholders (the "Spin-Off"), in the ratio of one share of DTI common stock for every four shares of Company common stock. In connection with the Spin-Off, the Company retained only its Media 100 related business and changed its name to Media 100 Inc.

2. Cash Equivalents and Marketable Securities

Cash equivalents are carried at cost, which approximates market value, and have original maturities of less than three months. Cash equivalents include money market accounts and repurchase agreements with overnight maturities.

The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under this standard, the Company is required to classify all investments in debt and equity securities into one or more of the following three categories: held-to-maturity, available-for-sale or trading. Available-for-sale securities are recorded at fair market value with unrealized gains and losses excluded from earnings and reported to stockholders' equity. All of the Company's marketable securities are classified as available-for-sale.

Marketable securities held as of February 28, 1997, consist of the following (in thousands):

Investments available for sale:            Maturity        Market Value
                                           --------        ------------
U.S. Treasury Notes                    less than 1 year       $4,034
U.S. Treasury Notes                         1 - 4 years        3,964
                                                              ------
   Total U.S. Treasury Notes                                   7,998

Municipal Bonds                        less than 1 year        4,029
Municipal Bonds                             1 - 2 years        2,009
                                                              ------
   Total Municipal Bonds                                       6,038

U.S. Agency Bonds                      less than 1 year        1,370
U.S. Agency Bonds                           1 - 3 years          462
                                                              ------
   Total U.S. Agency Bonds                                     1,832

U.S. Treasury Bills                    less than 1 year          964

2. Cash Equivalents and Marketable Securities (continued)

Investments available for sale:                           Maturity           Market Value
                                                          --------           ------------
Money Market Instruments                                                         1,272

Corporate Obligations                                 less than 1 year           5,422
Corporate Obligations                                      1 - 3 years           5,465
                                                                              ---------
   Total Corporate Obligations                                                  10,887

                                                                              ---------
     Total investments available for sale                                     $ 28,991
                                                                              =========


Marketable securities had a cost of $29,174 and $27,983 at February 28, 1997 and November 30, 1996, respectively, and a market value of $28,991 and $27,983, respectively. To decrease the carrying amount of the February 1997 marketable securities portfolio to market value, a valuation allowance has been reflected as a separate component of stockholders' equity on February 28, 1997 pursuant to the provisions of SFAS No. 115.

3.  Inventories

Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following (in thousands):

                                           February 28,   November 30,
                                               1997          1996
                                           ------------   -----------
          Raw materials                       $  659       $  780
          Work-in-process                         49          302
          Finished goods                         573          391
                                              ------       ------
                                              $1,281       $1,473
                                              ======       ======



Work-in-process and finished goods inventories include material, labor and manufacturing overhead. Management performs periodic reviews of inventory and disposes of items not required by their manufacturing plan.

4.  Property and equipment, net

Equipment, net is stated at cost, less accumulated depreciation and amortization, and consists of the following (in thousands):

                                                             February 28,  November 30,
                                                                 1997          1996
                                                             ------------  ------------
      Machinery and equipment                                    $4,995      $4,251
      Furniture and fixtures                                        478         480
      Vehicles                                                       13          14
                                                                 ------      ------
                                                                 $5,486      $4,745
      Less accumulated depreciation and amortization              2,255       2,278
                                                                 ------      ------
                                                                 $3,231      $2,467
                                                                 ======      ======

5.  Net Income Per Common Share

Net income per common share is determined by dividing net income by the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares have been calculated in accordance with the treasury stock method and are included for all periods where their effect is dilutive. Fully diluted net income per common and common equivalent share has not been separately presented, as the amounts would not be materially different from net income per common and common equivalent share for all periods presented.

6.  Contingencies

(i) On June 7, 1995, a lawsuit was filed against the Company by Avid Technology, Inc. ("Avid"), in the United States District Court for the District of Massachusetts. The complaint generally alleges patent infringement by the Company arising from the manufacture, sale, and use of the Company's Media 100 product. The complaint includes requests for injunctive relief, treble damages, interest, costs and fees. In July, 1995 the Company filed an Answer and Counterclaim denying any infringement and asserting that the Avid patent in question is invalid. The Company intends to vigorously defend the lawsuit. In addition, Avid is seeking reissue of the patent, including claims that it asserts are broader than in the existing patent, and these reissue proceedings remain pending before the U.S. Patent and Trademark Office. On July 31, 1996, the court ordered a stay of all proceedings in the lawsuit pending conclusion of the reissue proceedings referred to above. There can be no assurance that the Company will prevail in the lawsuit asserted by Avid or that the expense or other effects of the lawsuit, whether or not the Company prevails, will not have a material adverse effect on the Company's business, operating results and financial condition.

(ii) On February 12, 1997, a lawsuit was filed in Germany against the Company's former German subsidiary, Data Translation GmbH ("DT GmbH"), and its managing director, by Lex Computer and Management Corporation ("Lex"). The complaint generally alleges patent infringement by DT GmbH arising from the manufacture, sale and use of the Company's Media 100 products in Germany. The complaint includes requests for injunctive relief, damages, costs and fees. DT GmbH is currently a subsidiary of DTI. Under the terms of the Spin-Off the Company has agreed to indemnify DTI and its affiliates (including DT GmbH) against liabilities arising out of the Company's Media 100 business. The Company currently intends to vigorously defend the lawsuit. There can be no assurances that the Company will prevail in the lawsuit asserted by Lex or that the expense or other effects of the lawsuit, whether or not the Company prevails, will not have a material adverse effect on the Company's international operations and, consequently, on the Company's business and operating results.

(iii) From time to time the Company is involved in other disputes and/or litigation encountered in its normal course of business. The Company does not believe that the ultimate impact of the resolution of such other outstanding matters will have a material effect on the Company's business, operating results or financial condition.

7. Capitalized Software Development Costs

The Company capitalizes certain computer software development costs. Capitalization of costs commences upon establishing technological feasibility. Capitalized costs, net of accumulated amortization, were approximately $88,000 and $104,000 as of February 28, 1997 and November 30, 1996, respectively and are included in other assets. These costs are amortized on a straight-line basis over two years, which approximates the economic life of the product. Amortization expense, included in cost of sales in the accompanying consolidated statements of operations, was approximately $25,000 and $40,000 for the three months ended February 28, 1997 and twelve months ended November 30, 1996, respectively.

8. Income Taxes

The Company has provided for income taxes, based on the projected taxable income from operations for fiscal 1997, using an effective tax rate of approximately 25% taking into consideration research and development tax credit carryforwards and other general business tax credits.

9.  Discontinued Operations

The components of net assets of discontinued operations included in the accompanying consolidated balance sheets at February 28, 1997 and November 30, 1996 follow (in thousands):

                                                                      February 28,         November 30,
                                                                          1997                 1996
                                                                      ------------         ------------
           Current assets                                                $  -                $ 14,090
           Equipment, net                                                   -                   2,351
           Other assets, net                                                -                     260
           Current liabilities                                              -                  (2,317)
           Net liabilities of networking distribution business              -                  (1,424)
           Cumulative translation adjustment                                -                      30
                                                                         --------            --------
                                                                         $  -                $ 12,990
                                                                         ========            ========

The components of discontinued operations included in the accompanying consolidated statements of operations for the three months ended February 28, 1997 and February 29, 1996, respectively, follow (in thousands):

                                                                                       Three Months Ended
                                                                              February 28,      February 29,
                                                                                  1997              1996
                                                                              ------------      ------------
           Income from operations of discontinued businesses                        -                111
           Gain on disposal of networking distribution business                     -                 38
                                                                                 --------           ----
           Income from discontinued operations                                   $  -               $149
                                                                                 ========           ====


Income for the three months ended February 29, 1996 also reflects an allocation of $139 of interest income relating to the $10,000 of cash contributed to DTI by the Company.

10.  New Accounting Standard

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ended November 30, 1998. The Company believes that the adoption of SFAS No. 128 will not have a material effect on its financial statements.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Overview

Media 100 Inc. is a technology and market leader in the market for personal computer-based digital video systems. The Media 100 family of products are analog and digital conversion systems that enable users to capture video and audio into a personal computer, perform random-access ("nonlinear") video editing and audio mixing, and directly produce a finished program with broadcast-quality picture and compact disc-quality sound, all without the use of traditional video tape equipment.

On July 30, 1996, the Company announced its intention to separate its Media 100 digital video business from its data acquisition and imaging, commercial products and U.K.-based networking distribution businesses. The Company announced that it would contribute its data acquisition and imaging and commercial products businesses to a newly-formed subsidiary, Data Translation II, Inc. ("DTI"), the stock of which would then be distributed as a dividend to the Company's stockholders. The Company further announced that it planned to dispose of its networking distribution business within twelve months. On November 11, 1996, the Company sold substantially all of the assets associated with its networking distribution business in connection with the winding up of that business. On December 2, 1996, the Company distributed all of the shares of DTI, to which it had contributed its data acquisition and imaging and commercial products businesses and the remaining assets and liabilities of the networking distribution business, as a dividend to the Company's stockholders (the "Spin-Off"), in the ratio of one share of DTI common stock for every four shares of Company common stock. In connection with the Spin-Off, the Company retained only its Media 100 related business and changed its name to Media 100 Inc.


Results of Operations

The following table shows certain consolidated statements of operations data as a percentage of net sales.


                                                  February 28,         February 29,
       Continuing operations                          1997                 1996
                                                  ------------         ------------
       Net sales                                     100.0%               100.0%
       Gross margin                                   62.2                 59.7
       Research and development expenses              17.3                 12.3
       Selling and marketing expenses                 36.7                 28.6
       General and administrative expenses             8.1                 10.7
                                                     -----                ------
       Operating income                                0.1                  8.1
       Interest income and other, net                  1.8                  3.6
       Provision for income taxes                      0.5                  2.3
                                                     -----                ------
       Income from continuing operations               1.4%                 9.4%
                                                     =====                ======


Comparison of First Fiscal Quarter of 1997 to First Fiscal Quarter of 1996

Net sales from continuing operations for the fiscal quarter ended February 28, 1997 were $11,524,000, an increase of $834,000, or 7.8%, over the same period a year ago. The increase in sales was due to higher unit sales of Media 100 and the first full quarter of sales of Gaudi(TM), the Company's advanced digital video effects product. Shipments of Gaudi began in November 1996.

Gross margin for the fiscal quarter ended February 28, 1997 was 62.2%, compared to 59.7% in the comparable quarter a year ago. This increase in gross margin was primarily a result of reductions in the cost of key component parts used in the manufacture of the Media 100 hardware and, to a lessor extent, favorable product mix with respect to the Company's new products which began shipping in the first fiscal quarter of 1997.

Operating income for the first fiscal quarter of 1997 was $6,000, a decrease of $857,000, over the same period a year ago. The increase in net sales and gross margin were more than offset by higher operating expenses resulting in lower operating income in the first fiscal quarter of 1997. Operating expenses for the first fiscal quarter of 1997 were $7,157,000, an increase of $1,643,000, or 29.8%, over the same period a year ago. The increase in operating expenses reflects the Company's continued investment in research and development for new and existing products and expansion of the Company's support for the sales channel. In

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Comparison of First Fiscal Quarter of 1997 to First Fiscal Quarter of 1996 (continued)

addition, the first fiscal quarter of 1997 included the first full quarter of expenses for the Company's European headquarters located in Paris, France. The increase in operating expenses for research and development, sales and marketing were partially offset by lower general and administrative expenses. The decrease in general and administrative expenses reflects lower legal expenses for the defense of patent infringement litigation, as discussed in Note 6 to the Consolidated Financial Statements.

Interest income for the fiscal quarter ended February 28, 1997 was $462,000, or 4.0% of net sales, compared to $387,000, or 3.6% of net sales, in the comparable quarter a year ago, reflecting an increase in cash balances including cash equivalents and marketable securities. Other expense for the first fiscal quarter of 1997 was $248,000, an increase of $249,000 over the same period a year ago, reflecting one-time expenses related to the incorporation of Media 100 GmbH and losses on foreign currency transactions arising out of the Company's subsidiaries.

The tax provision of $55,000 for the fiscal quarter ended February 28, 1997 compares to a $250,000 tax provision for the same period a year ago. The Company estimates its effective tax rate for fiscal 1997 will be approximately 25% for its domestic operations taking into consideration research and development tax credit carryforwards and other business tax credits available for use against taxable income.

Income from continuing operations for the fiscal quarter ended February 28, 1997 was $165,000 or $0.02 per share, compared to $1,001,000, or $0.12 per share, for the same period a year ago. Income from discontinued operations for the first fiscal quarter of 1997 was $0 compared to $149,000, or $.02 per share, for the same period a year ago. As discussed in the Overview, on December 2, 1996, the Company effected the Spin-Off.

Liquidity and Capital Resources

The Company has funded its operations to date primarily from public offerings of equity securities and cash flows from operations. As of February 28, 1997 the Company's principal sources of liquidity included cash and cash equivalents and marketable securities totaling approximately $31,108,000.

In the fiscal quarter ended February 28, 1997, cash provided by continuing operating activities was approximately $1,577,000 compared to cash provided by continuing operating activities of approximately $1,894,000 for the same period a year ago. Cash was generated during the first quarter of fiscal 1997 primarily from reductions in accounts receivable and inventory, partially offset by reductions in accounts payable and accrued expenses. Net cash used in investing activities was approximately $2,188,000 during the fiscal quarter ended February 28, 1997 compared to approximately $20,950,000 (primarily for purchases of marketable securities) for the same period a year ago. Cash used in investing activities during the first fiscal quarter of 1997 was primarily for purchases of capital equipment of approximately $1,043,000 and net purchases of marketable securities of approximately $1,169,000. Cash provided by financing activities during the fiscal quarter ended February 28, 1997 was approximately $187,000 compared to $3,643,000 for the same period a year ago. All of the cash provided by financing activities in the first fiscal quarter of 1997 came from proceeds from the Company's stock plans.

The Company believes it existing cash balance, including cash equivalents and marketable securities, and cash generated from future operations will be sufficient to meet the Company's cash requirements for the foreseeable future.

Certain Factors That May Affect Future Performance

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements based on current expectations, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those expressed in such forward-looking statements. The risks and uncertainties associated with such statements have been described under the heading "Certain Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996, and also include the following:

The Company's current efforts to develop a product operating on Microsoft Corporation's Windows NT operating system and utilizing the Company's Vincent(TM) digital video engine involve a collaborative effort with Macromedia, Inc., whose new Final Cut digital video application software would be bundled with the new product. The Company currently anticipates that Macromedia will not make Final Cut commercially available until after the end of the Company's current fiscal year. Any delay

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)



Certain Factors That May Affect Future Performance (continued)

or failure of Macromedia in releasing Final Cut would adversely affect the Company's current Windows NT product development, which in turn could have a material adverse effect on the Company's business and operating results.




                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

(i) On June 7, 1995, a lawsuit was filed against the Company by Avid Technology, Inc. ("Avid"), in the United States District Court for the District of Massachusetts. The complaint generally alleges patent infringement by the Company arising from the manufacture, sale, and use of the Company's Media 100AE product. The complaint includes requests for injunctive relief, treble damages, interest, costs and fees. In July, 1995 the Company filed an Answer and Counterclaim denying any infringement and asserting that the Avid patent in question is invalid. The Company intends to vigorously defend the lawsuit. In addition, Avid is seeking reissue of the patent, including claims that it asserts are broader than in the existing patent, and these reissue proceedings remain pending before the U.S. Patent and Trademark Office. On July 31, 1996, the court ordered a stay of all proceedings in the lawsuit pending conclusion of the reissue proceedings referred to above. There can be no assurance that the Company will prevail in the lawsuit asserted by Avid or that the expense or other effects of the lawsuit, whether or not the Company prevails, will not have a material adverse effect on the Company's business, operating results and financial condition.

(ii) On February 12, 1997, a lawsuit was filed in Germany against the Company's former German subsidiary, Data Translation GmbH ("DT GmbH") and its managing director, by Lex Computer and Management Corporation ("Lex"). The complaint generally alleges patent infringement by DT GmbH arising from the manufacture, sale and use of the Company's Media 100 products in Germany. The complaint includes requests for injunctive relief, damages, costs and fees. DT GmbH is currently a subsidiary of DTI. Under the terms of the Spin-Off the Company has agreed to indemnify DTI and its affiliates (including DT GmbH) against liabilities arising out of the Company's Media 100 business. The Company currently intends to vigorously defend the lawsuit. There can be no assurances that the Company will prevail in the lawsuit asserted by Lex or that the expense or other effects of the lawsuit, whether or not the Company prevails, will not have a material adverse effect on the Company's international operations and, consequently, on the Company's business and operating results.

(iii) From time to time the Company is involved in other disputes and/or litigation encountered in its normal course of business. The Company does not believe that the ultimate impact of the resolution of such other outstanding matters will have a material effect on the Company's business, operating results or financial condition.

Item 6. Exhibits and Reports on Form 8-K

a)  Exhibits

Exhibits required as part of this Quarterly Report on Form 10-Q are listed in the exhibit index on page 14.

b)  Reports on Form 8-K

The following report on Form 8-K was filed during the first quarter of fiscal year 1997:

Form 8-K dated December 2, 1996 and filed on December 6, 1996 consisting of the following: Item 5. Other Events (Press Release) and Item 7. Exhibits (Exhibit 99 - Press Release).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Media 100 Inc.





Date:    April 14, 1997        By:      PETER J. RICE
                                    ---------------------
                                        Peter J. Rice
                                    Vice President & Chief Financial Officer,
                                    Treasurer




Date:     April 14, 1997       By:      STEVEN D. SHEA
                                    ---------------------
                                        Steven D. Shea
                                     Corporate Controller and
                                      Chief Accounting Officer

                                  EXHIBIT INDEX



             Number                              Description
             ------                              -----------

               27                                Financial Data Schedule