Form 10-Q
period 1997-05-31
MEDIA 100 INC
filed 1997-07-15
CIK 713138

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended: May 31, 1997
                                                  ------------

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For The Transition Period From        To
                                                 ------    ------

         Commission File Number: 0-14779
                                 -------

                                 MEDIA 100 INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                              04-2532613
--------------------------------------------  ---------------------------------------
(State or other jurisdiction of organization  (I.R.S. Employer Identification Number)
      or incorporation)


                           290 DONALD LYNCH BOULEVARD
                           MARLBOROUGH, MASSACHUSETTS
             ------------------------------------------------------
                    (Address of principal executive offices)

                                   01752-4748
             ------------------------------------------------------
                                   (Zip code)

                                 (508) 460-1600
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 100 LOCKE DRIVE
                      MARLBOROUGH, MASSACHUSETTS 01752-1192
             ------------------------------------------------------
                 (Former address, if changed since last report)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes     X                 No
                       -------                  -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, par value $.01 per share              8,134,121 shares
 --------------------------------------      ---------------------------------
                   Class                        Outstanding at June 30, 1997

                         MEDIA 100 INC. AND SUBSIDIARIES



                                      INDEX
                                      -----

                                                                        PAGE
PART I - FINANCIAL INFORMATION                                         NUMBER
                                                                       ------
   ITEM 1  Consolidated Financial Statements:
           Consolidated Balance Sheets as of
              May 31, 1997 and November 30, 1996                          3

           Consolidated Statements of Operations for the three
              months ended May 31, 1997 and 1996, and the six             4
              months ended May 31, 1997 and 1996

           Consolidated Statements of Cash Flows for the six
              months ended May 31, 1997 and 1996                          5

           Notes to Consolidated Financial Statements                   6 - 9

   ITEM 2  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      10 - 13


PART II - OTHER INFORMATION
   ITEM 1  Legal Proceedings                                              14

   ITEM 4  Submission of Matters to a Vote of Security Holders            14

   ITEM 6  Exhibits and Reports on Form 8-K                               14

SIGNATURES                                                                15

EXHIBIT INDEX                                                             16

                         PART I - FINANCIAL INFORMATION

                         MEDIA 100 INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                              May 31,   November 30,
(in thousands except share amounts)                            1997        1996
                                                              -------   -----------
                                                            (unaudited)
ASSETS
Current assets:
               Cash and cash equivalents                      $ 2,602      $ 2,733
               Marketable securities                           28,349       27,983
               Accounts receivable, net of reserves of
                 $347 in 1997 and $328 in 1996                  8,248       11,665
               Inventories                                        738        1,473
               Prepaid expenses                                   573          567
                                                              -------      -------
                    Total current assets                       40,510       44,421

Property and equipment, net                                     6,560        2,467

Other assets, net                                                  88          112

Assets of discontinued operations, net                             --       12,990
                                                              -------      -------

Total assets                                                  $47,158      $59,990
                                                              =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
               Accounts payable                               $   676      $ 1,981
               Accrued expenses                                 5,711        5,791
               Deferred revenue                                 3,179        2,153
                                                              -------      -------
                    Total current liabilities                   9,566        9,925

Commitments and contingencies                                      --           --

Stockholders' equity:
               Preferred stock                                     --           --
               Common stock                                        81           81
               Capital in excess of par value                  40,269       40,035
               Retained (deficit) earnings                     (2,664)       9,826
               Cumulative translation adjustment                   78          123
               Unrealized holding loss on
                  available for sale securities, net             (172)          --
                                                              -------      -------

                    Total stockholders' equity                 37,592       50,065
                                                              -------      -------

Total liabilities and stockholders' equity                    $47,158      $59,990
                                                              =======      =======


       The accompanying notes are an integral part of these consolidated financial statements.

                         MEDIA 100 INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                               Three Months Ended May 31,  Six Months Ended May 31,
(in thousands, except per share data)              1997          1996         1997         1996
                                                  -------      -------      -------      -------

Net sales                                         $12,102      $12,921      $23,626      $23,611

Cost of sales                                       4,730        5,248        9,091        9,561
                                                  -------      -------      -------      -------

     Gross profit                                   7,372        7,673       14,535       14,050

Operating expenses:
     Research and development                       2,161        1,356        4,156        2,668
     Selling and marketing                          4,134        3,794        8,363        6,849
     General and administrative                     1,014        1,322        1,947        2,469
                                                  -------      -------      -------      -------
        Total operating expenses                    7,309        6,472       14,466       11,986
                                                  -------      -------      -------      -------

     Income from operations                            63        1,201           69        2,064

Interest income                                       432          360          894          747
Other income (expense), net                           (76)         (47)        (324)         (46)
                                                  -------      -------      -------      -------

     Income from continuing operations
        before tax provision                          419        1,514          639        2,765

Tax provision                                          83          303          138          553
                                                  -------      -------      -------      -------

Income from continuing operations                     336        1,211          501        2,212

Discontinued operations:
   Income from discontinued operations
   of Data Translation, Inc.                            0          111            0          260
                                                  -------      -------      -------      -------

    Net income                                    $   336      $ 1,322      $   501      $ 2,472
                                                  =======      =======      =======      =======

Income per common and common equivalent
   share from continuing operations               $  0.04      $  0.14      $  0.06      $  0.26

Income per common and common equivalent
   share from discontinued operations             $  0.00      $  0.01      $  0.00      $  0.03
                                                  -------      -------      -------      -------

Net income per common and common
   equivalent share                               $  0.04      $  0.15      $  0.06      $  0.29
                                                  =======      =======      =======      =======

Weighted average number of common
     and common equivalent shares outstanding       8,202        8,731        8,241        8,669



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         MEDIA 100 INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                  Six Months Ended May 31,
(in thousands)                                                                       1997          1996
                                                                                   --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                       $    501      $  2,472
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
                Depreciation and amortization                                           681           364
                Loss on sale of marketable securities                                     2             5

  Changes in assets and liabilities
                Accounts receivable                                                   3,417        (3,583)
                Inventories                                                             735          (961)
                Prepaid expenses                                                         (6)         (140)
                Accounts payable                                                     (1,305)          413
                Accrued expenses                                                        (80)         (289)
                Deferred revenue                                                      1,026           123
                                                                                   --------      --------
                Net cash provided by (used in) continuing operating activities        4,971        (1,596)
                Net cash used in discontinued operating activities                       --          (556)
                                                                                   --------      --------
  Net cash provided by (used in) operating activities                              $  4,971      $ (2,152)
                                                                                   --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
                Purchases of equipment                                               (4,774)         (950)
                Increase (decrease) in other assets                                      24           (19)
                Purchases of marketable securities                                  (20,583)      (27,698)
                Proceeds from sales of marketable securities                         20,043         5,758
                                                                                   --------      --------

  Net cash used in investing activities                                            $ (5,290)     $(22,909)
                                                                                   --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
                Proceeds from stock plans                                               233         2,645
                Net proceeds from public sale of common stock                            --         1,843
                                                                                   --------      --------

  Net cash provided by financing activities                                        $    233      $  4,488
                                                                                   --------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 (45)          258
                                                                                   --------      --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                          $   (131)     $(20,315)

CASH AND CASH EQUIVALENTS, beginning of period                                        2,733        28,602
                                                                                   --------      --------

CASH AND CASH EQUIVALENTS, end of period                                           $  2,602      $  8,287
                                                                                   ========      ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                Cash paid for income taxes                                         $     90      $    485
                                                                                   ========      ========

OTHER TRANSACTIONS NOT PROVIDING (USING) CASH:
                Acquisition of equipment under capital lease obligations           $   (221)     $     --
                                                                                   --------      --------
                Decrease in value of marketable securities                         $    172      $    253
                                                                                   ========      ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         MEDIA 100 INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (UNAUDITED, EXCEPT FOR NOVEMBER 30, 1996 AMOUNTS)


1.    Basis of Presentation

The accompanying consolidated financial statements include the accounts of Media 100 Inc. ("the Company") and its wholly-owned subsidiaries. The interim financial statements are unaudited. However, in the opinion of management, the consolidated financial statements and disclosures reflect all adjustments necessary for fair presentation. Interim results are not necessarily indicative of results expected for a full year or for any other interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest audited financial statements, which are incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996, filed with the Securities and Exchange Commission on February 28, 1997.

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

On July 30, 1996, the Company announced its intention to separate its Media 100(R) digital video business from its data acquisition and imaging, commercial products and U.K.-based networking distribution businesses. The Company announced that it would contribute its data acquisition and imaging and commercial products businesses to a newly-formed subsidiary, Data Translation II, Inc. ("DTI"), the stock of which would then be distributed as a dividend to the Company's stockholders. The Company further announced that it planned to dispose of its networking distribution business within twelve months. On November 11, 1996, the Company sold substantially all of the assets associated with its networking distribution business in connection with the winding up of that business. On December 2, 1996, the Company distributed all of the shares of DTI, to which it had contributed its data acquisition and imaging and commercial products businesses and the remaining assets and liabilities of the networking distribution business, as a dividend to the Company's stockholders (the "Spin-Off"), in the ratio of one share of DTI common stock for every four shares of Company common stock. The dividend reduced retained earnings in an amount equal to $12,990,000. In connection with the Spin-Off, the Company retained only its Media 100 related business and changed its name to Media 100 Inc.

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

Marketable securities held as of May 31, 1997, consist of the following (in thousands):


Investments available for sale:               Maturity         Market Value
                                              --------         ------------
U.S. Treasury Notes                       less than 1 year        $5,062
U.S. Treasury Notes                            1 - 4 years         2,972
                                                                  -------
   Total U.S. Treasury Notes                                       8,034

Municipal Bonds                           less than 1 year         4,555
Municipal Bonds                                1 - 2 years         2,019
                                                                  -------
   Total Municipal Bonds                                           6,574

U.S. Agency Bonds                         less than 1 year         1,543
U.S. Agency Bonds                              1 - 3 years           207
                                                                  -------
   Total U.S. Agency Bonds                                         1,750

Money Market Instruments                                           3,000




2.    Cash Equivalents and Marketable Securities (continued)

Investments available for sale:               Maturity          Market Value
                                              --------          ------------

Corporate Obligations                     less than 1 year          7,153
Corporate Obligations                          1 - 3 years          1,838
                                                                  -------
   Total Corporate Obligations                                      8,991

                                                                  -------
     Total investments available for sale                         $28,349
                                                                  =======


Marketable securities had a cost of $28,521 and $27,983 at May 31, 1997 and November 30, 1996, respectively, and a market value of $28,349 and $27,983, respectively. To decrease the carrying amount of the May 1997 marketable securities portfolio to market value, a valuation allowance has been reflected as a separate component of stockholders' equity on May 31, 1997 pursuant to the provisions of SFAS No. 115.

3.    Inventories


Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following (in thousands):

                               May 31,      November 30,
                                1997           1996
                                ----          ------
          Raw materials         $418          $  780
          Work-in-process         22             302
          Finished goods         298             391
                                ----          ------
                                $738          $1,473
                                ====          ======



Work-in-process and finished goods inventories include material, labor and manufacturing overhead. Management performs periodic reviews of inventory and disposes of items not required by their manufacturing plan.

4.    Property and equipment, net

Property and equipment, net is stated at cost, less accumulated depreciation and amortization, and consists of the following (in thousands):

                                                         May 31,   November 30,
                                                          1997        1996
                                                         ------      ------
      Machinery and equipment                            $7,590      $4,265
      Furniture and fixtures                                742         480
      Leasehold improvements                              1,187          --
                                                         ------      ------
                                                         $9,519      $4,745
      Less accumulated depreciation and amortization      2,959       2,278
                                                         ------      ------
                                                         $6,560      $2,467
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

(ii) On February 12, 1997, a lawsuit was filed in Germany against the Company's former German subsidiary, Data Translation GmbH ("DT GmbH"), and its managing director, by Lex Computer and Management Corporation ("Lex"). The complaint generally alleged patent infringement by DT GmbH arising from the manufacture, sale and use of the Company's Media 100 products in Germany. The complaint included requests for injunctive relief, damages, costs and fees. DT GmbH is currently a subsidiary of DTI. Under the terms of the Spin-Off the Company has agreed to indemnify DTI and its affiliates (including DT GmbH) against liabilities arising out of the Company's Media 100 business. Subsequent to the filing of the lawsuit, the Company agreed to license on a worldwide basis certain video editing-related patents owned by Lex. In connection with the license arrangement, Lex withdrew its lawsuit against DT GmbH and its managing director on June 19, 1997. The Company does not currently believe that the terms of the foregoing license arrangement will have a material effect on the Company's financial position or operating results.

(iii) From time to time the Company is involved in other disputes and/or litigation encountered in its normal course of business. The Company does not believe that the ultimate impact of the resolution of such other outstanding matters will have a material effect on the Company's business, operating results or financial condition.

7.    Capitalized Software Development Costs

The Company capitalizes certain computer software development costs. Capitalization of costs commences upon establishing technological feasibility. Capitalized costs, net of accumulated amortization, were approximately $88,000 and $104,000 as of May 31, 1997 and November 30, 1996, respectively and are included in other assets. These costs are amortized on a straight-line basis over two years, which approximates the economic life of the product. Amortization expense, included in cost of sales in the accompanying consolidated statements of operations, was approximately $40,000 and $40,000 for the six months ended May 31, 1997 and twelve months ended November 30, 1996, respectively.

8.    Income Taxes

The Company has provided for income taxes, based on the projected taxable income from operations for fiscal 1997, using an effective tax rate of approximately 20% for the three months ended May 31, 1997, taking into consideration research and development tax credit carryforwards and other general business tax credits.

9.    Discontinued Operations

The components of net assets of discontinued operations included in the accompanying consolidated balance sheets at May 31, 1997 and November 30, 1996 follow (in thousands):

                                                             May 31,   November 30,
                                                              1997        1996
                                                              ----       -------
      Current assets                                          $  -       $14,090
      Equipment, net                                             -         2,351
      Other assets, net                                          -           260
      Current liabilities                                        -        (2,317)
      Net liabilities of networking distribution business        -        (1,424)
      Cumulative translation adjustment                          -            30
                                                              ----       -------
                                                              $  -       $12,990
                                                              ====       =======

The components of discontinued operations included in the accompanying consolidated statements of operations for the three and six months ended May 31, 1997 and 1996, respectively, follow (in thousands):


                                                   Three Months Ended May 31,   Six Months Ended May 31,
                                                         1997      1996             1997      1996
                                                         ----     -----            -----     -----
Income from operations of discontinued businesses          --       483               --       594
Loss on disposal of networking distribution business       --      (372)              --      (334)
                                                         ----     -----            -----     -----
Income from discontinued operations                      $ --     $ 111               --     $ 260
                                                         ====     =====            =====     =====



Income for the three and six months ended May 31, 1996 also reflects an allocation of $139 and $274 of interest income, respectively, relating to the $10 million of cash contributed to DTI by the Company.

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


Results of Operations

The following table shows certain consolidated statements of operations data as a percentage of net sales.


                                             Three Months Ended May 31,     Six Months Ended May 31,
       Continuing operations                      1997         1996            1997         1996
                                                 -----        -----           -----         -----
       Net sales                                 100.0%       100.0%          100.0%        100.0%
       Gross margin                               60.9         59.4            61.5          59.5
       Research and development expenses          17.9         10.5            17.6          11.3
       Selling and marketing expenses             34.1         29.4            35.4          29.0
       General and administrative expenses         8.4         10.2             8.2          10.5
                                                 -----        -----           -----         -----
       Operating income                            0.5          9.3             0.3           8.7
       Interest income and other, net              3.0          2.4             2.4           3.0
       Provision for income taxes                  0.7          2.3             0.6           2.3
                                                 -----        -----           -----         -----
       Income from continuing operations           2.8%         9.4%            2.1%          9.4%
                                                 =====        =====           =====         =====

Comparison of Second Fiscal Quarter of 1997 to Second Fiscal Quarter of 1996

Net sales from continuing operations for the fiscal quarter ended May 31, 1997 were $12,102,000, a decrease of $819,000, or 6.3%, from the same period a year ago. Net sales decreased for the quarter ended May 31, 1997 primarily due to lower average selling prices for the Company's Media 100 products and a higher percentage of the Company's unit sales coming from its entry systems. In April 1997 the Company reduced the price of several products to enhance their price/performance relative to competitive product offerings from some of the Company's competitors. The products affected by this price reduction include the Company's Media 100 qx, Media 100 qx with component and Media 100 le products. All of these products are upgradeable to the Company's other product offerings including Media 100 lx, Media 100 xe and Media 100 xs.

Gross margin for the fiscal quarter ended May 31, 1997 was 60.9%, compared to 59.4% in the comparable quarter a year ago. This increase in gross margin was primarily a result of reductions in the cost of key component parts used in the manufacture of the Media 100 hardware which more than offset the lower average selling prices.

Operating income for the second fiscal quarter of 1997 was $63,000, a decrease of $1,138,000, from the same period a year ago. Operating income was lower in the quarter ended May 31, 1997 due to lower net sales and higher operating expenses. Operating

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)



Comparison of Second Fiscal Quarter of 1997 to Second Fiscal Quarter of 1996 (continued)

expenses for the second fiscal quarter of 1997 were $7,309,000, an increase of $837,000, or 12.9%, from the same period a year ago. The increase in operating expenses reflects the Company's continued investment in research and development for new and existing products and expansion of the Company's support for the sales channel, primarily in Europe where the Company opened its European headquarters located in Paris, France during the fourth fiscal quarter of 1996. The increase in operating expenses for research and development, sales and marketing were partially offset by lower general and administrative expenses. The decrease in general and administrative expenses reflects lower legal expenses for the defense of patent infringement litigation, as discussed in Note 6 to the Consolidated Financial Statements.

Interest income for the fiscal quarter ended May 31, 1997 was $432,000, or 3.6% of net sales, compared to $360,000, or 2.8% of net sales, in the comparable quarter a year ago. Other expense for the second fiscal quarter of 1997 was $76,000, an increase of $29,000 over the same period a year ago, reflecting increased losses on foreign currency transactions arising out of the Company's subsidiaries.

The tax provision of $83,000 for the fiscal quarter ended May 31, 1997 compares to a $303,000 tax provision for the same period a year ago. The Company currently estimates its effective tax rate for fiscal 1997 will be approximately 20% for its domestic operations taking into consideration research and development tax credit carryforwards and other business tax credits available for use against taxable income.

Income from continuing operations for the fiscal quarter ended May 31, 1997 was $336,000 or $0.04 per share, compared to $1,211,000, or $0.14 per share, for the same period a year ago. Income from discontinued operations for the second fiscal quarter of 1997 was $0 compared to $111,000, or $.01 per share, for the same period a year ago. As discussed in the Overview, on December 2, 1996, the Company effected the Spin-Off.


Comparison of First Six Months of 1997 to the First Six Months of 1996

Net sales from continuing operations for the first six months of 1997 were $23,626,000, an increase of $15,000, or 0.1%, from the same period a year ago. Higher units sales were offset by lower average selling prices for the Company's Media 100 products and a higher percentage of the Company's unit sales coming from its entry systems. In April 1997 the Company reduced the price of several products to enhance their price/performance relative to competitive product offerings from some of the Company's competitors. The products affected by this price reduction include the Company's Media 100 qx, Media 100 qx with component and Media 100 le products. All of these products are upgradeable to the Company's other product offerings including Media 100 lx, Media 100 xe and Media 100 xs.

Gross margin for the first six months of 1997 was 61.5%, compared to 59.5% in the comparable period a year ago. This increase in gross margin was primarily a result of reductions in the cost of key component parts used in the manufacture of the Media 100 hardware which more than offset the lower average selling prices.

Operating income for the first six months of 1997 was $69,000, a decrease of $1,995,000, from the same period a year ago. Operating income was lower for the six month period ended May 31, 1997 due to higher operating expenses. Operating expenses for the first six months of 1997 were $14,466,000, an increase of $2,480,000, or 20.7%, from the same period a year ago. The increase in operating expenses reflects the Company's continued investment in research and development for new and existing products and expansion of the Company's support for the sales channel, primarily in Europe where the Company opened its European headquarters located in Paris, France during the fourth fiscal quarter of 1996. The increase in operating expenses for research and development, sales and marketing were partially offset by lower general and administrative expenses. The decrease in general and administrative expenses reflects lower legal expenses for the defense of patent infringement litigation, as discussed in Note 6 to the Consolidated Financial Statements.

Interest income for the first six months of 1997 was $894,000, or 3.8% of net sales, compared to $747,000, or 3.2% of net sales, in the comparable period a year ago. Other expense for the six month period ended May 31, 1997 was $324,000, an increase of $278,000 over the same period a year ago, reflecting increased losses on foreign currency transactions arising out of the Company's subsidiaries.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)



Comparison of First Six Months of 1997 to the First Six Months of 1996
(continued)

The tax provision of $138,000 for the first six months of 1997 compares to a $553,000 tax provision for the same period a year ago. The Company currently estimates its effective tax rate for fiscal 1997 will be approximately 20% for its domestic operations taking into consideration research and development tax credit carryforwards and other business tax credits available for use against taxable income.

Income from continuing operations for the six month period ended May 31, 1997 was $501,000 or $0.06 per share, compared to $2,212,000, or $0.26 per share, for the same period a year ago. Income from discontinued operations for the first six months of 1997 was $0 compared to $260,000, or $.03 per share, for the same period a year ago. As discussed in the Overview, on December 2, 1996, the Company effected the Spin-Off.


Liquidity and Capital Resources

The Company has funded its operations to date primarily from public offerings of equity securities and cash flows from operations. As of May 31, 1997 the Company's principal sources of liquidity included cash and cash equivalents and marketable securities totaling approximately $30,951,000.

In the first six months of 1997, cash provided by continuing operating activities was approximately $4,971,000 compared to cash used in continuing operating activities of approximately $1,596,000 for the same period a year ago. Cash was generated during the six months ended May 31, 1997 from an increase in deferred revenue and reductions in accounts receivable and inventory. This increase in cash was partially offset by a reduction in accounts payable. Net cash used in investing activities was approximately $5,290,000 during the first six months of 1997 compared to approximately $22,909,000 (primarily for purchases of marketable securities) for the same period a year ago. Cash used in investing activities during the six month period ended May 31, 1997 was primarily for purchases of capital equipment and leasehold improvements associated with the Company's move to its new facility in May 1997 of approximately $4,774,000 and net purchases of marketable securities of approximately $540,000. Cash provided by financing activities during the first six months of 1997 was approximately $233,000 compared to $4,488,000 for the same period a year ago. All of the cash provided by financing activities in the first six months of 1997 came from proceeds from the Company's stock plans.

The Company believes its existing cash balance, including cash equivalents and marketable securities, and cash generated from future operations will be sufficient to meet the Company's cash requirements for the foreseeable future.

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


The Company's quarterly operating results may vary significantly depending on the timing of the Company's announcement or introduction of new products and enhancements. The Company has in the past experienced delays in the development of new products and enhancements, and such delays may occur in the future. It is currently anticipated that the Company's new Media 100 xs with HDRfx(TM) Option will begin commercial shipments late in the quarter ending August 31, 1997. If the Company does not ship this new product as planned, the Company's operating results would be adversely affected. In addition, the Company's current efforts to develop a product operating on the Windows NT platform and utilizing the Company's existing Vincent(TM) digital video engine involve a collaborative effort with Macromedia, Inc., whose new Final Cut digital video application software would be bundled with the new product. The Company currently anticipates that Macromedia will not make Final Cut commercially available until the third quarter of the Company's next fiscal year. Any delay or failure by the Company in developing new products or enhancements, or any delay or failure of such new products or enhancements to achieve market acceptance, as a result of competition, blocking proprietary rights of third parties or other factors, could have a material adverse effect on the Company's business and operating results.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)





Certain Factors That May Affect Future Performance (continued)


The Company's quarterly operating results also may vary significantly depending on the timing of new product announcements or introductions by competitors, changes in pricing, and the volume and timing of orders received during the quarter, which are difficult to forecast. The future operating results of the Company may fluctuate as a result of these and other factors, including the Company's ability to continue to develop or acquire innovative new products, its product and customer mix and the level of competition. The Company's operating results may also be affected by seasonal trends. In this regard, it is expected that the Company's international sales will be adversely impacted by the traditional summer vacation period, which in turn could adversely affect the Company's operating results for the quarter ending August 31, 1997.


A significant portion of the Company's operating expenses is relatively fixed, and operating expense levels are based primarily on internal expectations of future revenue. As a consequence, quarterly operating expense levels cannot be reduced rapidly in the event that quarterly revenue levels fail to meet internal expectations. Therefore, if quarterly revenue levels fail to meet internal expectations, the Company's operating results would be adversely affected and there can be no assurance that the Company would be able to operate profitably. Reductions in certain operating expenses, if incurred, could involve material one-time charges associated with workforce reductions, eliminating facilities and offices or writing off certain assets.


The market for the Company's products is highly competitive and characterized by pressure to reduce prices, incorporate new features and accelerate the release of new products. Many of the Company's current and potential competitors have greater financial, technical and marketing resources than the Company. As a result, such competitors may be able to develop products comparable to or superior to the Company's products, adapt more quickly than the Company to new technologies, evolving industry standards or customer requirements, or lower their product costs and thus be able to lower prices to levels at which the Company could not operate profitably, the occurrence of any of which could have a material adverse effect on the Company's business and operating results. In this regard, the Company believes that it will continue to experience competitive pressure to reduce prices, particularly for its higher-end systems. The Company has historically realized higher gross profit on the sale of its higher-end systems than its entry systems, and such continued competitive pricing pressure could result in lower sales and gross margin, which in turn could adversely affect the Company's operating results.


The Company's products currently operate only on Apple Macintosh computers. Apple Computer, Inc. has recently been suffering business and financial difficulties. As a result of Apple's difficulties, there can be no assurance that resellers and customers will not delay purchases of Apple-based products or substitute products based on non-Macintosh operating systems, the occurrence of any of which could have a material adverse effect on the Company's business and operating results. As a result in part of the risks and uncertainties surrounding the Macintosh platform, the Company believes that it will be necessary to develop additional products that will operate under the Windows NT operating system. As described above, the Company is currently collaborating with Macromedia in developing a Windows NT-based product that would run on the Company's Vincent digital video engine, and any delay or failure of Macromedia in releasing its Final Cut application software would adversely affect the Company's current Windows NT product development. There can be no assurance that the Company will be successful in timely developing Windows NT-based products, or that any such products, if developed, will achieve market acceptance, the failure of any of which could have a material adverse effect on the Company's business and operating results.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

(i) On June 7, 1995, a lawsuit was filed against the Company by Avid Technology, Inc. ("Avid"), in the United States District Court for the District of Massachusetts. The complaint generally alleges patent infringement by the Company arising from the manufacture, sale, and use of the Company's Media 100(R) product. The complaint includes requests for injunctive relief, treble damages, interest, costs and fees. In July, 1995 the Company filed an Answer and Counterclaim denying any infringement and asserting that the Avid patent in question is invalid. The Company intends to vigorously defend the lawsuit. In addition, Avid is seeking reissue of the patent, including claims that it asserts are broader than in the existing patent, and these reissue proceedings remain pending before the U.S. Patent and Trademark Office. On July 31, 1996, the court ordered a stay of all proceedings in the lawsuit pending conclusion of the reissue proceedings referred to above. There can be no assurance that the Company will prevail in the lawsuit asserted by Avid or that the expense or other effects of the lawsuit, whether or not the Company prevails, will not have a material adverse effect on the Company's business, operating results and financial condition.

(ii) On February 12, 1997, a lawsuit was filed in Germany against the Company's former German subsidiary, Data Translation GmbH ("DT GmbH"), and its managing director, by Lex Computer and Management Corporation ("Lex"). The complaint generally alleged patent infringement by DT GmbH arising from the manufacture, sale and use of the Company's Media 100 products in Germany. The complaint included requests for injunctive relief, damages, costs and fees. DT GmbH is currently a subsidiary of DTI. Under the terms of the Spin-Off the Company has agreed to indemnify DTI and its affiliates (including DT GmbH) against liabilities arising out of the Company's Media 100 business. Subsequent to the filing of the lawsuit, the Company agreed to license on a worldwide basis certain video editing-related patents owned by Lex. In connection with the license arrangement, Lex withdrew its lawsuit against DT GmbH and its managing director on June 19, 1997. The Company does not currently believe that the terms of the foregoing license arrangement will have a material effect on the Company's financial position or operating results.

The foregoing supplement is made to the Company's disclosure in its Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1997,

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held an annual meeting of stockholders on April 16, 1997, at which the stockholders elected to the Board of Directors all director nominees listed in the proxy material for the meeting by the following votes:



                                                   Number of Shares
                                                   ----------------
        Name of Director Nominees               Voted For        Withheld
        -------------------------               ---------        --------
        John A. Molinari                        7,200,049          17,334
        Alfred A. Molinari, Jr.                 7,196,573          20,810
        Maurice L. Castonguay                   6,416,257         803,076
        Bruce I. Sachs                          6,414,307         803,076
        Paul J. Severino                        6,413,987         803,396





Item 6. Exhibits and Reports on Form 8-K

a)  Exhibits

Exhibits required as part of this Quarterly Report on Form 10-Q are listed in the exhibit index on page 16.

b)  Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Media 100 Inc.





Date: July 14, 1997      By: /s/ Peter J. Rice
                             ---------------------------------------------------
                             Peter J. Rice
                             Vice President & Chief Financial Officer, Treasurer




Date: July 14, 1997      By: /s/ Steven D. Shea
                             ---------------------------------------------------
                             Steven D. Shea
                             Corporate Controller and Chief Accounting Officer

                                  EXHIBIT INDEX



           Number              Description
           ------              -----------

               27              Financial Data Schedule