Form 10-Q
period 1997-08-31
MEDIA 100 INC
filed 1997-10-15
CIK 713138

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended: August 31, 1997
                                                ---------------

         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For The Transition Period From       To

         Commission File Number: 0-14779
                                 -------

                                 MEDIA 100 INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    04-2532613
-------------------------------           --------------------------------------
(State or other jurisdiction of           I.R.S. Employer Identification Number)
organization or incorporation)

                           290 DONALD LYNCH BOULEVARD
                           MARLBOROUGH, MASSACHUSETTS
              ----------------------------------------------------
                    (Address of principal executive offices)

                                   01752-4748
              ----------------------------------------------------
                                   (Zip code)

                                 (508) 460-1600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



                    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X                 No
                              ---                   ---

                    Indicate the number of shares outstanding of each of the
                issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                  8,182,504 shares
--------------------------------------         ---------------------------------
               Class                           Outstanding at September 30, 1997

                         MEDIA 100 INC. AND SUBSIDIARIES



                                      INDEX

                                                                              PAGE
                                                                             NUMBER
                                                                             ------
PART I -  FINANCIAL INFORMATION
 ITEM 1     Consolidated Financial Statements:
            Consolidated Balance Sheets as of
             August 31, 1997 and November 30, 1996                             3

            Consolidated Statements of Operations for the three
             months ended August 31, 1997 and 1996, and the nine               4
             months ended August 31, 1997 and 1996

            Consolidated Statements of Cash Flows for the nine
             months ended August 31, 1997 and 1996                             5

            Notes to Consolidated Financial Statements                       6 - 9

 ITEM 2     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            10 - 13


PART II - OTHER INFORMATION
 ITEM 1     Legal Proceedings                                                  14

 ITEM 6     Exhibits and Reports on Form 8-K                                   14

SIGNATURES                                                                     15

EXHIBIT INDEX                                                                  16


                         PART I - FINANCIAL INFORMATION

                         MEDIA 100 INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                       August 31,          November 30,
(in thousands)                                                            1997                 1996
                                                                       ----------          ------------
                                                                       (unaudited)
ASSETS
Current assets:
               Cash and cash equivalents                                $ 2,411               $ 2,733
               Marketable securities                                     29,555                27,983
               Accounts receivable, net of reserves of
                 $423 in 1997 and $328 in 1996                            7,282                11,665
               Inventories                                                1,171                 1,473
               Prepaid expenses                                             632                   567
                                                                        -------               -------
                    Total current assets                                 41,051                44,421

Property and equipment, net                                               6,876                 2,467

Other assets, net                                                            88                   112

Assets of discontinued operations, net                                       --                12,990
                                                                        -------               -------

Total assets                                                            $48,015               $59,990
                                                                        =======               =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
               Accounts payable                                           1,180                 1,981
               Accrued expenses                                           5,667                 5,791
               Deferred revenue                                           3,789                 2,153
                                                                        -------               -------
                    Total current liabilities                            10,636                 9,925

Commitments and contingencies                                                --                    --

Stockholders' equity:
               Preferred stock                                               --                    --
               Common stock                                                  82                    81
               Capital in excess of par value                            40,446                40,035
               Retained (deficit) earnings                               (3,069)                9,826
               Cumulative translation adjustment                             30                   123
               Unrealized holding loss on
                 available for sale securities, net                        (110)                   --
                                                                        -------               -------

                    Total stockholders' equity                           37,379                50,065
                                                                        -------               -------

Total liabilities and stockholders' equity                              $48,015               $59,990
                                                                        =======               =======


 The accompanying notes are an integral part of these consolidated financial statements.

                         MEDIA 100 INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                          Three Months Ended August 31,       Nine Months Ended August 31,
   (in thousands, except per share data)                       1997          1996                  1997          1996
                                                             -------       -------               -------       -------
Net sales                                                    $11,107       $13,066               $34,732       $36,677

Cost of sales                                                  4,387         4,947                13,479        14,508
                                                             -------       -------               -------       -------

     Gross profit                                              6,720         8,119                21,253        22,169

Operating expenses:
     Research and development                                  1,967         1,787                 6,123         4,455
     Selling and marketing                                     4,000         3,802                12,363        10,649
     General and administrative                                1,027         1,401                 2,973         3,871
     Restructuring charge                                        526             0                   526             0
                                                             -------       -------               -------       -------
      Total operating expenses                                 7,520         6,990                21,985        18,975
                                                             -------       -------               -------       -------

   Income (loss) from operations                                (800)        1,129                  (732)        3,194

Interest income                                                  448           556                 1,343         1,578
Other income (expense), net                                     (154)            2                  (479)          (47)
                                                             -------       -------               -------       -------

   Income (loss) from continuing operations
       before tax provision                                     (506)        1,687                   132         4,725


Tax provision (benefit)                                         (101)          337                    36           945
                                                             -------       -------               -------       -------

Income (loss) from continuing operations                        (405)        1,350                    96         3,780

Discontinued operations:
   Loss from discontinued operations
   of Data Translation, Inc.                                       0        (4,764)                    0        (4,722)
                                                             -------       -------               -------       -------

    Net income (loss)                                        $  (405)      $(3,414)              $    96       $  (942)
                                                             =======       =======               =======       =======

Income (loss) per common and common
   equivalent share from continuing operations               $ (0.05)      $  0.16                  0.01       $  0.44
Loss per common and common equivalent
   share from discontinued                                   $  0.00       $ (0.56)              $  0.00       $ (0.55)
                                                             -------       -------               -------       -------

Net income (loss) per common and common
   equivalent share                                          $ (0.05)      $ (0.40)              $  0.01       $ (0.11)
                                                             =======       =======               =======       =======

Weighted average number of common
   and common equivalent shares outstanding                    8,164         8,483                 8,239         8,520



   The accompanying notes are an integral part of these consolidated financial statements.

                         MEDIA 100 INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                         Nine Months Ended August 31,
(in thousands)                                                                              1997             1996
                                                                                         ---------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                       $     96        $   (942)
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
                Depreciation and amortization                                                1,111             720
                Loss on sale of marketable securities                                           19              28

  Changes in assets and liabilities
                Accounts receivable                                                          4,383          (4,165)
                Inventories                                                                    302             190
                Prepaid expenses                                                               (65)           (386)
                Accounts payable                                                              (801)            307
                Accrued expenses                                                              (124)          2,554
                Deferred revenue                                                             1,636             660
                                                                                          --------        --------
                Net cash provided by (used in) continuing operating activities               6,557          (1,034)
                Net cash provided by discontinued operating activities                          --           1,474
                                                                                          --------        --------
  Net cash provided by operating activities                                               $  6,557        $    440
                                                                                          --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
                Purchases of equipment                                                      (5,519)         (1,607)
                Increase (decrease) in other assets                                             23             (66)
                Purchases of marketable securities                                         (41,008)        (42,245)
                Proceeds from sales of marketable securities                                39,307          14,806
                                                                                          --------        --------

  Net cash used in investing activities                                                   $ (7,197)       $(29,112)
                                                                                          --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
                Proceeds from stock plans                                                      411           1,284
                Net proceeds from public sale of common stock                                   --           3,450
                                                                                          --------        --------

  Net cash provided by financing activities                                               $    411        $  4,734
                                                                                          --------        --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                        (93)            (25)
                                                                                          --------        --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 $   (322)       $(23,963)

CASH AND CASH EQUIVALENTS, beginning of period                                               2,733          28,602
                                                                                          --------        --------

CASH AND CASH EQUIVALENTS, end of period                                                  $  2,411        $  4,639
                                                                                          ========        ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                Cash paid for income taxes                                                $     90        $    694
                                                                                          ========        ========

OTHER TRANSACTIONS NOT PROVIDING (USING) CASH:
                Acquisition of equipment under capital lease obligations                  $   (221)       $     --
                                                                                          ========        ========
                Decrease in value of marketable securities                                $    110        $    249
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

Marketable securities held as of August 31, 1997, consist of the following (in thousands):

Investments available for sale:                   Maturity            Market Value
                                                  --------            ------------
U.S. Treasury Notes                           less than 1 year           $3,027
U.S. Treasury Notes                                1 - 4 years            3,238
                                                                         ------
   Total U.S. Treasury Notes                                              6,265

Municipal Bonds                               less than 1 year            2,014
Municipal Bonds                                    1 - 3 years              514
                                                                         ------
   Total Municipal Bonds                                                  2,528

U.S. Agency Bonds                             less than 1 year            2,936
U.S. Agency Bonds                                  1 - 2 years            1,218
                                                                         ------
   Total U.S. Agency Bonds                                                4,154

Money Market Instruments                                                  9,484

Investments available for sale:                        Maturity            Market Value
                                                       --------            ------------

Corporate Obligations                              less than 1 year             6,619
Corporate Obligations                                   1 - 2 years               505
                                                                              -------
   Total Corporate Obligations                                                  7,124

                                                                              -------
     Total investments available for sale                                     $29,555
                                                                              =======

Marketable securities had a cost of $29,665 and $27,983 at August 31, 1997 and November 30, 1996, respectively, and a market value of $29,555 and $27,983, respectively. To decrease the carrying amount of the August 31, 1997 marketable securities portfolio to market value, a valuation allowance has been reflected as a separate component of stockholders' equity on August 31, 1997 pursuant to the provisions of SFAS No. 115.

3.  Inventories

Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following (in thousands):

                                                   August 31,             November 30,
                                                      1997                    1996
                                                   ----------             ------------
          Raw materials                              $  392                  $  780
          Work-in-process                               461                     302
          Finished goods                                318                     391
                                                     ------                  ------
                                                     $1,171                  $1,473
                                                     ======                  ======

Work-in-process and finished goods inventories include material, labor and manufacturing overhead. Management performs periodic reviews of inventory and disposes of items not required by their manufacturing plan.

4.  Property and equipment, net

Property and equipment, net is stated at cost, less accumulated depreciation and amortization, and consists of the following (in thousands):

                                                                August 31,             November 30,
                                                                   1997                    1996
                                                                ----------             ------------
      Machinery and equipment                                     $7,434                  $4,265
      Furniture and fixtures                                       1,241                     480
      Leasehold improvements                                       1,322                      --
                                                                  ------                  ------
                                                                  $9,997                  $4,745
      Less accumulated depreciation and amortization               3,121                   2,278
                                                                  ------                  ------
                                                                  $6,876                  $2,467
                                                                  ======                  ======

5.  Net Income (Loss) Per Common Share

Net income per common share is determined by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Net loss per common share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. Common equivalent shares have been calculated in accordance with the treasury stock method and are included for all periods where their effect is dilutive. Fully diluted net income (loss) per common and common equivalent share has not been separately presented, as the amounts would not be materially different from net income (loss) per common and common equivalent share for all periods presented.

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

(iii)From time to time the Company is involved in other disputes and/or litigation encountered in its normal course of business. The Company does not believe that the ultimate impact of the resolution of such other outstanding matters will have a material effect on the Company's business, operating results or financial condition.

7.  Capitalized Software Development Costs

The Company capitalizes certain computer software development costs. Capitalization of costs commences upon establishing technological feasibility. Capitalized costs, net of accumulated amortization, were approximately $88,000 and $104,000 as of August 31, 1997 and November 30, 1996, respectively and are included in other assets. These costs are amortized on a straight-line basis over two years, which approximates the economic life of the product. Amortization expense, included in cost of sales in the accompanying consolidated statements of operations, was approximately $65,000 and $40,000 for the nine months ended August 31, 1997 and twelve months ended November 30, 1996, respectively.

8.  Income Taxes

Due to the net loss in the third quarter of 1997, the Company benefited from income taxes, based on the projected taxable income from operations for fiscal 1997, using an effective tax rate of 20% for the three months ended August 31, 1997. For the full fiscal year the Company anticipates having an effective tax rate of approximately 20%, taking into consideration research and development tax credit carryforwards and other general business tax credits.

9.  Discontinued Operations

The components of net assets of discontinued operations included in the accompanying consolidated balance sheets at August 31, 1997 and November 30, 1996 follow (in thousands):

                                                                August 31,             November 30,
                                                                   1997                    1996
                                                                ----------             ------------
      Current assets                                              $   --                  $14,090
      Equipment, net                                                  --                    2,351
      Other assets, net                                               --                      260
      Current liabilities                                             --                   (2,317)
      Net liabilities of networking distribution business             --                   (1,424)
      Cumulative translation adjustment                               --                       30
                                                                  ------                  -------
                                                                  $   --                  $12,990
                                                                  ======                  =======


The components of discontinued operations included in the accompanying consolidated statements of operations for the three and nine months ended August 31, 1997 and 1996, respectively, follow (in thousands):

                                                              Three Months Ended August 31,         Nine Months Ended August 31,
                                                                1997                 1996             1997                1996
                                                              --------             --------         --------            --------
Loss from operations of discontinued businesses                  --                $(2,494)            --               $(2,117)
Loss on disposal of networking distribution business             --                 (2,270)            --                (2,605)
                                                              --------             -------          --------            -------
Loss from discontinued operations                             $  --                $(4,764)         $  --               $(4,722)
                                                              ========             =======          ========            =======


Income for the three and nine months ended August 31, 1996 also reflects an allocation of $145 and $419 of interest income, respectively, relating to the $10 million contributed to DTI by the Company.

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


Results of Operations

The following table shows certain consolidated statements of operations data as a percentage of net sales.

                                                       Three Months Ended August 31,         Nine Months Ended August 31,
                                                       1997                     1996         1997                    1996
                                                       -----                   -----         -----                  -----
       Net sales                                       100.0%                  100.0%        100.0%                 100.0%
       Gross margin                                     60.5                    62.1          61.2                   60.4
       Research and development expenses                17.7                    13.7          17.6                   12.1
       Selling and marketing expenses                   36.0                    29.1          35.6                   29.0
       General and administrative expenses               9.3                    10.7           8.6                   10.6
       Restructuring charge                              4.7                     0.0           1.5                    0.0
                                                       -----                   -----         -----                  -----
       Operating income (loss)                          (7.2)                    8.6          (2.1)                   8.7
       Interest income and other, net                    2.7                     4.3           2.5                    4.2
       Provision (benefit) for income taxes             (0.9)                    2.6           0.1                    2.6
                                                       -----                   -----         -----                  -----
       Income (loss) from continuing operations         (3.6)%                  10.3%          0.3%                  10.3%
                                                       =====                   =====         =====                  =====


Comparison of Third Fiscal Quarter of 1997 to Third Fiscal Quarter of 1996

Net sales from continuing operations for the fiscal quarter ended August 31, 1997 were $11,107,000, a decrease of $1,959,000, or 15.0%, from the same period a year ago. Net sales decreased for the quarter ended August 31, 1997 primarily due to lower average selling prices for the Company's Media 100 products and a higher percentage of the Company's unit sales coming from its entry systems. In August 1997 the Company began shipments of Media 100 xr and reduced the price of two other Media 100 products, Media 100 xe by 13.3% and Media 100 xs by 31.8%, to enhance their price/performance relative to competitive product offerings from some of the Company's competitors. These lower prices together with price reductions of two other Media 100 products in April 1997 will continue to decrease the average selling price for the Company's products.

Gross margin for the fiscal quarter ended August 31, 1997 was 60.5%, compared to 62.1% in the comparable quarter a year ago. This decrease in gross margin was primarily the result of the lower average selling prices discussed above partially offset by reductions in the cost of key component parts used in the manufacture of the Media 100 hardware.

Comparison of Third Fiscal Quarter of 1997 to Third Fiscal Quarter of 1996 (continued)

Operating expenses for the fiscal quarter ended August 31, 1997 were $7,520,000, an increase of $530,000, or 7.6%, from the same period a year ago. Research and development expenses for the fiscal quarter ended August 31, 1997 were $1,967,000, an increase of $180,000, or 10.0%, from the same period a year ago. The increase in research and development reflects continued investment in the Company's Media 100 product line including the Company's latest product, Media 100 xr, which began shipments in August 1997. Selling and marketing expenses for the fiscal quarter ended August 31, 1997 were $4,000,000, an increase of $198,000, or 5.2%, from the same period a year ago. The increase in selling and marketing expenses reflects the Company's investment in expanding its support for the sales channel in Europe. General and administrative expenses for the quarter ended August 31, 1997 were $1,027,000, a decrease of $374,000, or 26.7%, from the same period a year ago. The decrease in general and administrative expenses represents lower legal expenses for the defense of patent infringement litigation, as discussed in Note 6 to the Consolidated Financial Statements. The Company incurred restructuring charges in the quarter ended August 31, 1997 of $526,000, compared to restructuring charges of $0 in the same period a year ago. The restructuring charges of $526,000 consisted primarily of severance and related costs associated with a reduction of the Company's workforce.

The loss from operations for the third fiscal quarter of 1997 was $800,000 compared to income from operations of $1,129,000 for the same period a year ago. The loss from operations for the quarter ended August 31, 1997 was due to lower net sales, lower gross margin and higher operating expenses primarily due to the restructuring charges discussed above.

Interest income for the fiscal quarter ended August 31, 1997 was $448,000, or 4.0% of net sales, compared to $556,000, or 4.3% of net sales, in the comparable quarter a year ago. Other expense for the third fiscal quarter of 1997 was $154,000, an increase of $156,000 over the same period a year ago, reflecting increased losses on foreign currency translations arising out of the Company's subsidiaries.

The tax benefit of $101,000 for the fiscal quarter ended August 31, 1997 compares to a $337,000 tax provision for the same period a year ago. The Company currently estimates its effective tax rate for fiscal 1997 will be approximately 20% for its domestic operations taking into consideration research and development tax credit carryforwards and other business tax credits available for use against taxable income.

Loss from continuing operations for the fiscal quarter ended August 31, 1997 was $405,000 or $0.05 per share, compared to income from operations of $1,350,000, or $0.16 per share, for the same period a year ago. Loss from discontinued operations for the third fiscal quarter of 1997 was $0 compared to $4,764,000, or $.056 per share, for the same period a year ago. As discussed in the Overview, on December 2, 1996, the Company effected the Spin-Off. The net loss for the fiscal quarter ended August 31, 1997 was $405,000, or $.05 per share, compared to a net loss of $3,414,000, or $.40 per share, for the same period a year ago.


Comparison of First Nine Months of 1997 to the First Nine Months of 1996

Net sales from continuing operations for the first nine months of 1997 were $34,732,000, a decrease of $1,945,000, or 5.3%, from the same period a year ago. Higher units sales were offset by lower average selling prices for the Company's Media 100 products and a higher percentage of the Company's unit sales coming from its entry systems. In August 1997 the Company began shipments of Media 100 xr and reduced the price of two other Media 100 products, Media 100 xe by 13.3% and Media 100 xs by 31.8%, to enhance their price/performance relative to competitive product offerings from some of the Company's competitors. These lower prices together with price reductions of two other Media 100 products in April 1997 will continue to decrease the average selling price for the Company's products.

Gross margin for the first nine months of 1997 was 61.2%, compared to 60.4% in the comparable period a year ago. This increase in gross margin was primarily a result of reductions in the cost of key component parts used in the manufacture of the Media 100 hardware which more than offset the lower average selling prices.

Operating expenses for the first nine months of 1997 were $21,985,000, an increase of $3,010,000, or 15.9%, from the same period a year ago. Research and development expenses for the first nine months of 1997 were $6,123,000, an increase of $1,668,000, or 37.4%, from the same period a year ago. The increase in research and development reflects continued investment in the Company's Media 100 product line including the Company's latest product, Media 100 xr, which began shipments in August 1997. Selling and marketing expenses for the first nine months of 1997 were $12,363,000, an increase of $1,714,000 or 16.1%, from the same period a year ago. The increase in selling and marketing expenses reflects the Company's investment in expanding its support for the sales channel in Europe. General and administrative expenses for first nine months of 1997 were $2,973,000, a decrease of $898,000, or 23.2%, from the same period a year ago. The decrease in general and administrative

Comparison of First Nine Months of 1997 to the First Nine Months of 1996 (continued)

expenses represents lower legal expenses for the defense of patent infringement litigation, as discussed in Note 6 to the Consolidated Financial Statements. The Company incurred restructuring charges in the first nine months of 1997 of $526,000, compared to restructuring charges of $0 in the same period a year ago. The restructuring charges of $526,000 consisted primarily of severance and related costs associated with a reduction of the Company's workforce.

The loss from operations for the first nine months of 1997 was $732,000 compared to income from operations of $3,194,000 for the same period a year ago. The loss from operations for the first nine months of 1997 was due to lower net sales and higher operating expenses for research and development, selling and marketing and the restructuring charges discussed above.

Interest income for the first nine months of 1997 was $1,343,000, or 3.9% of net sales, compared to $1,578,000, or 4.3% of net sales, in the comparable quarter a year ago. Other expense for the first nine months of 1997 was $479,000, an increase of $432,000 over the same period a year ago, reflecting increased losses on foreign currency translations arising out of the Company's subsidiaries.

The tax provision of $36,000 for the first nine months of 1997 compares to a tax provision of $945,000 for the same period a year ago. The Company currently estimates its effective tax rate for fiscal 1997 will be approximately 20% for its domestic operations taking into consideration research and development tax credit carryforwards and other business tax credits available for use against taxable income.

Income from continuing operations for the first nine months of 1997 was $96,000 or $0.01 per share, compared to income from operations of $3,780,000, or $0.44 per share, for the same period a year ago. Loss from discontinued operations for the first nine months of 1997 was $0 compared to $4,722,000, or $.055 per share, for the same period a year ago. As discussed in the Overview, on December 2, 1996, the Company effected the Spin-Off. Net income for the first nine months of 1997 was $96,000, or $.01 per share, compared to a net loss of $942,000, or $.11 per share, for the same period a year ago.


Liquidity and Capital Resources

The Company has funded its operations to date primarily from public offerings of equity securities and cash flows from operations. As of August 31, 1997 the Company's principal sources of liquidity included cash and cash equivalents and marketable securities totaling approximately $31,966,000.

In the first nine months of 1997, cash provided by continuing operating activities was approximately $6,557,000 compared to cash used in continuing operating activities of approximately $1,034,000 for the same period a year ago. Cash was generated during the nine months of 1997 from an increase in deferred revenue of $1,636,000 and reductions in accounts receivable of $4,383,000 and inventory of $302,000. This increase in cash was partially offset by reductions in accounts payable of $801,000, accrued expenses of $124,000 and prepaid expenses of $65,000. Net cash used in investing activities was approximately $7,197,000 during the first nine months of 1997 compared to approximately $29,112,000 (primarily for purchases of marketable securities) for the same period a year ago. Cash used in investing activities during the nine month period ended August 31, 1997 was primarily for purchases of capital equipment and leasehold improvements associated with the Company's move to its new facility in May 1997 of approximately $5,519,000 and net purchases of marketable securities of approximately $1,701,000. Cash provided by financing activities during the first nine months of 1997 was approximately $411,000 compared to $4,734,000 for the same period a year ago. All of the cash provided by financing activities in the first nine months of 1997 came from proceeds from the Company's stock plans.

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

The Company's quarterly operating results may vary significantly depending on the timing of the Company's announcement or introduction of new products and enhancements. The Company has in the past experienced delays in the development of new products and enhancements, and such delays may occur in the future. In particular, the Company's current efforts to develop a product operating on the Windows NT platform and utilizing the Company's existing Vincent(TM) digital video engine involve a collaborative effort with Macromedia, Inc., whose new Final Cut digital video application software would be bundled with the new product. The Company currently anticipates that Macromedia will not make Final Cut commercially available until the third quarter of the Company's next fiscal year. Any delay or failure by the Company in developing new products or enhancements, or any delay or failure of such new products or enhancements to achieve market acceptance, as a result of competition, blocking proprietary rights of third parties or other factors, could have a material adverse effect on the Company's business and operating results.


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


                         Media 100 Inc.





Date: October 14, 1997   By: /s/ Peter J. Rice
                             ---------------------------------------------------
                             Peter J. Rice
                             Vice President & Chief Financial Officer, Treasurer




Date: October 14, 1997   By: /s/ Steven D. Shea
                             ---------------------------------------------------
                             Steven D. Shea
                             Corporate Controller and Chief Accounting Officer

                                  EXHIBIT INDEX


                      Number                 Description
                      ------                 -----------

                        27                   Financial Data Schedule
