Form 10-K
period 1997-11-30
MEDIA 100 INC
filed 1998-03-02
CIK 713138

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the Fiscal Year Ended: November 30, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from             to

                        Commission File Number: 0-14779

                                 MEDIA 100 INC.
             (Exact name of registrant as specified in its charter)

       DELAWARE            04-2532613
   (State or other      (I.R.S. Employer
   jurisdiction of       Identification
   organization or           Number)
    incorporation)

                           290 DONALD LYNCH BOULEVARD
                     MARLBOROUGH, MASSACHUSETTS 01752-4748
          (Address of principal executive offices, including zip code)

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

                 Yes /X/                                  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Parts III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting stock held by non-affiliates of the registrant was $27,745,151 as of February 13, 1998. The number of shares of Common Stock outstanding, $0.01 par value, as of February 13, 1998 was 8,251,095.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The information required in response to certain portions of Part III of Form 10-K is hereby incorporated by reference to the specified portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 15, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    Media 100 Inc. (the "Company"), a Delaware corporation founded in 1973 as Data Translation, Inc., a Massachusetts corporation, changed its state of incorporation from Massachusetts to Delaware in September 1996 and adopted its present name on December 2, 1996. The Company is a technology and market leader in the market for personal computer-based digital video systems. The Media 100-Registered Trademark- family of products are digital video systems that allow users to create complete, broadcast-quality video programs without the use of traditional video tape equipment.

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

    In connection with the Spin-Off and the disposal of the networking distribution business, the Company's historical financial statements and other financial information set forth herein and in the Consolidated Financial Statements on pages F-1 to F-19 of this Annual Report on Form 10-K, reflect the financial position, results of operations and cash flows of the Company as continuing operations; the related financial information of the businesses contributed to DTI and the networking distribution business has been segregated and reclassified as discontinued operations.

    The Company reports its operations within one principal industry segment: computer peripheral equipment. The amounts of net sales, operating profit or loss and identifiable assets attributable to each of the Company's geographic areas for the last three fiscal years are shown in Note 8 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

COMPANY OVERVIEW

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

    The Company introduced its first Media 100 product in August 1993. In August 1995 the Company began shipments of version 2.5 of its Media 100 application software which incorporated hardware that is compatible with the Peripheral Component Interconnect (PCI) standard. In April 1996, the Company introduced Media 100 qx, a lower cost digital video system based on the Company's hardware that enables users of Apple QuickTime to create broadcast-quality video programs using Adobe Premiere editing software. In December 1996, the Company began shipments of version 3.0 of its Media 100 application software, and introduced a Media 100 product family consisting of six models which are intended to provide full video program authoring capabilities over a broad price/performance spectrum. In August 1997, the Company began shipments of version 4.0 of its Media 100 software application, and introduced Media 100 xr, its most advanced digital video system, with the capability of processing two streams of video data each running at high data rates, enabling real-time transitions without loss of image quality.

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

    - Professional users are broadcast, television and film producers, larger professional video post-production facilities and cable television stations that create video programs for others or for broadcast. These users typically spend $50,000 or more on a fully integrated video editing system.

    - Corporate and institutional users include businesses, hospitals, advertising agencies, law firms, government agencies, colleges, universities and smaller independent post-production facilities. These are users who are creating videos themselves. The average cost of a fully integrated system for a corporate or institutional user ranges between $10,000 and $50,000.

    - Mass market users are early stage users who desire to use video for informal presentations, for consumer-type video needs or for in-house communication within corporations or institutions. They typically are using non-integrated components with an aggregate purchase price of $10,000 or less.

    Media 100 products are targeted primarily at the corporate and institutional market. Many of these corporate and institutional users currently rely on analog video tape editing processes. Digital editing alternatives are relatively new and currently account for a small portion of this market of current users. The Company also believes that the corporate and institutional market includes a potential market of new users who currently out-source their video production requirements. The Company's future growth will depend, in part, on the rate at which existing users convert to digital editing processes and the rate at which new users adopt digital video systems as a communications resource. For a further discussion of the risks and uncertainties associated with the emerging corporate and institutional market for digital video products, see "Certain Factors That May Affect Future Results" included in Part II, Item 7 of this Annual Report on Form 10-K.

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

    The Company's digital video systems consist of hardware printed circuit boards and related software that, when integrated with a desktop computer and related peripherals, enable the user to capture and compress source video and audio media and store it digitally in disk storage, perform nonlinear editing and related effects on the digital media, and then play the edited material back for preview, display or final recording. The Company's family of products is intended to offer full video program authoring capabilities over a broad price/performance spectrum. Each of these digital video systems is based on the Company's Vincent-TM- digital video hardware engine, and is differentiated by the related application software, which, with the exception of the Company's most advanced product offering, enables a software-only upgrade path from the entry systems to the advanced features and functionality of the Company's high data rate systems.

    The Company's current product offering is summarized below.

    - Media 100 qx and Media 100 qx with Component enable users of Apple QuickTime to create broadcast-quality programs using Adobe Premiere editing software. Media 100 qx with Component delivers the additional functionality of processing video signals in the broadcast industry standard YUV color space, 4:2:2 digital component.

    - Media 100 le offers users a complete digital video system using Media 100 application software. Media 100 le features JPEG 4:1 compression (150 kb/frame NTSC video format; 180 kb/frame PAL video format), real-time preview dissolve, real-time preview motion effects and real-time color effects and an integrated character generator.

    - Media 100 lx offers all the features of the Media 100 le, with additional features and functionality, including processing video signals in the broadcast industry standard YUV color space, 4:2:2 digital component, batch redigitizing, real-time waveform monitor/vectorscope and a rack-mountable junction box.

    - Media 100 xe offers all the features of the Media 100 lx with additional features and functionality, including JPEG 3:1 compression (200 kb/frame NTSC; 240 kb/frame PAL), real-time static titling, real-time keying of graphics with alpha channel, real-time 6-track compact disc-quality audio mixing and import/export industry-standard edit decision lists.

    - Media 100 xs offers all the features of the Media 100 xe with additional features and functionality, including JPEG 2:1 compression (300 kb/frame NTSC; 360 kb/frame PAL), real-time preview transitions and real-time 8-track compact disc-quality audio mixing.

    - Media 100 xr is the Company's most advanced digital video system. Media 100 xr includes the Vincent digital video engine and an additional HDRfx-TM-card, which enables the system to perform all the features of the Media 100 xs with two streams of video data each running at the highest data rate (300 kb/frame NTSC; 360 kb/frame PAL), enabling real-time transitions without loss of image quality.

    - Platinum Support Services are a variety of technical support and service packages offered to Media 100 users. For an annual fee, users purchase packages with options such as toll-free telephonic technical support (either during business hours, five days a week, or 24 hours a day, seven days a week), automatic, free software updates, temporary replacement hardware, extended warranty and a quarterly newsletter. In addition, the Company has from time to time offered hardware upgrades, replacement hardware and new products to Platinum subscribers at preferred prices. The Company has also introduced the Platinum One-Stop service, in which subscribers can obtain telephonic technical support relating to compatible third-party components integrated with the user's Media 100 system.

    The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's future success will depend in part upon its ability to enhance its existing products and to introduce new products and features in a timely manner to address customer requirements, respond to competitive offerings, adapt to new emerging industry standards and take advantage of new enabling technologies that could render the Company's existing products obsolete. In particular, the Company is developing new products that will operate on Microsoft's Windows NT operating system. For a further discussion of the risks and uncertainties associated with new product development and product introductions and transitions, see "Certain Factors That May Affect Future Results" included in
Part II, Item 7 of this Annual Report on Form 10-K.

TECHNOLOGY AND PRODUCT FEATURES

    The Company has designed its products as integrated hardware and software systems which offer high performance on a personal computer. The Company believes the basic performance of its hardware and software produces broadcast-quality picture and compact disc-quality sound, with an open system design. The Company's control of the development, design and manufacturing of both the hardware and the software of its products allows it to conform one to the other, specifically and solely to support the user requirements of the target market.

    The Media 100 product family's core hardware includes broadcast-quality video input and output decoder/encoder subsystems, a proprietary, dynamically-variable JPEG compression subsystem, a 16-bit eight-track compact disc-quality digital audio subsystem, and two high-speed 32-bit microprocessors responsible for transferring digital audio and video data, at throughput rates of up to 30 megabytes per second, inside the host computer's central processing unit ("CPU"). The Company's Vincent digital video hardware engine is the primary technical facilitator of real-time, nonlinear performance with output which provides broadcast-quality video and compact disc-quality audio. The Company's HDRfx card, when used in conjunction with the Vincent digital video engine, enables the processing of a second stream of video of similar quality. The output video is 30 frames per second, 60 fields per second (NTSC) or 25 frames per second, 50 fields per second (PAL) and synchronized with up to eight tracks of audio.

    The software features a proprietary operating system which is unseen by users and is integrated with the standard Apple Mac OS operating system. This software governs base level hardware operations to ensure real-time performance, particularly by controlling the two onboard microprocessors in concert with the host CPU. Layered on top of this base level of software, Media 100 products incorporate a higher level of software called application software, through which the user controls every function of the digital video system.

    The Company's products currently operate only on Apple Macintosh computers, and the Company plans to continue its development efforts to enhance its existing products for the Macintosh platform. For a further discussion of the risks and uncertainties associated with the Company's current dependence on the Apple Macintosh platform, see "Certain Factors That May Affect Future Results" included in Part II, Item 7 of this Annual Report on Form 10-K.

SALES AND DISTRIBUTION

    The Company sells its products primarily through a worldwide network of approximately 400 independent value added resellers ("VARs") in over 50 countries. The Company also markets and sells software upgrades and its Platinum technical support services directly to end-users. In the United States, the Company sells through a network of specialized VARs who integrate and support Media 100 systems sales. For a further discussion of the risks and uncertainties associated with the Company's dependence on an indirect sales channel of independent VAR's, see "Certain Factors That May Affect Future Results" included in Part II, Item 7 of this Annual Report on Form 10-K.

    Internationally, the Company has adopted the same indirect sales channel. In the United Kingdom, France, Germany and Italy, the Company has subsidiaries which establish VAR networks or contract with distributors who in turn establish VAR networks of their own. Elsewhere, the Company sells through distributors, which act as VARs or establish VAR networks in their respective territories. Sales of Media 100 products outside of North America represented approximately 44%, 38% and 39% of the Company's net sales from continuing operations for fiscal years 1997, 1996 and 1995, respectively. For a further discussion of the risks and uncertainties associated with international operations, see "Certain Factors That May Affect Future Results" included in Part II, Item 7 of this Annual Report on Form 10-K.

COMPETITION

    The digital video systems market is highly competitive with a large number of suppliers providing different types of products, both analog-based linear systems and digital, nonlinear systems such as the Company's products, to different segments of the market, and is characterized by continuous pressure to reduce prices, incorporate new features and improve functionality.

    The Company encounters competition primarily from Avid Technology, Inc., Discreet Logic Inc., Pinnacle Systems, Inc., Scitex Corporation Ltd. and Truevision, Inc. in both the market of professional users and the emerging market of corporate and institutional users. In the market of professional users, competition also comes from comparatively sized or smaller competitors, such as Matrox Electronic Systems Ltd. and FAST Electronic GmbH, as well as from much larger vendors, such as Matsushita Electric Industrial Company Ltd. ("Matsushita"), Sony Corporation ("Sony") and Microsoft Corporation ("Microsoft"), which have either introduced or announced plans to introduce digital, nonlinear systems. Because the market of corporate and institutional users is new and still evolving, it is difficult to predict future sources of competition; however, competitors are likely to include larger vendors, such as Matsushita, Sony and Microsoft. Many of these competitors have substantially greater financial, technical and marketing resources than the Company. For a further discussion of the risks and uncertainties associated with the competitive landscape for the Company's products, see "Certain Factors That May Affect Future Results" included in Part II, Item 7 of this Annual Report on Form 10-K.

RESEARCH AND DEVELOPMENT

    The Company invests in research and development for new products and for enhancements to its existing products. The Company employed, as of February 13, 1998, 57 full-time employees whose primary duties relate to product development. Outside firms and consultants are selectively engaged to develop or assist with development of products when favorable opportunities exist. In order to compete successfully, the Company must attract and retain qualified personnel and maintain a program of improvement of existing products, as well as the development of new products. For a further discussion of the risks and uncertainties associated with new product development, see "Certain Factors That May Affect Future Results" included in Part II, Item 7 of this Annual Report on Form 10-K.

    For the fiscal years ended November 30, 1997, 1996 and 1995, the Company invested approximately $8,508,000, $6,227,000 and $4,806,000 on the development of enhancements to its Media 100 products and the development of new Media 100 products.

MANUFACTURING

    The Company's manufacturing operations consist primarily of manufacturing and testing of printed circuit assemblies, final product assembly, quality assurance and shipping, and are conducted at its facility located in Marlboro, Massachusetts. The Company believes that its control of manufacturing significantly contributes to hardware design improvements, allows for quicker development of products for shipment to market, and results in superior product quality. The Company periodically assesses its production efficiencies against the benefits of out-sourcing certain hardware production.

    Components used in the assembly of the Company's hardware products are generally available from several distributors and manufacturers. However, the Company is dependent on single or limited source suppliers for several key components used in its products that have no ready substitutes, including various audio and video signal processing integrated circuits manufactured in each case only by Crystal Semiconductor Corp., Raytheon Company, LSI Logic Corp., Philips Semiconductors or Zoran Corp. The availability of many of these components is dependent on the Company's ability to provide suppliers with accurate forecasts of its future requirements, and certain components used by the Company have been subject to industry-wide shortages. For a further discussion of the risks and uncertainties associated with the Company's dependence on single or limited source suppliers, see "Certain Factors That May Affect Future Results" included in Part II, Item 7 of this Annual Report on Form 10-K.

PROPRIETARY RIGHTS

    The Company's ability to compete successfully and achieve future revenue growth will depend, in part, on its ability to protect its proprietary technology and operate without infringing the rights of others. The Company relies on a combination of patent, copyright, trademark and trade secret laws and other intellectual property protection methods to protect its proprietary technology. In addition, the Company generally enters into confidentiality agreements with its employees and with third parties with whom it shares its proprietary information, and limits access to and distribution of such information. The Company owns four United States patents, expiring in 2013, and has five pending patent applications in the United States, none of which the Company believes is material. Although the Company pursues a policy of obtaining patents for appropriate inventions, the Company believes that its success depends primarily on the proprietary know-how, innovative skills, technical competence and marketing abilities of its employees, rather than upon the ownership of patents.

    Certain technology used in the Company's products is licensed from third parties on a royalty-bearing basis. Such royalties have not been, and are not expected to be, material. Generally, such agreements grant to the Company non-exclusive, worldwide rights to the subject technology and are either renewable on a periodic basis or provide for fully paid-up non-cancellable rights upon the receipt of certain aggregate payments. In certain cases the licensor may terminate the license for convenience, although the Company believes that the effect of any such termination would not be material.

    For a further discussion of the risks and uncertainties associated with proprietary rights in the Company's industry and certain pending litigation, see
Item 3 and "Certain Factors That May Affect Future Results" included in Part II,
Item 7 of this Annual Report on Form 10-K.

BACKLOG

    Most customers order products on an as-needed basis relying, in the case of most products, on the Company's five-day delivery capability. As a result, the Company believes that its backlog at any point in time is not indicative of its future sales.

EMPLOYEES

    As of February 13, 1998, the Company employed approximately 180 persons worldwide. None of the employees is represented by a labor union. The Company believes it has good relations with its employees.

    Competition for employees with the skills required by the Company is intense in the geographic areas in which the Company's operations are located. The Company believes that its future success will depend on its continued ability to attract and retain qualified employees, especially in research and development.

OTHER

    Media 100, Vincent, Gaudi, HDRfx and Platinum are trademarks of Media 100 Inc. and may be registered in certain jurisdictions. All other trademarks and registered trademarks are the property of their respective holders, and are hereby acknowledged.

ITEM 2. PROPERTIES

    The Company's principal executive, engineering, manufacturing and sales operations occupy approximately 56,500 square feet in a leased facility located at 290 Donald Lynch Boulevard, Marlboro, Massachusetts. The lease for this facility terminates on March 31, 2002. Prior to moving into its current facility on May 2, 1997, the Company's operations occupied approximately 31,000 square feet in a facility which it shared with DTI located in Marlboro, Massachusetts. Total rental expense charged to continuing operations with respect to the Company's current Marlboro facility for fiscal year 1997 was $320,000, and with respect to its former Marlboro facility was $527,000, $546,000 and $459,000 for each of the fiscal years 1997, 1996 and 1995, respectively. Rental expense with respect to the former Marlboro facility for fiscal 1997 reflected the Company's pro rata portion of the rental charges and operating expenses associated with that facility and the use by the Company of certain manufacturing equipment belonging to DTI. The Company also occupies sales and customer support facilities in or near Paris, France; Bracknell, England; Munich, Germany; and Brescia, Italy.

ITEM 3. LEGAL PROCEEDINGS

    On June 7, 1995, a lawsuit was filed against the Company by Avid Technology, Inc. ("Avid") in the United States District Court for the District of Massachusetts. The complaint generally alleges patent infringement by the Company arising from the manufacture, sale, and use of the Company's Media 100 products. The complaint includes requests for injunctive relief, treble damages, interest, costs and fees. In July 1995, the Company filed an answer and counterclaim denying any infringement and asserting that the Avid patent in question is invalid. The Company intends to vigorously defend the lawsuit. In addition, Avid is seeking reissue of the patent, including claims that it asserts are broader than in the existing patent, and these reissue proceedings remain pending before the U.S. Patent and Trademark Office. On January 16, 1998, the court dismissed the lawsuit without prejudice to either party moving to restore it to the docket upon completion of all matters pending before the U.S. Patent and Trademark Office. There can be no assurance that the Company will prevail in the lawsuit asserted by Avid or that the expense or other effects of the lawsuit, whether or not the Company prevails, will not have a material adverse effect on the Company's business, operating results and financial condition.

    From time to time the Company is involved in other disputes and/or litigation encountered in its normal course of business. The Company does not believe that the ultimate impact of the resolution of such other outstanding matters will have a material effect on the Company's business, operating results or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal year 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    The common stock of the Company trades on the National Market tier of The Nasdaq Stock Market under the symbol "MDEA." The following table sets forth, for the periods indicated, the high and low sales prices per share of the Company's common stock as reported on the Nasdaq National Market:

                                                                                                      HIGH        LOW
                                                                                                    ---------  ---------
Fiscal year ended November 30,
1996:

  First Quarter...................................................................................  $      21     10 3/4
  Second Quarter..................................................................................  $  28 3/4     13 1/4
  Third Quarter...................................................................................  $  28 1/4      7 3/4
  Fourth Quarter..................................................................................  $  12 1/2      7 7/8

1997:

  First Quarter...................................................................................  $  11 5/8          7
  Second Quarter..................................................................................  $   7 5/8      5 1/8
  Third Quarter...................................................................................  $   6 7/8      4 1/8
  Fourth Quarter..................................................................................  $   6 7/8      4 1/2

    The last reported sale price per share of the Company's common stock as reported on the Nasdaq National Market on February 13, 1998 was $3.438. As of February 13, 1998, there were 293 stockholders of record, and the Company believes that as of such date there were approximately 2,600 beneficial owners of the Company's common stock, based upon information provided by the Company's transfer agent. The Company has never paid a cash dividend on its common stock, and the Board of Directors does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data should be read in conjunction with, and are qualified in their entirety by, the Company's consolidated financial statements, related notes and other financial information included herein.

                  CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

                                                                        FISCAL YEARS ENDED NOVEMBER 30,
                                                             -----------------------------------------------------
                                                               1997       1996       1995       1994       1993
                                                             ---------  ---------  ---------  ---------  ---------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total net sales............................................  $  46,660  $  50,826  $  30,278  $  12,415  $   1,118
Cost of sales..............................................     18,238     20,046     12,711      5,127        536
                                                             ---------  ---------  ---------  ---------  ---------
  Gross profit.............................................     28,422     30,780     17,567      7,288        582
Operating expenses:
  Research and development.................................      8,508      6,227      4,806      3,780      3,227
  Sales and marketing......................................     16,061     15,066      9,088      4,657      1,832
  General and administrative...............................      4,330      5,034      2,024        997        112
  Restructuring expense....................................        526     --         --         --         --
                                                             ---------  ---------  ---------  ---------  ---------
    Total operating expenses...............................     29,425     26,327     15,918      9,434      5,171
                                                             ---------  ---------  ---------  ---------  ---------
    Income (loss) from operations..........................     (1,003)     4,453      1,649     (2,146)    (4,589)
Interest income............................................      1,781      1,588        771        151        228
                                                             ---------  ---------  ---------  ---------  ---------
  Income (loss) from continuing operations before tax
    provision..............................................        778      6,041      2,420     (1,995)    (4,361)
Tax provision (benefit)....................................        161      1,208         75         36        (33)
                                                             ---------  ---------  ---------  ---------  ---------
Income (loss) from continuing operations...................        617      4,833      2,345     (2,031)    (4,328)
                                                             ---------  ---------  ---------  ---------  ---------
Discontinued operations:
  Income (loss) from discontinued operations of Data
    Translation II, Inc....................................          0     (6,672)     2,426      2,351         30
                                                             ---------  ---------  ---------  ---------  ---------
    Net income (loss)......................................  $     617  $  (1,839) $   4,771  $     320  $  (4,298)
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
Income (loss) per common and common equivalent share from
  continuing operations....................................  $    0.07  $    0.57  $    0.35  $   (0.43) $   (1.02)
Income (loss) per common and common equivalent share from
  discontinued operations..................................  $    0.00  $   (0.79) $    0.36  $    0.49  $    0.01
                                                             ---------  ---------  ---------  ---------  ---------
Net income (loss) per common and common equivalent share...  $    0.07  $   (0.22) $    0.71  $    0.07  $   (1.01)
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
Weighted average number of common and common equivalent
  shares outstanding.......................................      8,247      8,470      6,701      4,764      4,256
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------

                        CONSOLIDATED BALANCE SHEET DATA:

                                                                                   FISCAL YEARS ENDED NOVEMBER 30,
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
                                                                                           (IN THOUSANDS)
Cash, cash equivalents and marketable securities.................................  $  32,934  $  30,716  $  35,161
Working capital..................................................................     29,146     34,496     39,143
Total assets.....................................................................     50,759     59,990     51,123
Total stockholders' equity.......................................................     37,843     50,065     46,741

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Media 100 Inc. (the "Company") is a technology and market leader in the market for personal computer-based digital video systems. The Media 100 family of products are analog and digital conversion systems that enable users to capture video and audio into a personal computer, perform random access ("nonlinear") video editing and audio mixing, and directly produce a finished program with broadcast-quality picture and compact disc-quality sound, all without the use of traditional video tape equipment.

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

    In connection with the Spin-Off and the disposal of the networking distribution business, the Company's historical financial statements and other financial information reflect the financial position, results of operations and cash flows of the Company as continuing operations; the related financial information of the businesses contributed to DTI and the networking distribution business has been segregated and reclassified as discontinued operations.

    The Company believes that there are three general types of end-users of digital media production systems, professional, corporate and institutional, and mass market users. Within this market, the Company primarily targets the corporate and institutional users. Many of these corporate and institutional users currently rely on analog video tape editing processes. Digital editing alternatives are relatively new and currently account for a small portion of this market of current users. The Company also believes that the corporate and institutional market includes a potential market of new users who currently out-source their video production requirements.

    In December 1996, the Company began shipments of six new Media 100 products, each of which is based on the Company's Vincent digital video hardware engine, and is differentiated by the related software, which, with the exception of the Company's most advanced product offering, enables a software-only upgrade path from the entry systems to the advanced features and functionality of the Company's high data rate systems. Prior to the introduction of these new products, the Company sold its hardware and software products separately, with options for the customer to bundle them in various configurations. With the introduction of the new products, the Company now sells its hardware and software as a family of integrated systems that is intended to provide full video program authoring capabilities over a broad price/ performance spectrum. In August 1997, the Company began shipments of version 4.0 of its Media 100 software application, and introduced Media 100 xr, its most advanced digital video system. Media 100 xr includes the Company's Vincent digital video engine and an additional HDRfx card, which enables the system to process two streams of video data each running at high data rates, enabling real-time transitions without loss of image quality.

    The Company sells its products primarily through a worldwide network of approximately 400 independent value added resellers ("VARs") who integrate and support Media 100 systems sales. The

Company also markets and sells software upgrades and its Platinum technical support services directly to end-users.

RESULTS OF OPERATIONS

    The following table sets forth for the years indicated certain consolidated statements of operations data as a percentage of net sales.

FISCAL YEARS ENDED NOVEMBER 30,

                                                                                       1997       1996       1995
                                                                                     ---------  ---------  ---------
CONTINUING OPERATIONS
Net sales..........................................................................      100.0%     100.0%     100.0%
Cost of sales......................................................................       39.1       39.4       42.0
                                                                                     ---------  ---------  ---------
  Gross profit.....................................................................       60.9       60.6       58.0
                                                                                     ---------  ---------  ---------
Operating expenses:
  Research and development expenses................................................       18.2       12.3       15.9
  Selling and marketing expenses...................................................       34.4       29.6       30.0
  General and administrative expenses..............................................        9.3        9.9        6.7
  Restructuring expenses...........................................................        1.1        0.0        0.0
                                                                                     ---------  ---------  ---------
      Total operating expenses.....................................................       63.0       51.8       52.6
Operating income (loss)............................................................       (2.1)       8.8        5.4
Interest income (expense) and other, net...........................................        3.8        3.1        2.5
                                                                                     ---------  ---------  ---------
Income (loss) before income taxes..................................................        1.7       11.9        7.9
Provision for income taxes.........................................................        0.4        2.4        0.2
                                                                                     ---------  ---------  ---------
Income (loss) from continuing operations...........................................        1.3%       9.5%       7.7%
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

COMPARISON OF FISCAL 1997 TO FISCAL 1996

    NET SALES. The Company's net sales for fiscal 1997 decreased 8.2% to $46.7 million from $50.8 million for fiscal 1996. The decline is due primarily to lower average selling prices for the Company's Media 100 products and a higher percentage of the Company's units sales coming from its entry-level systems. The Company derived a substantial portion of its fiscal 1997 net sales from the introduction of several new products to the market and discontinued the sales of several other of its Media 100 products, as described above under "Overview".

    In response to competitive pressures, the Company reduced the selling price of several of its products including Media 100 qx by $2,000 to $1,995, Media 100 qx with component by $2,000 to $3,995, Media 100 xe by $2,000 to $12,995 and Media 100 xs by $7,000 to $14,995. These pricing actions resulted in lower average selling prices for the Company's products and resulted in lower total net sales for fiscal 1997; however, the lower selling prices allowed the Company to increase the total number of systems sold over fiscal 1996.

    The Company currently anticipates that sequential growth in quarterly revenues of the Company will not occur until new products based on the Windows NT platform have been introduced by the Company and have gained market acceptance. The Company has announced that it plans to significantly increase research and development expenditures in fiscal 1998 over fiscal 1997 to support the development of products running on the Windows NT platform. The Company currently anticipates that the first of these products will become commercially available during the latter half of fiscal 1998; however, there can be no assurance these products will ship and if they do that they will generate significant net sales for the Company.

    Net sales from customers outside of North America accounted for approximately 44% of net sales in fiscal 1997 compared to approximately 38% in fiscal 1996. The Company is continuing to develop its indirect distribution channels in North America, Europe and Asia and currently anticipates that customers outside North America will continue to account for a substantial portion of its net sales, and as a percentage of net sales, to remain approximately the same. No customer accounted for more than 10% of the Company's total net sales in fiscal 1997.

    GROSS PROFIT. The Company's gross profit decreased 7.7% to $28.4 million in fiscal 1997 from $30.8 million in fiscal 1996. The decrease is due to the lower net sales mentioned above. The gross profit as a percentage of net sales increased to 60.9% in fiscal 1997 from 60.6% in fiscal 1996. The increase in the gross profit as a percentage of total net sales is due to reductions in the cost of key component parts used in the manufacture of the Media 100 hardware which more than offset the lower average selling prices of the Company's products.

    The Company currently anticipates continued pressure to reduce prices for the Company's Media 100 products which may negatively impact the gross profit as a percentage of net sales of the Company. If these price reductions are not offset with lower component costs or if the Company is unable to sell a higher percentage of its higher margin products there can be no assurance the Company will be able to maintain these gross profit levels as a percentage of net sales.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased 36.6% to $8.5 million in fiscal 1997 from $6.2 million in fiscal 1996. Research and development expenses consist primarily of the cost of research and development personnel, depreciation on research and development capital equipment, occupancy and outside consulting services. The Company capitalizes certain computer software development costs. Capitalization of costs commences upon establishing technological feasibility. Capitalized costs as of November 30, 1997 and 1996 were approximately $89,000 and $104,000, respectively. These costs are amortized on a straight-line basis over two years, which approximates the economic life of the product. The remainder of the research and development expenses are expensed as incurred. Certain research and development expenditures for new products are incurred considerably in advance of anticipated net sales related to these products and in some cases do not generate any net sales. The Company has announced that it plans to significantly increase its research and development spending in fiscal 1998 over fiscal 1997 to support the development of products running on the Windows NT platform. This increase relates to additional research and development personnel, outside services, consultants and depreciation on capital equipment in support of these research and development projects.

    SALES AND MARKETING. Sales and marketing expenses increased 6.6% to $16.1 million in fiscal 1997 from $15.1 million in fiscal 1996. Sales expenses consist primarily of salaries and related benefits, commissions, travel, occupancy and depreciation on capital equipment. Marketing expenses consist primarily of salaries and related benefits, trade shows, seminars, advertising, sales literature and lead generation activities. The increase in sales and marketing expenses relate primarily to expansion of the Company's support for its indirect distribution channel in Europe. The Company currently anticipates that its sales and marketing expenses will remain relatively flat in fiscal 1998 compared to fiscal 1997 and are not currently planned to increase significantly until the Company begins shipping new products on the Windows NT platform. The Company will continue to attend industry trade shows to market and promote its products, however the Company has no plans to significantly increase the number or trade shows it attends or the amount of money it spends on the trade shows it will attend.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 14.0% to $4.3 million in fiscal 1997 from $5.0 million in fiscal 1996. General and administrative expenses include the cost of human resources, finance, information technology, legal and other administrative functions of the Company. The decrease in general and administrative expenses resulted primarily from lower legal expenses for the defense of patent infringement litigation, as discussed in Note 6 to the Consolidated Financial Statements. The Company currently anticipates that its general and administrative expenses will remain relatively flat in fiscal 1998 compared to fiscal 1997.

    RESTRUCTURING EXPENSE. The Company incurred restructuring expenses of $526,000 in its third quarter of fiscal 1997 for severance and related costs associated with a reduction of the Company's workforce. Substantially all of these expenses have been paid out as of the end of the Company's first quarter of fiscal 1998 and the Company anticipates that any further expenses associated with this reduction in its workforce will be insignificant.

    INTEREST INCOME. Interest income increased 12.2% to $1.8 million in fiscal 1997 from $1.6 million in fiscal 1996. The increase in interest income is due to higher cash balances in fiscal 1997 versus 1996 due to the generation of positive cash flow from operations in fiscal 1997. The Company currently anticipates interest income will decline in fiscal 1998 as a portion of its cash balance is used to fund the increase in research and development expenditures mentioned previously.

    TAX PROVISION. The tax provision decreased 86.7% to $0.2 million in fiscal 1997 from $1.2 million in fiscal 1996. The lower tax provision reflects utilization of research and development tax credit carryforwards and lower income from operations in fiscal 1997. The Company anticipates that its tax provision in fiscal 1998 will be minimal due to the significant planned increase in research and development expenditures and the Company's belief that fiscal 1998 sales will remain relatively flat compared to fiscal 1997.

    NET INCOME (LOSS). Income for fiscal 1997 was $617,000, or $0.07 per share, compared to income from continuing operations for fiscal 1996 of $4,833,000, or $0.57 per share. Income from discontinued operations for fiscal 1997 was $0, compared to a loss from discontinued operations for fiscal 1996 of $6,672,000, or $0.79 per share. Of the $6,672,000 loss from discontinued operations, expenses related to the Spin-Off accounted for $1,500,000 and the loss on disposal of the networking distribution business was approximately $2,513,000.

COMPARISON OF FISCAL 1996 TO FISCAL 1995

    NET SALES. The Company's net sales for fiscal 1996 increased 67.9% to $50.8 million from $30.3 million for fiscal 1995. The increase was due to higher unit sales of Media 100, the introduction of a new lower cost product, Media 100 qx, and initial shipments of Gaudi, the Company's advanced digital video effects product. Shipments of Media 100 qx began in April 1996 and Gaudi in November 1996.

    Net sales from customers outside of North America accounted for approximately 38% of net sales in fiscal 1996 compared to approximately 39% in fiscal 1995. No customer accounted for more than 10% of the Company's net sales in fiscal 1996.

    GROSS PROFIT. The Company's gross profit increased 75.2% to $30.8 million in fiscal 1996 from $17.6 million in fiscal 1995. The increase was due primarily to the higher net sales mentioned above. The gross profit as a percentage of net sales increased to 60.6% in fiscal 1996 from 58.0% in fiscal 1995. The increase in the gross profit as a percentage of net sales was due to reductions in the cost of key component parts used in the manufacture of the Media 100 hardware and a favorable mix of software sales relative to hardware sales.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased 29.6% to $6.2 million in fiscal 1996 from $4.8 million in fiscal 1995. Research and development expenses consist primarily of the cost of research and development personnel, depreciation on research and development capital equipment, occupancy and outside consulting services. The Company capitalizes certain computer software development costs. Capitalization of costs commences upon establishing technological feasibility. Capitalized costs as of November 30, 1996 and 1995 were approximately $104,000 and $84,000, respectively. These costs are amortized on a straight-line basis over two years, which approximates the economic life of the product. The remainder of the research and development expenses are expensed as incurred. Certain research and development expenditures for new products are incurred considerably in advance of anticipated net sales related to these products and in some cases do not generate any net sales.

    SALES AND MARKETING. Sales and marketing expenses increased 65.8% to $15.1 million in fiscal 1996 from $9.1 million in fiscal 1995. Sales expenses consist primarily of salaries and related benefits, commissions, travel, occupancy and depreciation on capital equipment. Marketing expenses consist primarily of salaries and related benefits, trade shows, seminars, advertising, sales literature and lead generation activities. The increase in sales and marketing expenses relate primarily to expansion of the Company's support for its indirect distribution channel and increased lead generation activities such as seminars and direct mail and increased advertising expenses.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 148.7% to $5.0 million in fiscal 1996 from $2.0 million in fiscal 1995. General and administrative expenses include the cost of human resources, finance, information technology, legal and other administrative functions of the Company. The increase in general and administrative expenses resulted primarily from higher legal expenses for the defense of patent infringement litigation, as discussed in Note 6 to the Consolidated Financial Statements, and increased administrative expenses to support significantly higher net sales.

    INTEREST INCOME. Interest income increased 106.0% to $1.6 million in fiscal 1996 from $0.8 million in fiscal 1995. The increase in interest income was due to higher cash balances in fiscal 1996 versus 1995 as a result of a public offering of the Company's common stock in November 1995 and from positive cash flow generated from operations in fiscal 1996.

    TAX PROVISION. The tax provision increased 1,510.7% to $1.2 million in fiscal 1996 from $0.1 million in fiscal 1995. The higher tax provision reflects a significant increase in income from operations in fiscal 1996 from fiscal 1995. The Company utilized available research and development tax credit carryforwards and other business tax credits available for use against taxable income which reduced its tax rate below the statutory rate.

    NET INCOME (LOSS). Income from continuing operations for fiscal 1996 was $4,833,000, or $0.57 per share, compared to $2,345,000, or $0.35 per share, for the prior fiscal year. Loss from discontinued operations for fiscal year 1996 was $6,672,000, or $0.79 per share, compared to net income of $2,426,000, or $0.36 per share, for the prior fiscal year. Of the $6,672,000 loss from discontinued operations, expenses related to the Spin-Off accounted for $1,500,000 and the loss on disposal of the networking distribution business was estimated at $2,513,000.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has funded its operations to date primarily from public offerings of equity securities and cash flows from operations. As of November 30, 1997 the Company's principal sources of liquidity included cash and cash equivalents and marketable securities totaling approximately $32,934,000.

    During fiscal 1997, cash provided by continuing operating activities was approximately $9,819,000 compared to cash provided by continuing operating activities of approximately $5,897,000 for the same period a year ago. Cash was generated during fiscal 1997 from reductions in accounts receivable of $3,976,000 and inventory of $777,000 and increases in deferred revenue of $1,852,000 and accounts payable, accrued and prepaid expenses of $964,000. In addition, net income provided $617,000 and depreciation and amortization provided $1,614,000. Net cash used in investing activities was approximately $8,742,000 in fiscal 1997 compared to approximately $23,314,000 (primarily for purchases of marketable securities) for the same period a year ago. Cash used in investing activities during 1997 was primarily for purchases of capital equipment and leasehold improvements associated with the Company's move to its new facility in May 1997 of approximately $7,251,000 and net purchases of marketable securities of approximately $1,010,000. Cash provided by financing activities during 1997 was approximately $442,000 compared to $4,812,000 for the same period a year ago. All of the cash provided by financing activities in fiscal 1997 came from proceeds from the Company's stock plans.

    The Company believes its existing cash balance, including cash equivalents and marketable securities, will be sufficient to meet the Company's cash requirements for at least the next twelve months.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

    Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward-looking statements, and are based on current expectations, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those expressed in such forward-looking statements. The risks and uncertainties associated with such statements include the following:

    The Company's quarterly operating results may vary significantly for a number of reasons, including new product announcements and introductions by the Company or its competitors, changes in pricing, and the volume and timing of orders received during the quarter. Historically one-half or more of each quarter's revenue has resulted from orders booked and shipped during the third month, a substantial portion of which occur in the latter half of that month. The Company has also in the past experienced delays in the development of new products and enhancements, and such delays may occur in the future. These factors make the forecasting of revenue inherently uncertain. Additionally, a significant portion of the Company's operating expenses is relatively fixed, and operating expense levels are based primarily on internal expectations of future revenue. As a consequence, quarterly operating expense levels cannot be reduced rapidly in the event that quarterly revenue levels fail to meet internal expectations. Therefore, if quarterly revenue levels fail to meet internal expectations, the Company's operating results would be adversely affected.

    All of the Company's sales relate to a single family of products, Media 100 digital video systems. A decline in demand for Media 100 systems, or a failure of such systems to maintain market acceptance, as a result of competition, technological change or other factors, would have a material adverse effect on the Company's business and operating results.

    The Company's products currently operate only on Apple Macintosh computers. Apple Computer Inc. has suffered business and financial difficulties during the past several years. In addition, the Company believes that the market of users of the Company's products increasingly views Microsoft's Windows NT operating system as an alternative platform for new digital video products. As a result of the foregoing, there can be no assurance that resellers and customers will not delay purchases of Apple-based products or purchase substitute products based on non-Macintosh operating systems, the occurrence of any of which could have a material adverse effect on the Company's business and operating results. The Company currently anticipates sequential growth in quarterly revenues of the Company will not occur until new products based on the Windows NT platform have been introduced by the Company and have gained market acceptance.

    The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's future success will depend in part upon its ability to enhance its existing products and to introduce new products and features in a timely manner to address customer requirements, respond to competitive offerings, adapt to new emerging industry standards and take advantage of new enabling technologies that could render the Company's existing products obsolete. In this regard, the Company is developing new products that will operate on the Windows NT platform. The Company currently anticipates that the first of these new products will become commercially available during the latter half of the Company's current fiscal year. The Company also plans in fiscal 1998 to significantly increase its investment in research and development over prior levels, primarily in connection with the development of new Windows NT-based hardware and software products. As a result of this increased investment, the Company currently expects that it will generate a net loss from operations for fiscal year 1998. Any delay or failure of the Company in developing such additional new products or any delay or failure of such new products to achieve market acceptance, as a result of competition, blocking proprietary rights of third parties or other factors, could have a material adverse effect on the Company's business and operating results.

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

    There has been substantial industry litigation regarding patent, trademark and other intellectual property rights involving technology companies. In the future, litigation may be necessary to enforce any patents issued to the Company or to enforce trade secrets, trademarks and other intellectual property rights owned by the Company, to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. For a description of certain pending litigation instituted against the Company, see Note 6 to the Consolidated Financial Statements. Any such litigation could be costly and a diversion of management's attention, which could adversely affect the Company's business, operating results and financial condition. Adverse determinations in any such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any of which could adversely affect the Company's business, operating results and financial condition.

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

    The market for the Company's products is highly competitive and characterized by pressure to reduce prices, incorporate new features and accelerate the release of new products. A number of companies currently offer products that compete directly or indirectly with the Company's products, including Avid Technology, Inc., Discreet Logic Inc., Pinnacle Systems, Inc., Scitex Corporation Ltd., Truevision, Inc., Matrox Electronic Systems Ltd. and FAST Electronic GmbH. In addition, the Company expects much larger vendors, such as Matsushita Electric Industrial Company Ltd., Sony Corporation and Microsoft Corporation, to develop and introduce digital editing systems that may compete with the Company's products. Many of these current and potential competitors have greater financial, technical and marketing resources than the Company. As a result, such competitors may be able to develop products comparable to or superior to the Company's products, adapt more quickly than the Company to new technologies, evolving industry standards or customer requirements, or lower their product costs and thus be able to lower prices to levels at which the Company could not operate profitably, the occurrence of any of which could have a material adverse effect on the Company's business and operating results. In this regard, the Company believes that it will continue to experience competitive pressure to reduce prices, particularly for its high data rate systems. The Company has historically realized higher gross profit on the sale of its high data rate systems than its entry-level systems, and such continued competitive pricing pressure could result in lower sales and gross margin, which in turn could adversely affect the Company's operating results.

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

    The Company relies primarily on its worldwide network of independent VARs to distribute and sell its products to end users. The Company's resellers generally offer products of several different companies, including in some cases products which are competitive with the Company's products. In addition, many of these VARs are small organizations with limited capital resources. There can be no assurance that the Company's resellers will continue to purchase the Company's products or provide them with adequate levels of support, or that the Company's efforts to expand its VAR network will be successful, any significant failure of which could have a material adverse effect on the Company's business and operating results.

    Sales of Media 100 products outside of North America represented approximately 44% of the Company's net sales for the fiscal year ended November 30, 1997. International sales and operations may be subject to risks such as the imposition of government controls, export license requirements, restrictions on the export of critical technology, less effective enforcement of proprietary rights; currency exchange fluctuations, generally longer collection periods, political instability, trade restrictions, changes in tariffs, difficulties in staffing and managing international operations, potential insolvency of international resellers and difficulty in collecting accounts receivable. The Company's international sales are also subject to more seasonal fluctuation than domestic sales. In this regard, the traditional summer vacation period, which occurs during the Company's third fiscal quarter, may result in a decrease in sales, particularly in Europe. There can be no assurance that these factors will not have an adverse effect on the Company's future international operations and consequently, on the Company's business and operating results.

    As a result of the Spin-Off, the Company currently obtains certain information systems support from DTI, and currently anticipates that it will continue to rely on DTI for such support into the latter half of fiscal 1998 while it implements new information systems of its own. Any delay in implementing the

Company's new information systems, or any delay or failure of DTI to provide adequate information systems support prior to the time that the Company's new systems become fully implemented, if significant, could have an adverse effect on the Company's business and operating results, particularly during any period that the transition from DTI's systems to the Company's new systems occurs.

    Competition for employees with the skills required by the Company is intense in the geographic areas in which the Company's operations are located. The Company believes that its future success will depend on its continued ability to attract and retain qualified employees, especially in research and development.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's financial statements, together with the auditors' report thereon, appear on pages F-1 through F-19 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

    The Company will furnish to the Securities and Exchange Commission not later than 120 days after the close of its fiscal year ended November 30, 1997 a definitive Proxy Statement (the "Proxy Statement") for the Annual Meeting of Stockholders to be held on April 15, 1998. The information required by this Item is incorporated herein by reference to "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    The following documents are filed as part of this report:

    (a) (1) Consolidated Financial Statements.

                                                                                            PAGE
                                                                                            -----
MEDIA 100 INC. AND SUBSIDIARIES
Report of Independent Public Accountants...............................................         F-2
Consolidated Balance Sheets as of November 30, 1997 and 1996...........................         F-3
Consolidated Statements of Operations for the Fiscal Years Ended
  November 30, 1997, 1996 and 1995.....................................................         F-4
Consolidated Statement of Stockholders' Equity for the Fiscal Years Ended November 30,
  1997, 1996 and 1995..................................................................         F-5
Consolidated Statements of Cash Flows for the Fiscal Years Ended
  November 30, 1997, 1996 and 1995.....................................................         F-6
Notes to Consolidated Financial Statements.............................................         F-7

    (a) (2) Financial Statement Schedules.

        Not applicable.

    (a) (3) List of Exhibits.

        Exhibits required as part of this Annual Report on Form 10-K are listed in the exhibit index on page X-1.

    (b) Reports on Form 8-K.

        No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Media 100 Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 1998.

                                MEDIA 100 INC.

                                BY:             /S/ JOHN A. MOLINARI
                                     -----------------------------------------
                                                  John A. Molinari
                                                PRESIDENT AND CHIEF
                                                 EXECUTIVE OFFICER

                               POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS that each of the undersigned officers and directors of Media 100 Inc., a Delaware corporation (the "Company"), hereby constitutes and appoints John A. Molinari and Steven D. Shea, and each of them, with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities (until revoked in writing) to sign the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997, and any and all amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
                                President and Chief
     /s/ JOHN A. MOLINARI         Executive Officer and
------------------------------    Director (Principal         February 27, 1998
       John A. Molinari           Executive Officer)

                                Corporate Controller and
      /s/ STEVEN D. SHEA          Chief Accounting Officer
------------------------------    (Principal Financial        February 27, 1998
        Steven D. Shea            Officer and Principal
                                  Accounting Officer)

  /s/ MAURICE L. CASTONGUAY     Director
------------------------------                                February 27, 1998
    Maurice L. Castonguay

     /s/ ROGER W. REDMOND       Director
------------------------------                                February 27, 1998
       Roger W. Redmond

      /s/ BRUCE I. SACHS        Director
------------------------------                                February 27, 1998
        Bruce I. Sachs

     /s/ PAUL J. SEVERINO       Director
------------------------------                                February 27, 1998
       Paul J. Severino

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
MEDIA 100 INC. AND SUBSIDIARIES
  Report of Independent Public Accountants.................................................................         F-2
  Consolidated Balance Sheets as of November 30, 1997 and 1996.............................................         F-3
  Consolidated Statements of Operations for the Fiscal Years Ended November 30, 1997, 1996 and 1995........         F-4
  Consolidated Statement of Stockholders' Equity for the Fiscal Years Ended November 30, 1997, 1996 and
    1995...................................................................................................         F-5
  Consolidated Statements of Cash Flows for the Fiscal Years Ended November 30, 1997, 1996 and 1995........         F-6
  Notes to Consolidated Financial Statements...............................................................         F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Media 100 Inc.:

    We have audited the accompanying consolidated balance sheets of Media 100 Inc. (a Delaware corporation) and subsidiaries as of November 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended November 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Media 100 Inc. and subsidiaries as of November 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1997, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 15, 1998 (except with respect
to the matters discussed in Note 6(b)
and the last paragraph of Note 3(b), as to which the dates are January 16 and 26, 1998, respectively)

                        MEDIA 100 INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                       NOVEMBER 30,  NOVEMBER 30,
                                                                                           1997          1996
                                                                                       ------------  ------------
                                                                                       IN THOUSANDS, EXCEPT SHARE
                                                                                                AMOUNTS

                                                     ASSETS
Current assets:
  Cash and cash equivalents..........................................................   $    4,042    $    2,733
  Marketable securities..............................................................       28,892        27,983
  Accounts receivable, net of reserves of $411 in 1997 and $328 in 1996..............        7,689        11,665
  Inventories........................................................................          696         1,473
  Prepaid expenses...................................................................          743           567
                                                                                       ------------  ------------
  Total current assets...............................................................       42,062        44,421

Equipment, net.......................................................................        8,104         2,467

Other assets, net....................................................................          593           112

Net assets of discontinued operations (Note 12)......................................       --            12,990
                                                                                       ------------  ------------
      Total assets...................................................................   $   50,759    $   59,990
                                                                                       ------------  ------------
                                                                                       ------------  ------------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................................................   $    1,953    $    1,981
  Accrued expenses...................................................................        6,958         5,791
  Deferred revenue...................................................................        4,005         2,153
                                                                                       ------------  ------------
  Total current liabilities..........................................................       12,916         9,925

Commitments and contingencies(Note 6)

Stockholders' equity:
  Preferred stock, $.01 par value, Authorized--1,000,000 shares, none issued.........       --            --
  Common stock, $.01 par value, Authorized--25,000,000 shares, Issued and
    outstanding--8,192,354 in 1997 and 8,087,884 in 1996.............................           82            81
  Capital in excess of par value.....................................................       40,477        40,035
  Retained earnings (deficit)........................................................       (2,547)        9,826
  Cumulative translation adjustment..................................................          (87)          123
  Unrealized holding loss on available for sale securities...........................          (82)       --
                                                                                       ------------  ------------
      Total stockholders' equity.....................................................       37,843        50,065

      Total liabilities and stockholders' equity.....................................   $   50,759    $   59,990
                                                                                       ------------  ------------
                                                                                       ------------  ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                        MEDIA 100 INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                        FISCAL YEARS ENDED NOVEMBER 30,

                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
                                                                                   IN THOUSANDS, EXCEPT PER SHARE
                                                                                               AMOUNTS
Net sales........................................................................  $  46,660  $  50,826  $  30,278
Cost of sales....................................................................     18,238     20,046     12,711
                                                                                   ---------  ---------  ---------
  Gross profit...................................................................     28,422     30,780     17,567
                                                                                   ---------  ---------  ---------
Operating expenses:
  Research and development.......................................................      8,508      6,227      4,806
  Selling and marketing..........................................................     16,061     15,066      9,088
  General and administrative.....................................................      4,330      5,034      2,024
  Restructuring expense..........................................................        526     --         --
                                                                                   ---------  ---------  ---------
      Total operating expenses...................................................     29,425     26,327     15,918
                                                                                   ---------  ---------  ---------
Operating income (loss)..........................................................     (1,003)     4,453      1,649
                                                                                   ---------  ---------  ---------
Interest income..................................................................      1,781      1,588        771
                                                                                   ---------  ---------  ---------
  Income from continuing operations before tax provision.........................        778      6,041      2,420

Tax provision....................................................................        161      1,208         75
                                                                                   ---------  ---------  ---------
  Income from continuing operations..............................................        617      4,833      2,345

Discontinued operations:
  Income (loss) from discontinued operations.....................................     --         (6,672)     2,426
                                                                                   ---------  ---------  ---------
  Net income (loss)..............................................................  $     617  $  (1,839) $   4,771
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Income per common and common equivalent share from continuing operations.........  $    0.07  $    0.57  $    0.35
Income (loss) per common and common equivalent share from discontinued
  operations.....................................................................  $    0.00  $   (0.79) $    0.36
                                                                                   ---------  ---------  ---------
Net income (loss) per common and common equivalent share.........................  $    0.07  $   (0.22) $    0.71
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Weighted average number of common and common equivalent shares outstanding.......      8,247      8,470      6,701
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    The accompanying notes are an integral part of these consolidated financial statements.

                        MEDIA 100 INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                                   UNREALIZED
                                                                                                                    HOLDING
                                                                                                                      GAIN
                                            COMMON STOCK                                                           (LOSS) ON
                                           $.01 PAR VALUE      CAPITAL IN                 CUMULATIVE               AVAILABLE
                                          -----------------   EXCESS OF PAR   RETAINED   TRANSLATION    TREASURY    FOR SALE
                                           SHARES    AMOUNT       VALUE       EARNINGS    ADJUSTMENT     STOCK     SECURITIES
                                          ---------  ------   -------------   --------   ------------   --------   ----------
                                                                  IN THOUSANDS, EXCEPT SHARE AMOUNTS
Balance, November 30, 1994..............  6,765,472   $68        $ 8,739      $  6,894      $  37       $ (4,781)    -$-

Proceeds from issuance of common stock
  under
  stock plans...........................    325,736     3          1,166         --         --             --        --
Public sale of treasury stock, net of
  issuance costs of $375................     --       --           5,864         --         --             2,938     --
Public sale of common stock, net of
  issuance costs of $400................  1,400,000    14         21,293         --         --             --        --
Translation adjustment..................     --       --          --             --          (210)         --        --
Net income..............................     --       --          --             4,771      --             --        --
Unrealized holding loss on available for
  sales securities......................     --       --          --             --         --             --          (55)
                                          ---------  ------   -------------   --------      -----       --------       ---
Balance, November 30, 1995..............  8,491,208   $85        $37,062      $ 11,665      $(173)      $ (1,843)     $(55)

Proceeds from issuance of common stock
  under
  stock plans...........................    242,272     3          1,359         --         --             --        --
Retirement of treasury stock............   (869,096)   (9)        (1,834)        --         --             1,843     --
Issuance of common stock................    223,500     2          3,448         --         --             --        --
Translation adjustment..................     --       --          --             --           296          --        --
Net loss................................     --       --          --            (1,839)     --             --        --
Unrealized holding gain on available for
  sale securities.......................     --       --          --             --         --             --           55
                                          ---------  ------   -------------   --------      -----       --------       ---
Balance, November 30, 1996..............  8,087,884   $81        $40,035      $  9,826      $ 123       $  --        -$-

Proceeds from issuance of common stock
  under
  stock plans...........................    104,470     1            442         --         --             --        --
Dividend of Data Translation II, Inc.
  stock to stockholders.................     --       --          --           (12,990)     --             --        --
Translation adjustment..................     --       --          --             --          (210)         --        --
Net income..............................     --       --          --               617      --             --        --
Unrealized holding loss on available for
  sale securities.......................     --       --          --             --         --             --          (82)
                                          ---------  ------   -------------   --------      -----       --------       ---
Balance, November 30, 1997..............  8,192,354   $82        $40,477      $ (2,547)     $ (87)      $  --         $(82)
                                          ---------  ------   -------------   --------      -----       --------       ---
                                          ---------  ------   -------------   --------      -----       --------       ---

  The accompanying notes are an integral part of these consolidated financial statements.

                        MEDIA 100 INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       FISCAL YEARS ENDED NOVEMBER 30,
                                                                                                 IN THOUSANDS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...................................................................  $      617  $   (1,839) $    4,771
(Income) loss from discontinued operations..........................................      --           6,672      (2,426)
                                                                                      ----------  ----------  ----------
Income from continuing operations...................................................         617       4,833       2,345
Adjustments to reconcile income from operations to net cash provided by (used in)
  operating activities:
  Depreciation and amortization.....................................................       1,614         898         878
  Deferred income taxes.............................................................      --              (3)          1
  Loss on sale of equipment.........................................................      --          --               2
  (Gain) loss on sale of marketable securities......................................          19         (33)         35
Changes in assets and liabilities:
  Accounts receivable...............................................................       3,976      (5,603)     (3,035)
  Inventories.......................................................................         777         427      (1,248)
  Prepaid income taxes..............................................................      --             (61)          1
  Accounts payable, accrued and prepaid expenses....................................         964       4,296       1,383
  Deferred revenue..................................................................       1,852       1,143         785
                                                                                      ----------  ----------  ----------
Net cash provided by continuing operating activities................................       9,819       5,897       1,147
Net cash (used in) provided by discontinued operating activities....................      --         (13,560)      1,274
                                                                                      ----------  ----------  ----------
Net cash provided by (used in) operating activities.................................  $    9,819  $   (7,663) $    2,421
                                                                                      ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchase of equipment...........................................................      (7,251)     (1,951)     (1,425)
Increase in other assets............................................................        (481)        (27)        (68)
Purchases of marketable securities..................................................     (65,716)    (78,620)    (13,270)
Proceeds from sales of marketable securities........................................      64,706      57,284       9,108
                                                                                      ----------  ----------  ----------
Net cash used in investing activities...............................................  $   (8,742) $  (23,314) $   (5,655)
                                                                                      ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock plans...........................................................         442       1,362       1,169
Net proceeds from public sale of treasury stock.....................................      --          --           8,802
Net proceeds from public sale of common stock.......................................      --           3,450      21,307
                                                                                      ----------  ----------  ----------
Net cash provided byfinancing activities............................................  $      442  $    4,812  $   31,278
                                                                                      ----------  ----------  ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.............................................        (210)        296        (220)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................       1,309     (25,869)     27,824
CASH AND CASH EQUIVALENTS, beginning of period......................................       2,733      28,602         778
                                                                                      ----------  ----------  ----------
CASH AND CASH EQUIVALENTS, end of period............................................  $    4,042  $    2,733  $   28,602
                                                                                      ----------  ----------  ----------
                                                                                      ----------  ----------  ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes..........................................................  $       92  $      743  $       46
                                                                                      ----------  ----------  ----------
                                                                                      ----------  ----------  ----------
OTHER TRANSACTIONS NOT PROVIDING (USING) CASH:
Dividend of Data Translation II, Inc. stock to stockholders.........................  $  (12,990) $   --      $   --
                                                                                      ----------  ----------  ----------
                                                                                      ----------  ----------  ----------
Retirement of treasury stock........................................................  $   --      $    1,843  $   --
                                                                                      ----------  ----------  ----------
                                                                                      ----------  ----------  ----------
Change in value of marketable securities............................................  $      (82) $      (55) $       55
                                                                                      ----------  ----------  ----------
                                                                                      ----------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                        MEDIA 100 INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) OPERATIONS

    On July 30, 1996, Media 100 Inc. (the "Company") announced its intention to separate its Media 100 digital video business from its data acquisition and imaging, commercial products and U.K.-based networking distribution businesses. The Company announced that it would contribute its data acquisition and imaging and commercial products businesses to a newly-formed subsidiary, Data Translation II, Inc. ("DTI"), the stock of which would then be distributed as a dividend to the Company's stockholders. The Company further announced that it planned to dispose of its networking distribution business within twelve months. On November 11, 1996, the Company sold substantially all of the assets associated with its networking distribution business in connection with the winding up of that business. On December 2, 1996, the Company distributed all of the shares of DTI, to which it had contributed its data acquisition and imaging and commercial products businesses and the remaining assets and liabilities of the networking distribution business, as a dividend to the Company's stockholders (the "Spin-Off"), in the ratio of one share of DTI common stock for every four shares of Company common stock. The dividend reduced retained earnings in an amount equal to $12,990,000. In connection with the Spin-Off, the Company retained only its Media 100 related business and changed its name to Media 100 Inc.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of significant intercompany transactions and balances. These consolidated financial statements reflect the utilization of the following significant accounting policies, as described below and elsewhere in the notes to consolidated financial statements. These consolidated financial statements are prepared in accordance with generally accepted accounting principles.

(A) CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

    Cash equivalents are carried at cost, which approximates market value, and have original maturities of less than three months. Cash equivalents include money market accounts and repurchase agreements with overnight maturities.

    The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES (SFAS No. 115). Under this standard, the Company is required to classify all investments in debt and equity securities into one or more of the following three categories: held-to-maturity, available-for-sale or trading. Available-for-sale securities are recorded at fair market value with unrealized gains and losses excluded from earnings and included as a component of to stockholders' equity. All of the Company's marketable securities are classified as available-for-sale.

                        MEDIA 100 INC. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Marketable securities held as of November 30, 1997, consist of the following (in thousands):

                                                                                     MATURITY        MARKET VALUE
                                                                                -------------------  ------------
Investments available for sale:
  U.S. Treasury Notes.........................................................  less than 1 year      $    3,031
  U.S. Treasury Notes.........................................................  1-5 years                  4,306
                                                                                                     ------------
    Total U.S. Treasury Notes.................................................                             7,337

  Municipal Bonds.............................................................  less than 1 year           2,021
  Municipal Bonds.............................................................  1-2 years                    514
                                                                                                     ------------
    Total Municipal Bonds.....................................................                             2,535

  U.S. Agency Bonds...........................................................  less than 1 year             605
  U.S. Agency Bonds...........................................................  more than 1 year           2,535
                                                                                                     ------------
    Total U.S. Agency Bonds...................................................                             3,140

  Money Market Instruments....................................................                             9,402

  Corporate Obligations.......................................................  less than 1 year           3,956
  Corporate Obligations.......................................................  1-2 years                  2,522
                                                                                                     ------------
    Total Corporate Obligations...............................................                             6,478

Total investments available for sale..........................................                        $   28,892
                                                                                                     ------------
                                                                                                     ------------

    Marketable securities had a cost of $28,974 and $27,983 at November 30, 1997 and 1996, respectively, and a market value of $28,892 and $27,983, respectively. To reduce the carrying amount of the November 30, 1997 marketable securities portfolio to market value, an unrealized loss has been reflected as a separate component of stockholders' equity on November 30, 1997 pursuant to the provisions of SFAS No. 115.

(B) INVENTORIES

    Inventories at November 30, 1997 and 1996 are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following (in thousands):

                                                                                 1997       1996
                                                                               ---------  ---------
Raw Materials................................................................  $     305  $     780
Work-in-Process..............................................................        252        302
Finished Goods...............................................................        139        391
                                                                               ---------  ---------
                                                                               $     696  $   1,473
                                                                               ---------  ---------
                                                                               ---------  ---------

    Work-in-process and finished goods inventories include material, labor and manufacturing overhead. Management performs periodic reviews of inventory and disposes of items not required by their manufacturing plan.

                        MEDIA 100 INC. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(C) DEPRECIATION AND AMORTIZATION

    The Company provides for depreciation and amortization, using the straight-line and declining balance methods by charges to operating expenses in amounts that allocate the cost of the equipment over the following estimated useful lives:

DESCRIPTION                                                                      USEFUL LIVES
-------------------------------------------------------------------------------  -------------
Machinery and equipment........................................................  3 to 7 years
Furniture and fixtures.........................................................  7 years
Vehicles.......................................................................  3 years

(D) PROPERTY AND EQUIPMENT, NET

    Equipment, net at November 30, 1997 and 1996 is stated at cost, less accumulated depreciation and amortization, and consists of the following (in thousands):

                                                                             1997       1996
                                                                           ---------  ---------
Machinery and equipment..................................................  $  10,428  $   4,251
Furniture and fixtures...................................................      1,288        480
Vehicles.................................................................         12         14
                                                                           ---------  ---------
                                                                           $  11,728  $   4,745
Less accumulated depreciation and amortization...........................      3,624      2,278
                                                                           ---------  ---------
                                                                           $   8,104  $   2,467
                                                                           ---------  ---------
                                                                           ---------  ---------

(E) FOREIGN CURRENCY

    The accounts of the Company and its subsidiaries are translated in accordance with Statement of Financial Accounting Standards No. 52, FOREIGN CURRENCY TRANSLATION. The financial statements of the Company's subsidiaries are translated from their functional currency into U.S. dollars utilizing the current rate method. Accordingly, assets and liabilities of the Company's foreign subsidiaries are translated at the rates of exchange in effect at year-end. Revenues and expenses are translated using exchange rates in effect during the year. Gains and losses from foreign currency translation are credited or charged to "Cumulative translation adjustment" included in stockholders' equity in the accompanying consolidated balance sheets. Net realized foreign currency transaction losses for the year ended November 30, 1997 were $215,000 and are classified in general and administrative expenses. For fiscal year ended November 30, 1996 the Company had net realized foreign currency transaction gains of $144,000 and for the fiscal year ended November 30, 1995 these gains and losses were not significant.

(F) REVENUE RECOGNITION

    In accordance with Statement of Position (SOP) 91-1, the Company recognizes revenue when products are shipped or, for postcontract support agreements, ratably over the terms of the agreements. The Company's policy is to defer the revenue associated with any vendor and postcontract support obligations remaining at the time of shipment until the related obligations are satisfied. Costs of service and warranty are not significant and are charged to operations as incurred. Revenues from hardware systems with other than incidental software components and stand alone software sales are recognized upon shipment, provided that no significant vendor or postcontract support obligations remain outstanding

                        MEDIA 100 INC. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) and collection of the resulting receivable is deemed probable. Effective in fiscal year 1998, the Company will apply the provisions of SOP 97-2, which supercedes SOP 91-1. The Company does not expect the adoption of SOP 97-2 to have a material effect on its consolidated financial statements.

(G) NET INCOME (LOSS) PER COMMON SHARE

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

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (SFAS No. 128). The new standard simplifies the computation of earnings per share and increased comparability to international standards. Under SFAS No. 128, primary earnings per share is replaced by "Basic" earnings per share, which excludes potentially dilutive equity instruments and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. "Diluted" earnings per share, which is computed similarly to fully diluted earnings per share, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company will be required to disclose both basic and diluted earnings per share.

    The Company is required to adopt the new standard in its first fiscal 1998 quarter. All prior-period earnings per share information will be restated at that time. Early adoption of this standard is not permitted.

(H) CAPITALIZED SOFTWARE DEVELOPMENT COSTS

    The Company capitalizes certain computer software development costs. Capitalization of costs commences upon establishing technological feasibility. Capitalized costs, net of accumulated amortization, were approximately $89,000 and $104,000 as of November 30, 1997 and 1996, respectively, and are included in other assets. These costs are amortized on a straight-line basis over two years, which approximates the economic life of the product. Amortization expense, included in cost of sales in the accompanying consolidated statements of operations, was $80,000 and $40,000 in 1997 and 1996, respectively.

(I) RESTRUCTURING EXPENSE

    The Company incurred restructuring expenses of $526,000 in its third quarter of fiscal 1997 for severance and related costs associated with a reduction of the Company's workforce. Substantially all of these expenses have been paid out as of the end of the Company's first quarter of fiscal 1998 and the Company anticipates that any further expenses associated with this reduction in its workforce will be insignificant.

(J) USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and

                        MEDIA 100 INC. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3) STOCKHOLDERS' EQUITY

(A) STOCK SPLIT

    On June 28, 1995, the Board of Directors approved a 2-for-1 stock split effected in the form of a dividend for all shareholders of record as of July 17, 1995. All share and per share data included in these financial statements have been retroactively restated to reflect the stock split.

(B) STOCK OPTIONS

    Prior to April 1992, options were granted under the Company's 1982 Key Employee Inventive Plan (the "1982 Plan"). Subject to certain limitations imposed by the 1982 Plan, options were granted at a price determined by the Board. The Board resolved to issue options under the 1982 Plan at not less than 100% of fair market value. The options expire six years from the date of grant and become exercisable at the rate of 20% per year beginning one year from the date of grant. No further options may be granted under the 1982 Plan.

    In 1992, the Company adopted the 1992 Key Employee Incentive Plan (the "1992 Plan"), and 1,000,000 shares of common stock were reserved for issuance. At the Company's Annual Meeting on April 10, 1996, the Company's stockholders approved an increase in the number of options available for grant from 1,000,000 to 2,000,000. Options granted pursuant to the 1992 Plan may, at the discretion of the Board, be incentive stock options as defined by the Internal Revenue Code. Subject to the provisions of the 1992 Plan, options granted are at a price as specified by the Board. The Board has, to date, issued options under the 1992 Plan at not less than 100% of fair market value. The options become exercisable at a rate of 20% per year beginning one year from the date of grant unless otherwise specified by the Board. The Board will determine when the options will expire, but in no event will the option period exceed ten years. No options may be granted under the 1992 Plan on or after February 29, 2002.

                        MEDIA 100 INC. AND SUBSIDIARIES

(3) STOCKHOLDERS' EQUITY (CONTINUED)
    Information concerning stock options for each of the three years ended November 30, 1997 follows:

                                                                                                 WEIGHTED AVERAGE
                                                                      NUMBER OF      OPTION            PRICE
                                                                       OPTIONS    PRICE RANGES       PER SHARE
                                                                      ----------  -------------  -----------------
Outstanding at November 30, 1994....................................   1,029,976  $  1.32-7.03       $    4.03
  Granted...........................................................     338,000     7.15-16.20          11.33
  Exercised.........................................................    (305,806)    1.32-7.03            3.33
  Expired/canceled..................................................     (15,290)    1.43-10.48           5.50
                                                                      ----------  -------------         ------
Outstanding at November 30, 1995....................................   1,046,880  $  1.32-16.20      $    6.53
  Granted...........................................................     595,000     7.75-16.91          13.65
  Exercised.........................................................    (215,310)    1.32-10.66           4.39
  Expired/canceled..................................................    (210,740)    1.43-16.91           9.96
                                                                      ----------  -------------         ------
Outstanding at November 30, 1996....................................   1,215,830  $  1.73-16.91      $   10.20
  Granted...........................................................     474,225     4.19-10.00           8.48
  Exercised.........................................................     (37,940)    1.73-4.72            3.72
  Expired/canceled..................................................    (504,189)    1.73-16.91           9.93
                                                                      ----------  -------------         ------
Outstanding at November 30, 1997....................................   1,147,926  $  1.73-16.91      $    9.80
                                                                      ----------  -------------         ------
                                                                      ----------  -------------         ------
Exercisable at November 30, 1997....................................     315,204  $  1.73-16.91      $    5.31
                                                                      ----------  -------------         ------
                                                                      ----------  -------------         ------
Available for grant at November 30, 1997............................     648,924
                                                                      ----------
                                                                      ----------

    In connection with the Spin-Off, all stock options that were outstanding at December 2, 1996 were adjusted by multiplying the exercise price thereof by
 .95238 (rounding up to the nearest whole cent). Information in the above table for November 30, 1996 and prior periods has been restated to reflect this adjustment.

    In 1994, the Company amended the 1986 Employee Stock Purchase Plan (the "Plan") pursuant to which an additional 200,000 shares of common stock were reserved for issuance for a total of 600,000 shares. Effective July 1, 1995, employees who have worked for the Company for at least one month are eligible to participate in the Plan. The Plan allows participants to purchase common stock of the Company at 85% of the fair market value as defined. Under the Plan, the Company issued 67,311, 26,962 and 22,930 shares in fiscal years 1997, 1996 and 1995, respectively. At November 30, 1997, there were 99,331 shares available for issuance under the Plan.

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION (SFAS No. 123), which requires the measurement of the fair market value of stock options or warrants to be included in the statement of operations or disclosed in the notes to the financial statements. As permitted by SFAS No. 123, the Company will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and has elected the disclosure-only alternative under SFAS No. 123 for options

                        MEDIA 100 INC. AND SUBSIDIARIES

(3) STOCKHOLDERS' EQUITY (CONTINUED)
granted using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions are as follows:

                                                                     1997            1996
                                                                ---------------  ------------
Risk-free interest rate.......................................      6.07%-6.12%     6.3%-6.6%
Expected dividend yield.......................................        --              --
Expected lives................................................          6 years       6 years
Expected volatility...........................................           75.92%         77.3%

    The table below presents pro forma net income (loss) and earnings per share, had compensation cost for the Company's stock-based employee compensation plans been determined using the provisions of SFAS No. 123 (in thousands, except per share amounts).

                                                                               1997       1996
                                                                             ---------  ---------
Income (loss) from continuing operations
  As Reported..............................................................  $     617  $   4,833
  Pro Forma................................................................  $    (153) $   4,600

Income (loss) per share from continuing operations
  As Reported..............................................................  $    0.07  $    0.57
  Pro Forma................................................................  $   (0.02) $    0.54

    Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation may not be representative of that to be expected in future years.

    The following table summarizes information about options outstanding at November 30, 1997:

                                 OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                -----------------------------------------------------  ------------------------------
                               WEIGHTED AVERAGE     WEIGHTED AVERAGE                WEIGHTED AVERAGE
   RANGE OF       NUMBER           REMAINING         EXERCISE PRICE      NUMBER      EXERCISE PRICE
EXERCISE PRICE  OUTSTANDING    CONTRACTUAL LIFE         PER SHARE      OUTSTANDING      PER SHARE
--------------  -----------  ---------------------  -----------------  -----------  -----------------
  $ 1.73- 6.08     285,834               3.2            $    4.17         127,142       $    3.31
    6.42-10.00     404,906               4.7                 8.79          56,800            7.04
   10.48-16.91     457,186               3.9                14.37         131,262           13.83
                -----------                                            -----------
                 1,147,926                                                315,204
                -----------                                            -----------
                -----------                                            -----------

    In January 1998, the Company offered employees the opportunity to participate in an option repricing program, pursuant to which each employee could elect to replace his or her then outstanding options with new options on a one-for-one basis. The per share exercise price of the replacement options is $3.94. The replacement options are exercisable as follows: replacement options that were granted in exchange for exercisable old options become exercisable six months following the new grant date; replacement options that were granted in exchange for unexercisable old options become exercisable over four years from the new grant date, 12.5% six months following the new grant date and 6.25% quarterly thereafter; and all replacement options expire ten years after the new grant date. An aggregate of 694,810 options were cancelled and replaced in connection with this program. The option repricing program resulted in a new measurement date for all options replaced. Since the new exercise price was equal to the fair market value of the Company's common stock on the new measurement date, the Company will not record any compensation cost in connection with this program.

                        MEDIA 100 INC. AND SUBSIDIARIES

4. RETIREMENT PLAN

    In November 1985, the Company adopted an employee savings plan (the "Savings Plan") in compliance with Section 401(k) of the Internal Revenue Code. Effective April 1, 1995, the Savings Plan provides for annual Company contributions of up to 15% of the first 6% of total compensation per participant. Effective January 1, 1998, these contributions vest in full after a three-year period of service. The Company's contributions to the Savings Plan were $98,000, $50,000 and $16,000 in 1997, 1996 and 1995, respectively.

    The Company does not provide postretirement benefits to any employees as defined under Statement of Financial Accounting Standards No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS.

5. BANK FACILITIES

    The Company entered into an irrevocable standby letter of credit agreement for a sum not to exceed $300,000 effective January 16, 1997 and terminating March 31, 1998. This facility was entered into in connection with the lease of Company's new office and manufacturing facility (Note 6(a)). This letter of credit is automatically extended without amendment annually from the termination date, unless written notice is provided electing not to renew for any such additional period. Notwithstanding the above, this letter of credit expires on March 31, 2002.

    The Company's obligation is secured by a pledge of cash in the amount of $350,000. The Company has informed the bank it intends to allow this letter of credit to automatically renew.

6. LEASE COMMITMENTS AND CONTINGENCIES

(A) LEASE COMMITMENTS

    The Company's principal executive, engineering, manufacturing and sales operations occupy approximately 56,500 square feet in a leased facility located at 290 Donald Lynch Boulevard, Marlboro, Massachusetts. The lease for this facility terminates on March 31, 2002. Prior to moving into its current facility on May 2, 1997, the Company's operations occupied approximately 31,000 square feet in a facility which it shared with DTI located in Marlboro, Massachusetts. Total rental expense charged to continuing operations with respect to the Company's current Marlboro facility for fiscal year 1997 was $320,000, and with respect to its former Marlboro facility was $527,000, $546,000 and $459,000 for each of the fiscal years 1997, 1996 and 1995, respectively. Rental expense with respect to the former Marlboro facility for fiscal 1997 reflected the Company's pro rata portion of the rental charges and operating expenses associated with that facility and the use by the Company of certain manufacturing equipment belonging to DTI.

                        MEDIA 100 INC. AND SUBSIDIARIES

6. LEASE COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Future minimum lease payments, excluding operating costs, under all operating leases are as follows (in thousands):

FISCAL YEARS ENDING NOVEMBER 30,                                                        AMOUNT
-------------------------------------------------------------------------------------  ---------
1998.................................................................................  $     656
1999.................................................................................        660
2000.................................................................................        670
2001.................................................................................        592
2002.................................................................................        188
                                                                                       ---------
Total minimum lease payments.........................................................  $   2,766

(B) CONTINGENCIES

    On June 7, 1995, a lawsuit was filed against the Company by Avid Technology, Inc. ("Avid") in the United States District Court for the District of Massachusetts. The complaint generally alleges patent infringement by the Company arising from the manufacture, sale, and use of the Company's Media 100 products. The complaint includes requests for injunctive relief, treble damages, interest, costs and fees. In July 1995, the Company filed an answer and counterclaim denying any infringement and asserting that the Avid patent in question is invalid. The Company intends to vigorously defend the lawsuit. In addition, Avid is seeking reissue of the patent, including claims that it asserts are broader than in the existing patent, and these reissue proceedings remain pending before the U.S. Patent and Trademark Office. On January 16, 1998, the court dismissed the lawsuit without prejudice to either party moving to restore it to the docket upon completion of all matters pending before the U.S. Patent and Trademark Office. There can be no assurance that the Company will prevail in the lawsuit asserted by Avid or that the expense or other effects of the lawsuit, whether or not the Company prevails, will not have a material adverse effect on the Company's business, operating results and financial condition.

    From time to time the Company is involved in other disputes and/or litigation encountered in its normal course of business. The Company does not believe that the ultimate impact of the resolution of such other outstanding matters will have a material effect on the Company's business, operating results or financial condition.

7. INCOME TAXES

    The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. The components of the net deferred tax liability recognized in the accompanying consolidated balance sheets are as follows (in thousands):

FISCAL YEARS ENDED NOVEMBER 30,                                                                  1997       1996
---------------------------------------------------------------------------------------------  ---------  ---------
Deferred tax assets..........................................................................  $   2,304  $   1,595
Deferred tax liabilities.....................................................................        (32)       (27)
                                                                                               ---------  ---------
  Subtotal...................................................................................      2,272      1,568
                                                                                               ---------  ---------
Valuation allowance..........................................................................     (1,768)    (1,568)
                                                                                               ---------  ---------
Net deferred tax assets......................................................................  $     504  $  --
                                                                                               ---------  ---------
                                                                                               ---------  ---------

                        MEDIA 100 INC. AND SUBSIDIARIES

7. INCOME TAXES (CONTINUED)
    Due to the uncertainty surrounding the realization of the benefits of its favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its deferred tax assets, except for previously paid taxes that the Company believes are refundable. These deferred tax assets are included as a component of other assets, net on the accompanying consolidated balance sheets.

    The approximate tax effect of each type of temporary difference and carryforward before allocation of the valuation allowance is summarized as follows (in thousands):

FISCAL YEARS ENDED NOVEMBER 30,                                                                    1997       1996
-----------------------------------------------------------------------------------------------  ---------  ---------
Other temporary differences, principally nondeductible reserves................................  $   1,562  $   1,096
Research and development credits...............................................................        685        447
Alternative minimum tax credits................................................................         25         25
                                                                                                 ---------  ---------
                                                                                                 $   2,272  $   1,568
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

    The tax credit carryforwards expire at various dates through 2009. The Tax Reform Act of 1986 contains provisions that may limit the tax credit carryforwards available to be used in any given year in the event of significant changes in ownership, as defined.

    The income (loss) from continuing operations before tax provision in the accompanying consolidated statements of operations consisted of the following (in thousands):

                                                                                           1997       1996       1995
                                                                                         ---------  ---------  ---------
United States..........................................................................  $     792  $   6,819  $   2,761
Foreign................................................................................        (14)      (778)      (341)
                                                                                         ---------  ---------  ---------
                                                                                         $     778  $   6,041  $   2,420
                                                                                         ---------  ---------  ---------
                                                                                         ---------  ---------  ---------

    The income tax provision shown in the accompanying consolidated statements of operations consists of the following (in thousands):

FISCAL YEARS ENDED NOVEMBER 30,                                                              1997       1996        1995
-----------------------------------------------------------------------------------------  ---------  ---------     -----
Federal:
  Current................................................................................  $     581  $   1,008   $      70
  Deferred...............................................................................       (504)    --          --
                                                                                           ---------  ---------         ---
                                                                                                  77      1,008          70
                                                                                           ---------  ---------         ---
State:
  Current................................................................................         24        100           1
  Deferred...............................................................................     --         --          --
                                                                                           ---------  ---------         ---
                                                                                                  24        100           1
                                                                                           ---------  ---------         ---
Foreign--Current.........................................................................         60        100           4
                                                                                           ---------  ---------         ---
                                                                                           $     161  $   1,208   $      75
                                                                                           ---------  ---------         ---
                                                                                           ---------  ---------         ---

                        MEDIA 100 INC. AND SUBSIDIARIES

7. INCOME TAXES (CONTINUED)
    The effective income tax rate varies from the amount computed using the statutory U.S. income tax rate as follows:

FISCAL YEARS ENDED NOVEMBER 30,                                                               1997       1996       1995
------------------------------------------------------------------------------------------  ---------  ---------  ---------
Tax provision (benefit) at statutory rate.................................................       34.0%      34.0%      34.0%
Federal benefit from loss carryforward....................................................     --           (5.6)     (33.0)
Utilization of research and development credits...........................................      (30.5)     (14.8)    --
State taxes...............................................................................        3.1        1.6     --
Foreign taxes.............................................................................        7.7        1.6        0.2
Tax credits...............................................................................        1.8        3.2        1.9
Other permanent differences...............................................................        4.5     --         --
                                                                                            ---------  ---------  ---------
                                                                                                 20.6%      20.0%       3.1%
                                                                                            ---------  ---------  ---------
                                                                                            ---------  ---------  ---------

8. GEOGRAPHIC INFORMATION

    Operations in various geographic areas for the three years ended November 30, 1997 are summarized as follows (in thousands):

                                                                 UNITED
                                                                 STATES      EUROPE    ELIMINATIONS  CONSOLIDATED
                                                              ------------  ---------  ------------  ------------
FISCAL 1995
Sales to unaffiliated customers (1).........................   $   26,651   $   3,627   $   --        $   30,278
Sales or transfers between geographic areas.................        2,507      --           (2,507)       --
                                                              ------------  ---------  ------------  ------------
Net sales...................................................   $   29,158   $   3,627   $   (2,507)   $   30,278
                                                              ------------  ---------  ------------  ------------
Income (loss) from continuing operations....................   $    1,983   $    (341)  $        7    $    1,649
Identifiable assets of continuing operations................   $   44,892   $   1,876   $   (1,747)   $   45,021
                                                              ------------  ---------  ------------  ------------
                                                              ------------  ---------  ------------  ------------

FISCAL 1996
Sales to unaffiliated customers (1).........................   $   44,677   $   6,149   $   --        $   50,826
Sales or transfers between geographic areas.................        4,780      --           (4,780)       --
                                                              ------------  ---------  ------------  ------------
Net sales...................................................   $   49,457   $   6,149   $   (4,780)   $   50,826
                                                              ------------  ---------  ------------  ------------
Income (loss) from continuing operations....................   $    5,314   $    (778)  $      (83)   $    4,453
Identifiable assets of continuing operations................   $   46,601   $   3,647   $   (3,248)   $   47,000
                                                              ------------  ---------  ------------  ------------
                                                              ------------  ---------  ------------  ------------

FISCAL 1997
Sales to unaffiliated customers (1).........................   $   37,398   $   9,262   $   --        $   46,660
Sales or transfers between geographic areas.................        4,516      --           (4,516)       --
                                                              ------------  ---------  ------------  ------------
Net sales...................................................   $   41,914   $  15,814   $   (4,516)   $   46,660
                                                              ------------  ---------  ------------  ------------
Income (loss) from continuing operations....................   $      502   $     (20)  $      135    $      617
Identifiable assets of continuing operations................   $   49,529   $   5,287   $   (4,561)   $   50,255
                                                              ------------  ---------  ------------  ------------
                                                              ------------  ---------  ------------  ------------

------------------------

(1) Foreign sales from the United States to unaffiliated customers for the years ended November 30, 1997, 1996 and 1995 were approximately $11,361, $13,317 and $8,243 respectively.

                        MEDIA 100 INC. AND SUBSIDIARIES

9. ACCRUED EXPENSES

    Accrued expenses at November 30, 1997 and 1996 consist of the following (in thousands):

                                                                                                   1997       1996
                                                                                                 ---------  ---------
Accrued commissions............................................................................  $     213  $     133
Payroll and related taxes......................................................................      1,552      1,190
Expenses relating to Spin-Off of Data Translation II, Inc......................................     --            737
Accrued marketing, legal and other expense.....................................................      4,689      3,731
Deferred tax assets............................................................................        504     --
                                                                                                 ---------  ---------
                                                                                                 $   6,958  $   5,791
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

10. VALUATION AND QUALIFYING ACCOUNTS

    The following table sets forth activity in the Company's accounts receivable reserve account (in thousands):

                                                             BALANCE AT        CHARGES TO COST                   BALANCE AT
                                                          BEGINNING OF YEAR      AND EXPENSE      DEDUCTIONS     END OF YEAR
                                                         -------------------  -----------------  -------------  -------------
For the Year Ended November 30, 1995...................       $     123           $      85        $       5      $     203
                                                                  -----               -----            -----          -----
                                                                  -----               -----            -----          -----
For the Year Ended November 30, 1996...................       $     203           $     177        $      52      $     328
                                                                  -----               -----            -----          -----
                                                                  -----               -----            -----          -----
For the Year Ended November 30, 1997...................       $     328           $     187        $     104      $     411
                                                                  -----               -----            -----          -----
                                                                  -----               -----            -----          -----

11. SELECTED QUARTERLY INFORMATION (UNAUDITED)

FISCAL 1997 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)              FEBRUARY 28   MAY 31     AUGUST 31   NOVEMBER 30
----------------------------------------------------------------  -----------  ---------  -----------  ------------
Net sales.......................................................   $  11,524   $  12,102   $  11,107    $   11,927
Gross profit....................................................   $   7,163   $   7,372   $   6,720    $    7,167
Income (loss)...................................................   $     165   $     336   $    (405)   $      521
                                                                  -----------  ---------  -----------  ------------
                                                                  -----------  ---------  -----------  ------------
Income (loss) per share.........................................   $    0.02   $    0.04   $   (0.05)   $     0.06
                                                                  -----------  ---------  -----------  ------------
                                                                  -----------  ---------  -----------  ------------

FISCAL 1996 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)              FEBRUARY 29   MAY 31     AUGUST 31   NOVEMBER 30
----------------------------------------------------------------  -----------  ---------  -----------  ------------
Net sales.......................................................   $  10,690   $  12,921   $  13,066    $   14,149
Gross profit....................................................   $   6,377   $   7,673   $   8,119    $    8,611
Income from continuing operations...............................   $   1,001   $   1,211   $   1,232    $    1,389
                                                                  -----------  ---------  -----------  ------------
                                                                  -----------  ---------  -----------  ------------
Income per share from continuing operations.....................   $    0.12   $    0.13   $    0.15    $     0.17
                                                                  -----------  ---------  -----------  ------------
                                                                  -----------  ---------  -----------  ------------

                        MEDIA 100 INC. AND SUBSIDIARIES

12. DISCONTINUED OPERATIONS

    Pursuant to the Spin-Off described in Note 1, the Company did not retain any assets of the discontinued operations. The components of net assets of discontinued operations included in the accompanying consolidated balance sheets at November 30, 1996 follow (in thousands):

Current assets.....................................................................  $  14,090
Net assets (liabilities) of networking distribution business.......................     (1,424)
Equipment, net.....................................................................      2,351
Other assets, net..................................................................        260
Current liabilities................................................................     (2,317)
Cumulative translation adjustment..................................................         30
                                                                                     ---------
                                                                                     ---------
                                                                                     $  12,990
                                                                                     ---------
                                                                                     ---------

    The Company's fiscal 1997 results do not include any results from discontinued operations. The components of discontinued operations included in the accompanying consolidated statements of operations for the fiscal years ended November 30, 1996 and 1995 follow (in thousands):

                                                                                                1996       1995
                                                                                              ---------  ---------
Net sales...................................................................................  $  21,201  $  21,826
Income(loss) from continuing operations.....................................................     (1,617)     2,402
Income (loss) from networking distribution business.........................................     (3,555)        24
Spin-off transaction costs..................................................................     (1,500)    --
                                                                                              ---------  ---------
Income (loss)...............................................................................  $  (6,672) $   2,426
                                                                                              ---------  ---------

    The above income (loss) from networking distribution business includes an estimated loss on disposal of approximately $2,500. The loss for the year ended November 30, 1996 also reflects an allocation of $560 of interest income relating to the $9,168 of cash contributed to DTI by the Company.

                                 EXHIBIT INDEX

EXHIBIT NUMBER                                              DESCRIPTION
---------------  -------------------------------------------------------------------------------------------------

         3.1     Restated Certificate of Incorporation of Media 100 Inc. (filed as Exhibit 3.1 to the Company's
                 Annual Report on Form 10-K for the fiscal year ended November 30, 1996).

         3.2     By-laws of Media 100 Inc. as amended through January 19, 1998; filed herewith.

       10.1*     Key Employee Incentive Plan (1982), as amended through November 15, 1996 (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996).

       10.2*     1986 Employee Stock Purchase Plan, as amended through November 15, 1996 (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996).

       10.3*     Key Employee Incentive Plan (1992), as amended through January 19, 1998; filed herewith.

       10.4*     Media 100 Inc. 401(k) Savings Plan; filed herewith.

      10.5.1     Lease dated January 31, 1997 relating to 290 Donald Lynch Boulevard, Marlboro, MA (filed as
                 Exhibit 10.5.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30,
                 1996).

      10.5.2     License Agreement dated as of January 31, 1997 relating to 290 Donald Lynch Boulevard, Marlboro,
                 MA (filed as Exhibit 10.5.2 to the Company's Annual Report on Form 10-K for the fiscal year ended
                 November 30, 1996).

      10.6.1     Distribution Agreement dated as of November 19, 1996 with Data Translation II, Inc. (DTI) (filed as Exhibit 10.8.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November
                 30, 1996).

      10.6.2     Intellectual Property Agreement dated as of December 2, 1996 with DTI (filed as Exhibit 10.8.2 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996).

      10.6.3     Corporate Services Agreement dated as of December 2, 1996 with DTI (filed as Exhibit 10.8.3 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996).

      10.6.4     Amendment to Corporate Services Agreement dated November 18, 1997; filed herewith.

          21     Subsidiaries of Media 100 Inc.

          23     Consent of Arthur Andersen LLP.

          24     Power of Attorney (included in the signature page of this Annual Report on Form 10-K).

          27     Financial Data Schedule.

------------------------

* Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates.