Form 10-K/A
period 1997-11-30
MEDIA 100 INC
filed 1998-03-13
CIK 713138

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/A


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

    (a) (2) Financial Statement Schedules.

        Not applicable.

    (a) (3) List of Exhibits.


        Exhibits required as part of this Annual Report on Form 10-K/A are listed in the exhibit index on page X-1.


    (b) Reports on Form 8-K.

        No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Media 100 Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 1998.



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

8. GEOGRAPHIC INFORMATION

    Operations in various geographic areas for the three years ended November 30, 1997 are summarized as follows (in thousands):


                                                                 UNITED
                                                                 STATES      EUROPE    ELIMINATIONS  CONSOLIDATED
                                                              ------------  ---------  ------------  ------------
FISCAL 1995
Sales to unaffiliated customers (1).........................   $   26,651   $   3,627   $   --        $   30,278
Sales or transfers between geographic areas.................        2,507      --           (2,507)       --
                                                              ------------  ---------  ------------  ------------
Net sales...................................................   $   29,158   $   3,627   $   (2,507)   $   30,278
                                                              ------------  ---------  ------------  ------------
Income (loss) from continuing operations....................   $    1,983   $    (341)  $        7    $    1,649
Identifiable assets of continuing operations................   $   44,892   $   1,876   $   (1,747)   $   45,021
                                                              ------------  ---------  ------------  ------------
                                                              ------------  ---------  ------------  ------------

FISCAL 1996
Sales to unaffiliated customers (1).........................   $   44,677   $   6,149   $   --        $   50,826
Sales or transfers between geographic areas.................        4,780      --           (4,780)       --
                                                              ------------  ---------  ------------  ------------
Net sales...................................................   $   49,457   $   6,149   $   (4,780)   $   50,826
                                                              ------------  ---------  ------------  ------------
Income (loss) from continuing operations....................   $    5,314   $    (778)  $      (83)   $    4,453
Identifiable assets of continuing operations................   $   46,601   $   3,647   $   (3,248)   $   47,000
                                                              ------------  ---------  ------------  ------------
                                                              ------------  ---------  ------------  ------------

FISCAL 1997
Sales to unaffiliated customers (1).........................   $   37,398   $   9,262   $   --        $   46,660
Sales or transfers between geographic areas.................        4,516      --           (4,516)       --
                                                              ------------  ---------  ------------  ------------
Net sales...................................................   $   41,914   $   9,262   $   (4,516)   $   46,660
                                                              ------------  ---------  ------------  ------------
Income (loss) from continuing operations....................   $      502   $     (20)  $      135    $      617
Identifiable assets of continuing operations................   $   49,529   $   5,287   $   (4,057)   $   50,759
                                                              ------------  ---------  ------------  ------------
                                                              ------------  ---------  ------------  ------------


------------------------

(1) Foreign sales from the United States to unaffiliated customers for the years ended November 30, 1997, 1996 and 1995 were approximately $11,361, $13,317 and $8,243 respectively.

                        MEDIA 100 INC. AND SUBSIDIARIES

9. ACCRUED EXPENSES
    Accrued expenses at November 30, 1997 and 1996 consist of the following (in thousands):


                                                                                                   1997       1996
                                                                                                 ---------  ---------
Accrued commissions............................................................................  $     213  $     133
Payroll and related taxes......................................................................      1,552      1,190
Expenses relating to Spin-Off of Data Translation II, Inc......................................     --            737
Accrued marketing, legal and other expense.....................................................      4,689      3,731
Accrued taxes..................................................................................        504     --
                                                                                                 ---------  ---------
                                                                                                 $   6,958  $   5,791
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------


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

          23     Consent of Arthur Andersen LLP.