Form 10-Q
period 1998-02-28
MEDIA 100 INC
filed 1998-04-14
CIK 713138

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

               For The Quarterly Period Ended: February 28, 1998
                                               -----------------

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                  For The Transition Period From    To

         Commission File Number: 0-14779

                                    MEDIA 100 INC.
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)

           DELAWARE                                     04-2532613
-------------------------------              --------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 organization or incorporation)                   Identification Number)

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

                   Yes  X                        No
                      ----                         ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share               8,251,495 shares
--------------------------------------       -----------------------------
            Class                            Outstanding at March 31, 1998

                         MEDIA 100 INC. AND SUBSIDIARIES

                                      INDEX


                                                                  PAGE
PART I -- FINANCIAL INFORMATION                                  NUMBER
                                                                 ------

    ITEM 1       Consolidated Financial Statements:
                 Consolidated Balance Sheets as of
                    February 28, 1998 and November 30, 1997          3

                 Consolidated Statements of Operations for
                    the three months ended February 28, 1998
                    and 1997                                         4

                 Consolidated Statements of Cash Flows for
                    the three months ended February 28, 1998
                    and 1997                                         5

                 Notes to Consolidated Financial Statements        6 - 8

    ITEM 2       Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                     9 - 10


PART II - OTHER INFORMATION

    ITEM 1       Legal Proceedings                                   11

    ITEM 6       Exhibits and Reports on Form 8-K                    11

SIGNATURES                                                           12

EXHIBIT INDEX                                                        13


                         PART I - FINANCIAL INFORMATION

                         MEDIA 100 INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                            February 28,      November 30,
(in thousands)                                                                                 1998               1997
ASSETS                                                                                      ------------      ------------
                                                                                            (unaudited)

Current assets:
               Cash and cash equivalents                                                    $   3,659         $    4,042
               Marketable securities                                                           29,634             28,892
               Accounts receivable, net of reserves of
                  $396 in 1998 and $411 in 1997                                                 6,917              7,689
               Inventories                                                                        658                696
               Prepaid expenses                                                                   709                743
                                                                                            ------------      ------------
                    Total current assets                                                       41,577             42,062

Property and equipment, net                                                                     8,253              8,104

Other assets, net                                                                                 593                593

                                                                                            ------------      ------------
Total assets                                                                                $  50,423         $   50,759
                                                                                            ------------      ------------
                                                                                            ------------      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
               Accounts payable                                                             $   1,770         $    1,953
               Accrued expenses                                                                 7,515              6,958
               Deferred revenue                                                                 4,111              4,005
                                                                                            ------------      ------------
                    Total current liabilities                                                  13,396             12,916

Commitments and contingencies (Note 6)

Stockholders' equity:
               Preferred stock                                                                   --                 --
               Common stock                                                                        82                 82
               Capital in excess of par value                                                  40,690             40,477
               Retained deficit                                                                (3,299)            (2,547)
               Cumulative translation adjustment                                                 (371)               (87)
               Unrealized holding loss on
                  available for sale securities, net                                              (75)               (82)
                                                                                            ------------      ------------
                    Total stockholders' equity                                                 37,027             37,843
                                                                                            ------------      ------------

Total liabilities and stockholders' equity                                                  $  50,423         $   50,759
                                                                                            ------------      ------------
                                                                                            ------------      ------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         MEDIA 100 INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                        Three Months Ended
(in thousands, except per share data)                      February 28,
                                                      ---------------------
                                                        1998          1997
                                                      --------      -------

Net sales                                             $10,521       $11,524

Cost of sales                                           4,093         4,361
                                                      --------      -------
     Gross profit                                       6,428         7,163

Operating expenses:
     Research and development                           2,991         1,995
     Selling and marketing                              3,662         4,229
     General and administrative                           998           933
                                                      --------      -------
        Total operating expenses                        7,651         7,157
                                                      --------      -------

     Income (loss) from operations                     (1,223)            6

Interest income                                           425           462
Other income (expense), net                                58          (248)
                                                      --------      -------
     Income (loss) from before
        tax provision                                    (740)          220

Tax provision                                              12            55
                                                      --------      -------

    Net income (loss)                                 $  (752)      $   165
                                                      --------      -------
                                                      --------      -------

Earnings (loss) per share:

Basic                                                 $ (0.09)      $   .02
                                                      --------      -------
                                                      --------      -------

Diluted                                               $ (0.09)      $   .02
                                                      --------      -------
                                                      --------      -------

Weighted average common shares outstanding:

Basic                                                   8,232         8,110
                                                      --------      -------
                                                      --------      -------

Diluted                                                 8,232         8,284
                                                      --------      -------
                                                      --------      -------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         MEDIA 100 INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                    Three Months Ended February 28,
(in thousands)                                         1998                  1997
                                                    ----------            ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                 $    (752)            $    165
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
      Depreciation and amortization                       602                  278
      Gain on sale of marketable securities               (18)                 (22)

Changes in assets and liabilities
      Accounts receivable                                 772                1,771
      Inventories                                          38                  192
      Prepaid expenses                                     34                 (173)
      Accounts payable                                   (183)                (560)
      Accrued expenses                                    557                 (518)
      Deferred revenue                                    106                  444
                                                    ----------            ---------

Net cash provided by operating activities           $   1,156             $  1,577
                                                    ----------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of equipment                             (751)              (1,043)
      Increase in other assets                           --                     24
      Purchases of marketable securities              (24,279)             (12,621)
      Proceeds from sales of marketable securities     23,562               11,452

                                                    ----------            ---------

Net cash used in investing activities               $  (1,468)            $ (2,188)
                                                    ----------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from stock plans                           213                  187
                                                    ----------            ---------

Net cash provided by financing activities           $     213             $    187
                                                    ----------            ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                  (284)                (192)
                                                    ----------            ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS           $    (383)            $   (616)

CASH AND CASH EQUIVALENTS, beginning of period          4,042                2,733
                                                    ----------            ---------

CASH AND CASH EQUIVALENTS, end of period            $   3,659             $  2,117
                                                    ----------            ---------
                                                    ----------            ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for income taxes                    $      62             $     56
                                                    ----------            ---------
                                                    ----------            ---------
OTHER TRANSACTIONS NOT PROVIDING (USING) CASH:
      Change in value of marketable securities      $       7             $   (183)
                                                    ----------            ---------
                                                    ----------            ---------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         MEDIA 100 INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (UNAUDITED, EXCEPT FOR NOVEMBER 30, 1997 AMOUNTS)


1.  Basis of Presentation

The accompanying consolidated financial statements include the accounts of Media 100 Inc. ("the Company") and its wholly-owned subsidiaries. The interim financial statements are unaudited. However, in the opinion of management, the consolidated financial statements and disclosures reflect all adjustments necessary for fair presentation. Interim results are not necessarily indicative of results expected for a full year or for any other interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest audited financial statements, which are included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997, filed with the Securities and Exchange Commission.

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

Marketable securities held as of February 28, 1998, consist of the following (in thousands):


Investments available for sale:                 Maturity            Market Value
                                                --------            ------------

U.S. Treasury Notes                         less than 1 year           $ 1,013
U.S. Treasury Notes                            1 - 4 years               5,590
                                                                    ------------
   Total U.S. Treasury Notes                                             6,603

Municipal Bonds                             less than 1 year             2,021
Municipal Bonds                                1 - 2 years                 511
                                                                    ------------
   Total Municipal Bonds                                                 2,532

U.S. Agency Bonds                           less than 1 year               489
U.S. Agency Bonds                           more than 1 year             3,531
                                                                    ------------
   Total U.S. Agency Bonds                                               4,020


Investments available for sale:                 Maturity            Market Value
                                                --------            ------------
Money Market Instruments                                                 9,092

Corporate Obligations                       less than 1 year             5,336
Corporate Obligations                          1 - 3 years               2,051
                                                                    ------------
   Total Corporate Obligations                                           7,387
                                                                    ------------

   Total investments available for sale                             $   29,634
                                                                    ------------
                                                                    ------------


Marketable securities had a cost of $29,709 and $28,974 at February 28, 1998 and November 30, 1997, respectively, and a market value of $29,634 and $28,892, respectively. To reduce the carrying amounts of the February 28, 1998 and November 30, 1997 marketable securities portfolios to market value, a valuation allowance has been reflected as a separate component of stockholders' equity pursuant to the provisions of SFAS No. 115.

3.  Inventories

Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following (in thousands):


                                  February 28,                      November 30,
                                      1998                             1997
                              -------------------          ---------------------
  Raw materials               $               301          $                 305
  Work-in-process                             288                            252
  Finished goods                               69                            139
                              -------------------          ---------------------
                              $               658          $                 696
                              -------------------          ---------------------
                              -------------------          ---------------------


Work-in-process and finished goods inventories include material, labor and manufacturing overhead. Management performs periodic reviews of inventory and disposes of items not required by their manufacturing plan.

4.  Property and equipment, net

Property and equipment, net is stated at cost, less accumulated depreciation and amortization, and consists of the following (in thousands):

                                 February 28,                 November 30,
                                    1998                          1997
                             ---------------------        ----------------------
Machinery and equipment      $             11,167        $               10,428
Furniture and fixtures                      1,300                         1,288
Vehicles                                       12                            12

                             ---------------------        ----------------------
                             $             12,479        $               11,728

Less accumulated
depreciation
and amortization                            4,226                         3,624
                             ---------------------        ----------------------
                             $              8,253        $                8,104
                             ---------------------        ----------------------
                             ---------------------        ----------------------

5.  Net Income (Loss) Per Common Share

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

(ii) From time to time the Company is involved in other disputes and/or litigation encountered in its normal course of business. The Company does not believe that the ultimate impact of the resolution of such other outstanding matters will have a material effect on the Company's business, operating results or financial condition.

7. Capitalized Software Development Costs

The Company capitalizes certain computer software development costs. Capitalization of costs commences upon establishing technological feasibility. Capitalized costs, net of accumulated amortization, were approximately $89,000 as of February 28, 1998 and November 30, 1997, and are included in other assets. These costs are amortized on a straight-line basis over two years, which approximates the economic life of the product. Amortization expense, included in cost of sales in the accompanying consolidated statements of operations, was approximately $15,000 and $80,000 for the three months ended February 28, 1998 and twelve months ended November 30, 1997, respectively.

8. Income Taxes

Due to the net loss in the first quarter of 1998 and the Company's current expectation that it will not be profitable for the full year ended November 30, 1998, the Company anticipates its tax liabilities for fiscal 1998 will not be significant.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Overview

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements based on current expectations, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those expressed in such forward-looking statements. The risks and uncertainties associated with such statements have been described under the heading "Certain Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997.

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

Results of Operations

The following table shows certain consolidated statements of operations data as a percentage of net sales.



                                                                    February 28,                           February 28,
                                                                      1998                                      1997
                                                             -----------------------                   -----------------------
         Net sales                                                           100.0   %                                 100.0  %
         Cost of sales                                                        38.9                                      37.8
                                                             -----------------------                   -----------------------
              Gross profit                                                    61.1                                      62.2
         Operating expenses:
            Research and development expenses                                 28.4                                      17.3




              Selling and marketing expenses                                  34.8                                      36.7

              General and administrative expenses                              9.5                                       8.1

                                                             -----------------------                   -----------------------
                  Total operating expenses                                    72.7                                      62.1

         Operating income (loss)                                            (11.6)                                        .1
         Interest income and other, net                                        4.6                                       1.8

                                                             -----------------------                   -----------------------
         Income (loss) before income taxes                                   (7.0)                                       1.9

         Provision for income taxes                                             .1                                       0.5
                                                             -----------------------                    -----------------------
         Net income (loss)                                                   (7.1)   %                                   1.4  %
                                                             -----------------------                    -----------------------
                                                             -----------------------                    -----------------------

Comparison of First Fiscal Quarter of 1998 to First Fiscal Quarter of 1997

Net sales for the fiscal quarter ended February 28, 1998 were $10,521,000, a decrease of $1,003,000, or 8.7%, from the same period a year ago. Net sales decreased for the quarter ended February 28, 1998 primarily due to lower average selling prices for the Company's Media 100 products. In response to competitive pressures, the Company reduced the selling price of several of its products, including Media 100 qx by $2,000 to $1,995, Media 100 qx with component by $2,000 to $3,995, Media 100 xe by $2,000 to $12,995, and Media 100 xs by $7,000
to $14,995. These pricing actions resulted in lower average selling prices for the Company's products and resulted in lower total net sales for the first fiscal quarter of 1998; however, the lower selling prices allowed the Company to increase the total number of systems sold over the first fiscal quarter of 1997.

Gross profit for the fiscal quarter ended February 28, 1998 was 61.1% compared to 62.2% in the comparable quarter a year ago. This decrease in gross profit was primarily the result of the lower average selling prices discussed above partially offset by reductions in the cost of key component parts used in the manufacture of the Media 100 hardware.

Comparison of First Quarter of 1998 to First Fiscal Quarter of 1997 (continued)

Operating expenses for the fiscal quarter ended February 28, 1998 were $7,651,000, an increase of $494,000, or 6.9%, from the same period a year ago. Research and development expenses for the fiscal quarter ended February 28, 1998 were $2,991,000, an increase of $996,000, or 49.9%, from the same period a year ago. In the first quarter of fiscal 1998, the Company announced its intentions to significantly increase research and development expenditures in fiscal 1998 over fiscal 1997 to support the development of products running on the Windows NT platform. Selling and marketing expenses for the fiscal quarter ended February 28, 1998 were $3,662,000, a decrease of $567,000, or 13.4%, from the same period a year ago. The decrease in selling and marketing expenses reflects primarily reductions in headcount and advertising expenses related to the Company's existing products. The Company expects that selling and marketing expenses will increase from their current levels in connection with the introduction of new products based on the Windows NT platform, which are currently anticipated to begin shipping in the latter half of fiscal 1998. General and administrative expenses for the quarter ended February 28, 1998 were $998,000, an increase of $65,000, or 7.0%, from the same period a year ago. The increase in general and administrative expenses primarily represents additional expense for allowance for doubtful accounts.

The loss from operations for the first fiscal quarter of 1998 was $1,223,000 compared to income of $6,000 for the same period a year ago. The loss from operations for the quarter ended February 28, 1998 was due to lower net sales, lower gross margin and higher operating expenses primarily due to the increase in research and development expenses.

Interest income for the fiscal quarter ended February 28, 1998 was $425,000, or 4.0% of net sales, compared to $462,000, or 4.0% of net sales, in the comparable quarter a year ago. Other income, net of other expense, for the first fiscal quarter of 1998 was $58,000, an increase of $306,000 over the same period a year ago, reflecting the impact of foreign currency translations arising out of the Company's subsidiaries.

The tax provision of $12,000 for the fiscal quarter ended February 28, 1998 compares to $55,000 for the same period a year ago. The Company currently estimates tax liabilities for the full year of 1998 will not be material due to an anticipated loss for fiscal 1998.

The net loss for the fiscal quarter ended February 28, 1998 was $752,000 or $0.09 per share, compared to net income of $165,000, or $.02 per share, for the same period a year ago.


Liquidity and Capital Resources

The Company has funded its operations to date primarily from public offerings of equity securities and cash flows from operations. As of February 28, 1998 the Company's principal sources of liquidity included cash and cash equivalents and marketable securities totaling approximately $33,293,000.

In the first quarter ended February 28, 1998, cash provided by operating activities was approximately $1,156,000 compared to approximately $1,577,000 for the same period a year ago. Cash was generated during the three months of 1998 from an increase in deferred revenue of $106,000 and accrued expenses of $557,000, reductions in accounts receivable of $772,000, inventory of $38,000 and prepaid expenses of $34,000. This increase in cash was partially offset by a reduction in accounts payable of $183,000. Net cash used in investing activities was approximately $1,468,000 during the first three months of 1998 compared to approximately $2,188,000 for the same period a year ago. Cash used in investing activities during the three month period ended February 28, 1998 was primarily for purchases of machinery and equipment of approximately $751,000 and net purchases of marketable securities of approximately $717,000. Cash provided by financing activities during the first three months of 1998 was approximately $213,000 compared to $187,000 for the same period a year ago. All of the cash provided by financing activities in the first three months of 1998 came from proceeds from the Company's stock plans.

The Company believes its existing cash balance, including cash equivalents and marketable securities will be sufficient to meet the Company's cash requirements for at least the next twelve months.

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

Item 6. Exhibits and Reports on Form 8-K

a)  Exhibits

Exhibits required as part of this Quarterly Report on Form 10-Q are listed in the exhibit index on page 13.

b)  Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Media 100 Inc.





Date:   April 14, 1998              By:        /s/ Steven D. Shea
                                              ------------------------
                                              Steven D. Shea
                                              Corporate Controller and
                                              Chief Accounting Officer

                                  EXHIBIT INDEX



          Number                              Description

          27                              Financial Data Schedule