Form 10-Q
period 1998-05-31
MEDIA 100 INC
filed 1998-07-15
CIK 713138

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended:    May 31, 1998
                                                     ------------

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For The Transition Period From       To
                                                 ----     ----

         Commission File Number: 0-14779
                                 -------

                                 MEDIA 100 INC.
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                  04-2532613
----------------------------------    ---------------------------------------
(State or other jurisdiction          (I.R.S. Employer Identification Number)
 of organization or incorporation)

                           290 DONALD LYNCH BOULEVARD
                           MARLBOROUGH, MASSACHUSETTS
     ---------------------------------------------------------------------
                    (Address of principal executive offices)

                                   01752-4748
     ---------------------------------------------------------------------
                                   (Zip code)

                                 (508) 460-1600
     ---------------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X                 No
                             ----                   ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share             8,274,115 shares
--------------------------------------     ---------------------------------
                Class                         Outstanding at June 30, 1998

                         MEDIA 100 INC. AND SUBSIDIARIES



                                      INDEX
                                     -------

                                                                         PAGE
PART I - FINANCIAL INFORMATION                                          NUMBER
                                                                        ------
   ITEM 1      Consolidated Financial Statements:
               Consolidated Balance Sheets as of
                  May 31, 1998 and November 30, 1997                      3

               Consolidated Statements of Operations for the three
                  and six months ended May 31, 1998 and May 31, 1997      4

               Consolidated Statements of Cash Flows for the six
                  months ended May 31, 1998 and May 31, 1997              5

               Notes to Consolidated Financial Statements               6 - 8

   ITEM 2      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   9 - 11


PART II - OTHER INFORMATION
   ITEM 1      Legal Proceedings                                          12

   ITEM 4      Submission of Matters to a Vote of Security Holders        12

   ITEM 6      Exhibits and Reports on Form 8-K                           12

SIGNATURES                                                                13

EXHIBIT INDEX                                                             14

                         PART I - FINANCIAL INFORMATION

                         MEDIA 100 INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                  May 31,           November 30,
                                                                   1998                  1997
(in thousands)                                                 --------------       ---------------
ASSETS                                                          (unaudited)

Current assets:
             Cash and cash equivalents                       $         2,984     $           4,042
             Marketable securities                                    30,918                28,892
             Accounts receivable, net of reserves of
               $397 in 1998 and $411 in 1997                           5,847                 7,689
             Inventories                                                 661                   696
             Prepaid expenses                                            655                   743
                                                               --------------      ----------------
                  Total current assets                                41,065                42,062

Property and equipment, net                                            8,694                 8,104

Other assets, net                                                        593                   593

                                                               --------------      ----------------

Total assets                                                 $        50,352     $          50,759
                                                               --------------      ----------------
                                                               --------------      ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
             Accounts payable                                $         1,659     $           1,953
             Accrued expenses                                          9,334                 6,958
             Deferred revenue                                          5,265                 4,005
                                                               --------------      ----------------
                  Total current liabilities                           16,258                12,916

Commitments and contingencies (Note 6)                               -                    -

Stockholders' equity:
             Preferred stock                                         -                    -
             Common stock                                                 83                    82
             Capital in excess of par value                           40,744                40,477
             Retained deficit                                        (6,649)               (2,547)
             Cumulative translation adjustment                         (128)                  (87)
             Unrealized holding gain (loss) on
                available for sale securities, net                        44                  (82)
                                                               --------------      ----------------

                  Total stockholders' equity                          34,094                37,843
                                                               --------------      ----------------

Total liabilities and stockholders' equity                   $        50,352     $          50,759
                                                               --------------      ----------------
                                                               --------------      ----------------


               The accompanying notes are an integral part of these
                       consolidated financial statements.

                         MEDIA 100 INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                   Three Months Ended May 31,              Six Months Ended May 31,
   (in thousands, except per share data)            1998              1997                  1998               1997
                                                  ----------      --------------        --------------     --------------
   Net sales                                   $     9,637     $         12,102      $         20,158    $        23,626

   Cost of sales                                     3,759                4,730                 7,852              9,091
                                                 ----------      ---------------       ---------------     --------------

        Gross profit                                 5,878                7,372                12,306             14,535
                                                 ----------      ---------------       ---------------     --------------

   Operating expenses:
        Research and development                     4,774                2,161                 7,765              4,156
        Selling and marketing                        3,740                4,134                 7,402              8,363
        General and administrative                     968                1,014                 1,966              1,947
                                                 ----------      ---------------       ---------------     --------------
           Total operating expenses                  9,482                7,309                17,133             14,466
                                                 ----------       --------------       ---------------     --------------

        Income (loss) from                         (3,604)                   63               (4,827)                 69
        operations

   Interest income                                     416                  432                   841                894
   Other expense, net                                (162)                 (76)                 (104)              (324)
                                                 ----------      ---------------       ---------------     --------------

        Income (loss) before tax
           provision                               (3,350)                  419               (4,090)                639

   Tax provision                                         0                   83                    12                138
                                                 ----------      ---------------       ---------------     --------------

       Net income (loss)                       $   (3,350)     $            336      $        (4,102)    $           501
                                                 ----------      ---------------       ---------------     --------------
                                                 ----------      ---------------       ---------------     --------------

   Earnings (loss) per share:

      Basic                                    $      (.41)     $                     $         (.50)    $          0.06
                                                                           0.04
                                                 ----------      ---------------       ---------------     --------------
                                                 ----------      ---------------       ---------------     --------------

      Diluted                                   $     (.41)     $          0.04       $         (.50)    $          0.06
                                                 ----------      ---------------       ---------------     --------------
                                                 ----------      ---------------       ---------------     --------------

   Weighted average common shares
     outstanding

      Basic                                          8,258                8,127                 8,245              8,119
                                                 ----------      ---------------       ---------------     --------------
                                                 ----------      ---------------       ---------------     --------------

      Diluted                                        8,258                8,209                 8,245              8,246
                                                 ----------      ---------------       ---------------     --------------
                                                 ----------      ---------------       ---------------     --------------


             The accompanying notes are an integral part of these
                     consolidated financial statements.

                         MEDIA 100 INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                             Six Months Ended May 31,
(in thousands)                                                                               1998                1997
                                                                                        ---------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                                  $         (4,102)    $             501
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
                Depreciation and amortization                                                    1,333                  681
                (Gain) loss on sale of marketable securities                                       (11)                   2

  Changes in assets and liabilities
                Accounts receivable                                                              1,842                3,417
                Inventories                                                                         35                  735
                Prepaid expenses                                                                    88                  (6)
                Accounts payable                                                                 (294)              (1,305)
                Accrued expenses                                                                 2,376                 (80)
                Deferred revenue                                                                 1,260                1,026
                                                                                        ---------------     ----------------

  Net cash provided by operating activities                                           $          2,527    $           4,971
                                                                                        ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
                Purchases of equipment                                                         (1,923)               (4,774)
                Increase in other assets                                                      -                          24
                Purchases of marketable securities                                            (60,319)              (20,583)
                Proceeds from sales of marketable securities                                    58,430               20,043
                                                                                        ---------------     ----------------

  Net cash used in investing activities                                               $        (3,812)    $          (5,290)
                                                                                        ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
                Proceeds from stock plans                                                          268                  233
                                                                                        ---------------     ----------------

  Net cash provided by financing activities                                           $            268    $             233
                                                                                        ---------------     ---------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                           (41)                  (45)
                                                                                        ---------------     ----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                             $        (1,058)    $            (131)

CASH AND CASH EQUIVALENTS, beginning of period                                                   4,042                2,733
                                                                                        ---------------     ----------------

CASH AND CASH EQUIVALENTS, end of period                                              $          2,984    $           2,602
                                                                                        ---------------     ----------------
                                                                                        ---------------     ----------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                Cash paid for income taxes                                            $             62    $              90
                                                                                        ---------------     ----------------
                                                                                        ---------------     ----------------

OTHER TRANSACTIONS NOT PROVIDING (USING) CASH:
                Acquisition of equipment under capital lease obligations              $       -           $            (221)
                                                                                        ---------------     ----------------
                                                                                        ---------------     ----------------
                Increase in value of marketable securities                            $            126    $             172
                                                                                        ---------------     ----------------
                                                                                        ---------------     ----------------


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

2. Cash Equivalents and Marketable Securities

Cash equivalents are carried at cost, which approximates market value, and have original maturities of less than three months. Cash equivalents include money market accounts.

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



Marketable securities held as of May 31, 1998, consist of the following (in thousands):


Investments available for sale:    Maturity              Market Value
                                   --------              ------------
U.S. Treasury Notes             less than 1 year     $            1,013
U.S. Treasury Notes                  1 - 5 years                  6,624
                                                        ----------------
   Total U.S. Treasury Notes                                      7,637

Municipal Bonds                 less than 1 year                  3,337
Municipal Bonds                      1 - 3 years                  1,563
                                                        ----------------
   Total Municipal Bonds                                          4,900

U.S. Agency Bonds               less than 1 year                  2,031
U.S. Agency Bonds               more than 1 year                  4,556
                                                        ----------------
   Total U.S. Agency Bonds                                        6,587

Money Market Instruments        none                              6,543


Investments available for sale:                 Maturity              Market Value
                                            ----------------     ---------------------
Corporate Obligations                       less than 1 year                    1,388
Corporate Obligations                            1 - 3 years                    3,863
                                                                    ------------------
   Total Corporate Obligations                                                  5,251
                                                                    ------------------
     Total investments available for sale                        $             30,918
                                                                    ------------------
                                                                    ------------------


Marketable securities had a cost of $30,874 and $28,974 at May 31, 1998 and November 30, 1997, respectively, and a market value of $30,918 and $28,892, respectively. To adjust the carrying amount of the May 31, 1998 and November 30, 1997 marketable securities portfolio to market value, a valuation allowance has been reflected as a separate component of stockholders' equity pursuant to the provisions of SFAS No. 115.

3.  Inventories

Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following (in thousands):


                                   May 31,              November 30,
                                    1998                    1997
                                --------------         ----------------
          Raw materials      $            364       $              305
          Work-in-process                 195                      252
          Finished goods                  102                      139
                                --------------         ----------------
                             $            661       $              696
                                --------------         ----------------
                                --------------         ----------------


Work-in-process and finished goods inventories include material, labor and manufacturing overhead. Management performs periodic reviews of inventory and disposes of items not required by their manufacturing plan.

4.  Property and equipment, net

Property and equipment, net is stated at cost, less accumulated depreciation and amortization, and consists of the following (in thousands):



                                                             May 31,               November 30,
                                                              1998                     1997
                                                         ----------------        -----------------
      Machinery and equipment                          $          10,994      $            10,428
      Furniture and fixtures                                       1,307                    1,288
      Vehicles                                                        11                       12
                                                          ---------------        -----------------
                                                       $          12,312      $            11,728
      Less accumulated depreciation and amortization               3,618                    3,624
                                                          ---------------        -----------------
                                                       $           8,694      $             8,104
                                                          ---------------        -----------------
                                                          ---------------        -----------------


5.  Net Income (Loss) Per Common Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (SFAS No. 128). The new standard simplifies the computation of earnings per share and increases comparability to international standards. Under SFAS No. 128, primary earnings per share is replaced by "Basic" earnings per share, which excludes potentially dilutive equity instruments and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. "Diluted" earnings per share, which is computed similarly to fully diluted earnings per share, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

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

7. Capitalized Software Development Costs

The Company capitalizes certain computer software development costs. Capitalization of costs commences upon establishing technological feasibility. Capitalized costs, net of accumulated amortization, were approximately $89,000 as of May 31, 1998 and November 30, 1997, and are included in other assets. These costs are amortized on a straight-line basis over two years, which approximates the economic life of the product. Amortization expense, included in cost of sales in the accompanying consolidated statements of operations, was approximately $30,000 and $80,000 for the six months ended May 31, 1998 and twelve months ended November 30, 1997, respectively.

8. Income Taxes

Due to the net loss for the three and six months ended May 31, 1998 and the Company's current expectation that it will not be profitable for the full year ended November 30, 1998, the Company anticipates its tax liabilities for fiscal 1998 will not be significant.


9. Accrued Expenses

Accrued expenses at May 31, 1998 and November 30, 1997 consist of the following (in thousands):


                                                    May 31,      November 30,
                                                     1998            1997
                                                    -------      ------------
    Accrued commissions                             $   203        $   213
    Payroll and related taxes                         2,136          1,552
    Accrued marketing, legal and other expense        6,491          4,689
    Accrued taxes                                       504            504
                                                    -------      ------------
                                                    $ 9,334        $ 6,958
                                                    -------      ------------
                                                    -------      ------------

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

Results of Operations

The following table shows certain consolidated statements of operations data as a percentage of net sales.


                                            Three Months Ended May 31,            Six Months Ended May 31,
                                              1998               1997             1998               1997
                                          --------------      -----------      -----------        ------------
       Net sales                                  100.0  %         100.0  %         100.0  %            100.0  %
       Cost of sales                               39.0             39.1             38.9                38.5
                                          --------------      -----------      -----------        ------------
            Gross profit                           61.0             60.9             61.1                61.5
       Operating expenses:
            Research and development               49.5             17.9             38.5                17.6
            Selling and marketing                  38.8             34.1             36.7                35.4
            General and administrative             10.1              8.4              9.8                 8.2
                                          --------------      -----------      -----------        ------------
                 Total operating expenses          98.4             60.4             85.0                61.2

       Income (loss) from operations             (37.4)               .5           (23.9)                  .3
       Interest income and other, net               2.6              3.0              3.6                 2.4
                                          --------------      -----------      -----------        ------------
       Income (loss) before tax provision        (34.8)              3.5           (20.3)                 2.7
       Tax provision                            -                     .7           -                       .6
                                          --------------      -----------      -----------        ------------
       Net income (loss)                         (34.8)  %           2.8  %        (20.3)  %              2.1  %
                                          --------------      -----------      -----------        ------------
                                          --------------      -----------      -----------        ------------


Comparison of Second Fiscal Quarter of 1998 to Second Fiscal Quarter of 1997

Net sales for the fiscal quarter ended May 31, 1998 were $9,637,000, a decrease of $2,465,000, or 20.4%, from the same period a year ago. Net sales decreased for the quarter ended May 31, 1998 primarily due to a decrease in overall units sold and lower average selling prices for the Company's Media 100 products. The Company's product line includes hardware and software products priced from $1,995 to $19,995, hardware and software upgrades for these products and technical support services for all of the Company's products. The decline in net sales and lower average selling prices was partially offset by higher net sales of hardware and software upgrades and technical support services.

Gross profit for the fiscal quarter ended May 31, 1998 was 61.0%, compared to 60.9% in the comparable quarter a year ago. Reductions in the cost of key component parts used in the manufacture of the Media 100 hardware offset the lower average selling prices allowing the Company's gross profit to remain consistent with the year ago level.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Comparison of Second Fiscal Quarter of 1998 to Second Fiscal Quarter of 1997 (continued)

The Company sustained an operating loss for the second fiscal quarter of 1998 of $3,604,000 compared to income from operations of $63,000 for the same period a year ago. Operating income was lower in the quarter ended May 31, 1998 due to lower net sales and higher operating expenses. Operating expenses for the second fiscal quarter of 1998 were $9,482,000, an increase of $2,173,000, or 29.7%, from the same period a year ago. In the first quarter of fiscal 1998, the Company announced its intentions to significantly increase research and development expenditures in fiscal 1998 over fiscal 1997 to support the development of products running on the Windows NT platform. Research and development expenses for the second quarter of fiscal 1998 were $4,774,000, an increase of $ 2,613,000, or 120.9%, from the same period a year ago. Selling and marketing expenses for the second fiscal quarter of 1998 were $3,740,000, a decrease of $394,000, or 9.5%, from the same period a year ago. The Company expects that selling and marketing expenses will increase from their current levels in connection with introduction of new products based on the Windows NT platform; the Company expects to begin such shipments in the latter half of fiscal 1998. General and administrative expenses for the second fiscal quarter of 1998 were $968,000, a decrease of $46,000, or 4.5%, from the same period a year ago.

Interest income for the fiscal quarter ended May 31, 1998 was $416,000, or 4.3% of net sales, compared to $432,000, or 3.6% of net sales, in the comparable quarter a year ago. Other expense, net of other income, for the second fiscal quarter of 1998 was $162,000 an increase of $86,000 over the same period a year ago, reflecting the impact of foreign currency translations arising out of the Company's subsidiaries.

The Company currently estimates its tax liabilities for the full year of 1998 will not be material due to an anticipated loss for fiscal 1998 and therefore the Company has not provided for income taxes. This compares to a tax provision of $83,000 for the fiscal quarter ended May 31, 1997.

The net loss for the second fiscal quarter ended May 31, 1998 was $ 3,350,000 or $0.41 per share, compared to net income of $336,000, or $0.04 per share, for the same period a year ago.

Comparison of First Six Months of 1998 to the First Six Months of 1997

Net sales for the first six months of 1998 were $20,158,000, a decrease of $3,468,000, or 14.7%, from the same period a year ago. The decrease in net sales for the six months ended May 31, 1998 is primarily attributable to lower unit sales and lower average selling prices for the Company's Media 100 products. The Company's product line includes hardware and software products priced from $1,995 to $19,995, hardware and software upgrades for these products and technical support services for all of the Company's products. The decline in net sales and lower average selling prices was partially offset by higher net sales of hardware and software upgrades and technical support services.

Gross margin for the first six months of 1998 was 61.1%, compared to 61.5% in the comparable period a year ago. This decrease in gross profit was primarily the result of lower average selling prices partially offset by reductions in the cost of key component parts used in the manufacture of the Media 100 hardware.

The Company sustained an operating loss for the first six months of 1998 of $4,827,000 compared to income from operations of $69,000 for the same period a year ago. Operating income was lower for the six month period ended May 31, 1998 due to a decrease in sales and an expected increase in operating expenses. Operating expenses for the first six months of 1998 were $17,133,000, an increase of $2,667,000, or 18.4%, from the same period a year ago. In the first quarter of fiscal 1998, the Company announced its intentions to significantly increase research and development expenditures in fiscal 1998 over fiscal 1997 to support the development of products running on the Windows NT platform. Research and development expenses for the first six months of fiscal 1998 were $7,765000, an increase of $ 3,609,000, or 86.8%, from the same period a year ago. Selling and marketing expenses for the first six months of fiscal 1998 were $7,402,000, a decrease of $961,000, or 11.5%, from the same period a year

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)



Comparison of First Six Months of 1998 to the First Six Months of 1997
(continued)

ago. The decrease in selling and marketing expenses reflects primarily reductions in headcount and advertising expenses related to the Company's existing products. However, the Company expects that selling and marketing expenses will increase from their current levels in connection with introduction of new products based on the Windows NT platform; the Company expects to begin such shipments in the latter half of fiscal 1998. General and administrative expenses for the first six months of fiscal 1998 were $1,966,000, an increase of $19,000, or .1%, from the same period a year ago.

Interest income for the first six months of 1998 was $841,000, or 4.2% of net sales, compared to $894,000, or 3.8% of net sales, in the comparable period a year ago. Other expense, net of other income, for the six month period ended May 31, 1998 was $104,000, a decrease of $220,00 over the same period a year ago, reflecting the impact of foreign currency translations arising out of the Company's subsidiaries.

The Company currently estimates its tax liabilities for the full year of 1998 will not be material due to an anticipated loss for fiscal 1998 and therefore a $12,000 tax provision has been established. This compares to a tax provision of $138,000 for the first six months of fiscal 1997.

The net loss for the six month period ended May 31, 1998 was $4,102,000 or $0.50 per share, compared to net income of $501,000, or $0.06 per share, for the same period a year ago.


Liquidity and Capital Resources

The Company has funded its operations to date primarily from public offerings of equity securities and cash flows from operations. As of May 31, 1998 the Company's principal sources of liquidity included cash and cash equivalents and marketable securities totaling approximately $33,902,000.

In the first six months of 1998, cash provided by operating activities was approximately $2,527,000 compared to approximately $4,971,000 for the same period a year ago. Cash was generated during the six months ended May 31, 1998 from an increase in accrued expenses of $2,376,000 and deferred revenue of $1,260,000 and a reduction in accounts receivable of $1,842,000. This increase in cash was partially offset by a reduction in accounts payable of $294,000. Net cash used in investing activities was approximately $3,812,000 during the first six months of 1998 compared to approximately $5,290,000 for the same period a year ago. Cash used in investing activities during the six month period ended May 31, 1998 was primarily for purchases of equipment of approximately $1,923,000 and net purchases of marketable securities of approximately $1,889,000. Cash provided by financing activities during the first six months of 1998 was approximately $268,000 compared to $233,000 for the same period a year ago. All of the cash provided by financing activities in the first six months of 1998 came from proceeds from the Company's stock plans.

The Company believes its existing cash balance, including cash equivalents and marketable securities, will be sufficient to meet the Company's cash requirements for at least the next twelve months.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

i) On June 7, 1995, a lawsuit was filed against the Company by Avid Technology, Inc. ("Avid"), in the United States District Court for the District of Massachusetts. The complaint generally alleges patent infringement by the Company arising from the manufacture, sale, and use of the Company's Media 100 product. The complaint includes requests for injunctive relief, treble damages, interest, costs and fees. In July, 1995 the Company filed an Answer and Counterclaim denying any infringement and asserting that the Avid patent in question is invalid. The Company intends to vigorously defend the lawsuit. In addition, Avid is seeking reissue of the patent, including claims that it asserts are broader than in the existing patent, and these reissue proceedings remain pending before the U.S. Patent and Trademark Office. On January 16, 1998, the court dismissed the lawsuit without prejudice to either party moving to restore it to the docket upon completion of all matters pending before the U.S. Patent and Trademark Office. There can be no assurance that the Company will prevail in the lawsuit asserted by Avid or that the expense or other effects of the lawsuit, whether or not the Company prevails, will not have a material adverse effect on the Company's business, operating results and financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held an annual meeting of stockholders on April 15, 1998, at which the stockholders approved the following proposals by the number of shares of Common Stock voted as noted below:

Proposal


       (1)  Election of Directors       Number of Shares
                                        ----------------
                                  Voted For              Withheld
                                  ---------              --------
       John A. Molinari           7,107,324               201,846
       Roger Redmond              7,119,824               189,346
       Maurice L. Castonguay      7,119,274               189,896
       Bruce I. Sachs             7,118,774               190,396
       Paul J. Severino           7,118,290               190,880

 (2)


                                                                        Number of Shares
                                                            Voted For     Voted Against     Abstained
                                                            ---------   ----------------    ---------
Increase by 200,000 the number of shares of the Company's
common stock, $.01 par value per share available for
issuance under the 1986 Employee Stock Purchase Plan for a
total of 800,000 shares available under such plan:          7,028,030       268,666         12,474



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


                               Media 100 Inc.





Date:     July 14, 1998        By:   /s/ Steven D. Shea
                                  --------------------------
                                         Steven D. Shea
                                    Corporate Controller
                                    (Principal Financial Officer
                                     and Principal Accounting Officer)

                                  EXHIBIT INDEX



     Number                              Description
     ------                              -----------
       3.2                      By-laws of Media 100, Inc., as amended
       27                       Financial Data Schedule
