Form 10-Q
period 1998-08-31
MEDIA 100 INC
filed 1998-10-14
CIK 713138

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended:    August 31, 1998
                                                     ---------------

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                  For The Transition Period From       To

         Commission File Number: 0-14779
                                 -------

                                 MEDIA 100 INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

                   DELAWARE                               04-2532613
                   --------                               ----------
      (State or other jurisdiction of                  (I.R.S. Employer
       organization or incorporation)                  Identification Number)


                           290 DONALD LYNCH BOULEVARD
                           MARLBOROUGH, MASSACHUSETTS
                        --------------------------------
                    (Address of principal executive offices)

                                   01752-4748
                                   ----------
                                   (Zip code)

                                 (508) 460-1600
                                ---------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes     X                 No
                                            -

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                   8,327,347 shares
--------------------------------------                   ----------------
              Class                            Outstanding at September 30, 1998

                         MEDIA 100 INC. AND SUBSIDIARIES



                                      INDEX
                                      -----

                                                                                                  PAGE
PART I - FINANCIAL INFORMATION                                                                   NUMBER
                                                                                                 ------
   ITEM 1      Consolidated Financial Statements:
               Consolidated Balance Sheets as of
                  August 31, 1998 and November 30, 1997                                            3

               Consolidated Statements of Operations for the three
                  and nine months ended August 31, 1998 and August 31, 1997                        4



               Consolidated Statements of Cash Flows for the nine
                  months ended August 31, 1998 and August 31, 1997                                 5

               Notes to Consolidated Financial Statements                                        6 - 9

   ITEM 2      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                           10 - 12


PART II - OTHER INFORMATION
   ITEM 1      Legal Proceedings                                                                   13

   ITEM 6      Exhibits and Reports on Form 8-K                                                    13

SIGNATURES                                                                                         14

EXHIBIT INDEX                                                                                      15

                         PART I - FINANCIAL INFORMATION

                         MEDIA 100 INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                        August 31,          November 30,
(in thousands)                                                                             1998                  1997
                                                                                       --------------       ---------------
ASSETS                                                                                  (unaudited)
Current assets:
             Cash and cash equivalents                                               $         2,957     $           4,042
             Marketable securities                                                            30,999                28,892
             Accounts receivable, net of reserves of
               $329 in 1998 and $411 in 1997                                                   4,874                 7,689
             Inventories                                                                         718                   696
             Prepaid expenses                                                                    819                   743
                                                                                       --------------      ----------------
                  Total current assets                                                        40,367                42,062

Property and equipment, net                                                                    8,600                 8,104

Other assets, net                                                                                593                   593

                                                                                       --------------      ----------------

Total assets                                                                         $        49,560     $          50,759
                                                                                       --------------      ----------------
                                                                                       --------------      ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
             Accounts payable                                                        $         1,507     $           1,953
             Accrued expenses                                                                 10,034                 6,958
             Deferred revenue                                                                  5,972                 4,005
                                                                                       --------------      ----------------
                  Total current liabilities                                                   17,513                12,916

Commitments and contingencies (Note 6)                                                       -                    -

Stockholders' equity:
             Preferred stock                                                                 -                    -
             Common stock                                                                         83                    82
             Capital in excess of par value                                                   40,908                40,477
             Retained deficit                                                                (9,068)               (2,547)
             Cumulative translation adjustment                                                 (101)                  (87)
             Unrealized holding gain (loss) on
                available for sale securities, net                                               225                  (82)
                                                                                       --------------      ----------------

                  Total stockholders' equity                                                  32,047                37,843
                                                                                       --------------      ----------------

Total liabilities and stockholders' equity                                           $        49,560     $          50,759
                                                                                       --------------      ----------------
                                                                                       --------------      ----------------


The accompanying notes are an integral part of these consolidated financial statements.

                         MEDIA 100 INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                        Three Months Ended August 31,          Nine Months Ended August 31,
   (in thousands, except per share data)                 1998                1997                  1998               1997
                                                      -----------      -----------------       -------------     ----------------

   Net sales                                        $      10,124    $           11,107      $       30,282    $          34,732

   Cost of sales                                            3,951                 4,387              11,803               13,479
                                                      ------------     -----------------       -------------     ----------------

        Gross profit                                        6,173                 6,720              18,479               21,253
                                                      ------------     -----------------       -------------     ----------------

   Operating expenses:
        Research and development                            4,413                 1,967              12,178                6,123
        Selling and marketing                               3,728                 4,000              11,130               12,363
        General and administrative                            938                 1,027               2,904                2,973
        Restructuring charge                               -                        526             -                        526
                                                      ------------     -----------------       -------------     ----------------
           Total operating expenses                         9,079                 7,520              26,212               21,985
                                                      ------------     -----------------       -------------     ----------------

        Loss from operations                              (2,906)                 (800)             (7,733)                (732)

   Interest income                                            447                   448               1,288                1,343
   Other income (expense), net                                 40                 (154)                (64)                (479)
                                                      ------------     -----------------       -------------     ----------------

        Income (loss) before tax
           provision (benefit)                            (2,419)                 (506)             (6,509)                  132

   Income tax provision (benefit)                          -                      (101)                  12                   36
                                                      ------------     -----------------       -------------     ----------------

       Net income (loss)                            $     (2,419)    $            (405)      $      (6,521)    $              96
                                                      ------------     -----------------       -------------     ----------------
                                                      ------------     -----------------       -------------     ----------------

   Earnings (loss) per share:

      Basic                                         $       (.29)    $            (.05)      $        (.79)     $            .01
                                                      ------------     -----------------       -------------     ----------------
                                                      ------------     -----------------       -------------     ----------------

      Diluted                                       $       (.29)               $ (.05)      $        (.79)    $             .01

                                                      ------------     -----------------       -------------     ----------------
                                                      ------------     -----------------       -------------     ----------------

   Weighted average common shares
     outstanding:

      Basic                                                 8,306                 8,164               8,265                8,134
                                                      ------------     -----------------       -------------     ----------------
                                                      ------------     -----------------       -------------     ----------------

     Diluted                                                8,306                 8,164               8,265                8,239
                                                      ------------     -----------------       -------------     ----------------
                                                      ------------     -----------------       -------------     ----------------

The accompanying notes are an integral part of these consolidated financial statements.

                         MEDIA 100 INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                           Nine Months Ended August 31,
(in thousands)                                                                               1998                1997
                                                                                        ---------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                  $         (6,521)    $              96
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
                Depreciation and amortization                                                    2,089                1,111
                (Gain) loss on sale of marketable securities                                      (11)                   19

   Changes in assets and liabilities
                Accounts receivable                                                              2,815                4,383
                Inventories                                                                       (22)                  302
                Prepaid expenses                                                                  (76)                 (65)
                Accounts payable                                                                 (446)                (801)
                Accrued expenses                                                                 3,076                (124)
                Deferred revenue                                                                 1,967                1,636
                                                                                        ---------------     ----------------

  Net cash provided by operating activities                                           $          2,871    $          6,557
                                                                                        ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
                Purchases of equipment                                                         (2,585)              (5,519)
                Increase in other assets                                                      -                          23
                Purchases of marketable securities                                            (77,241)             (41,008)
                Proceeds from sales of marketable securities                                    75,452               39,307
                                                                                        ---------------     ----------------

  Net cash used in investing activities                                               $        (4,374)    $        (7,197)
                                                                                        ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
                Proceeds from stock plans                                                          432                  411
                                                                                        ---------------     ----------------

  Net cash provided by financing activities                                           $            432    $            411
                                                                                        ---------------     ---------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                           (14)                 (93)
                                                                                        ---------------     ----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                             $        (1,085)    $           (322)

CASH AND CASH EQUIVALENTS, beginning of period                                                   4,042                2,733
                                                                                        ---------------     ----------------

CASH AND CASH EQUIVALENTS, end of period                                              $          2,957    $           2,411
                                                                                        ---------------     ----------------
                                                                                        ---------------     ----------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                Cash paid for income taxes                                            $            138    $             90
                                                                                        ---------------     ----------------
                                                                                        ---------------     ----------------

OTHER TRANSACTIONS NOT PROVIDING (USING) CASH:
                Acquisition of equipment under capital lease obligations              $       -           $          (221)
                                                                                        ---------------     ----------------
                                                                                        ---------------     ----------------
                Increase in value of marketable securities                            $            307    $             110
                                                                                        ---------------     ----------------
                                                                                        ---------------     ----------------


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

Marketable securities held as of August 31, 1998, consist of the following (in thousands):

Investments available for sale:                                        Maturity              Market Value
                                                                       --------              ------------

U.S. Treasury Notes                                                 less than 1 year     $            1,016
U.S. Treasury Notes                                                      1 - 4 years                  6,717
                                                                                            ----------------
   Total U.S. Treasury Notes                                                                          7,733

Municipal Bonds                                                     less than 1 year                  1,405
Municipal Bonds                                                           1 -3 years                  1,581
                                                                                            ----------------
   Total Municipal Bonds                                                                              2,986

U.S. Agency Bonds                                                   less than 1 year                  2,041
U.S. Agency Bonds                                                   more than 1 year                  4,402
                                                                                            ----------------
   Total U.S. Agency Bonds                                                                            6,443

Money Market Instruments                                                 None                         7,369

Investments available for sale:                                       Maturity              Market Value
                                                                      --------              ------------

Corporate Obligations                                             less than 1 year                    1,207
Corporate Obligations                                                  1 - 3 years                    5,261
                                                                                          ------------------
   Total Corporate Obligations                                                                        6,468
                                                                                          ------------------
     Total investments available for sale                                              $             30,999
                                                                                          ------------------
                                                                                          ------------------

Marketable securities had a cost of $30,774 and $28,974 at August 31, 1998 and November 30, 1997, respectively, and a market value of $30,999 and $28,892, respectively. To adjust the carrying amount of the August 31, 1998 and November 30, 1997 marketable securities portfolio to market value, an unrealized gain
(loss) has been reflected as a separate component of stockholders' equity pursuant to the provisions of SFAS No. 115.

3.  Inventories

Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following (in thousands):

                                                                August 31,             November 30,
                                                                   1998                    1997
                                                               --------------         ----------------
          Raw materials                                     $            258       $              305
          Work-in-process                                                310                      252
          Finished goods                                                 150                      139
                                                               --------------         ----------------
                                                            $            718       $              696
                                                               --------------         ----------------
                                                               --------------         ----------------

Work-in-process and finished goods inventories include material, labor and manufacturing overhead. Management performs periodic reviews of inventory and disposes of items not required by their manufacturing plan.

4.  Property and equipment, net

Property and equipment, net is stated at cost, less accumulated depreciation and amortization, and consists of the following (in thousands):

                                                                      August 31,             November 30,
                                                                        1998                     1997
                                                                   ----------------        -----------------
      Machinery and equipment                                    $          11,631      $            10,428
      Furniture and fixtures                                                 1,332                    1,288
      Vehicles                                                                  11                       12

                                                                    ---------------        -----------------
                                                                 $          12,974      $            11,728
      Less accumulated depreciation and amortization                         4,374                    3,624
                                                                    ---------------        -----------------
                                                                 $           8,600      $             8,104
                                                                    ---------------        -----------------
                                                                    ---------------        -----------------

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                          Three Months Ended August 31,        Nine Months Ended August 31,
                                                          1998 (1)          1997(1)            1998(1)            1997
                                                         -----------       -----------        -----------      -----------
       NUMERATOR:
         Net income (loss)                               $ (2,419)         $   ( 405)         $ (6,521)        $    96
                                                         -----------       -----------        -----------      -----------

         Numerator for basic and dilutive earnings per
            share - income (loss) available to common
            shareholders                                 $ (2,419)         $   ( 405)         $ (6,521)        $    96
                                                         -----------       -----------        -----------      -----------
                                                         -----------       -----------        -----------      -----------

       DENOMINATOR:

         Denominator for basic earnings per share -
           weighted -average shares outstanding               8,306             8,164              8,265            8,134

         Effect of dilutive securities:
            Employee stock options                           -                 -                  -                   105
                                                         -----------       -----------        -----------      -----------

         Dilutive potential common shares                    -                 -                  -                   105
                                                         -----------       -----------        -----------      -----------

        Denominator for diluted earnings per share -
         adjusted weighted-average shares outstanding         8,306             8,164              8,265            8,239
                                                         -----------       -----------        -----------      -----------
                                                         -----------       -----------        -----------      -----------

       Basic earnings (loss) per share                   $    (.29)        $    (.05)         $    (.79)       $      .01
                                                         -----------       -----------        -----------      -----------
                                                         -----------       -----------        -----------      -----------

        Dilutive earnings (loss)  per share              $    (.29)        $    (.05)         $    (.79)       $      .01
                                                         -----------       -----------        -----------      -----------
                                                         -----------       -----------        -----------      -----------

(1) Diluted earnings per share does not reflect any potential shares relating to employee stock options due to a loss reported for the period, in accordance with FAS 128.

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

7. Capitalized Software Development Costs

The Company capitalizes certain computer software development costs. Capitalization of costs commences upon establishing technological feasibility. Capitalized costs, net of accumulated amortization, were approximately $89,000 as of August 31, 1998 and November 30, 1997, and are included in other assets. These costs are amortized on a straight-line basis over two years, which approximates the economic life of the product. Amortization expense, included in cost of sales in the accompanying consolidated statements of operations, was approximately $45,000 and $65,000 for the nine months ended August 31, 1998 and August 31, 1997, respectively.

8. Income Taxes

Due to the net loss for the three and nine months ended August 31, 1998 and the Company's current expectation that it will not be profitable for the full year ended November 30, 1998, the Company anticipates its tax liabilities for fiscal 1998 will not be significant.

9.  Accrued Expenses

Accrued expenses at August 31, 1998 and November 30, 1997 consist of the following (in thousands):

                                                                          August 31,            November 30,
                                                                             1998                 1997
                                                                         -------------        --------------
      Accrued commissions                                             $           200      $            213
      Payroll and related taxes                                                 1,708                 1,552
      Accrued engineering, marketing, legal and other expense                   7,622                 4,689
      Accrued taxes                                                               504                   504
                                                                         -------------        --------------
                                                                      $        10,034      $          6,958
                                                                         -------------        --------------
                                                                         -------------        --------------

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

Results of Operations

The following table shows certain consolidated statements of operations data as a percentage of net sales.

                                                    Three Months Ended August 31,            Nine Months Ended August 31,
                                                     1998                1997                1998                1997
                                                 --------------      --------------        ----------       ----------------
       Net sales                                         100.0  %            100.0  %          100.0  %               100.0  %
       Cost of sales                                      39.0                39.5              39.0                   38.8
                                                 --------------      --------------        ----------       ----------------
            Gross profit                                  61.0                60.5              61.0                   61.2
       Operating expenses:
            Research and development                      43.6                17.7              40.2                   17.6
            Selling and marketing                         36.8                36.0              36.7                   35.6
            General  and administrative                    9.3                 9.3               9.6                    8.6
            Restructuring charge                       -                       4.7             -                        1.5
                                                 --------------      --------------        ----------       ----------------
                 Total operating expenses                 89.7                67.7              86.5                   63.3
                                                 --------------      --------------        ----------       ----------------
       Loss from operations                             (28.7)               (7.2)            (25.5)                  (2.1)
       Interest income and other, net                      4.8                 2.7               4.0                    2.5
                                                 --------------      --------------        ----------       ----------------
       Income (loss) before tax provision               (23.9)               (4.5)            (21.5)                     .4
       Tax provision (benefit)                         -                      (.9)             -                         .1
                                                 --------------      --------------        ----------       ----------------
       Net income (loss)                                (23.9)  %            (3.6)  %         (21.5)  %                  .3  %
                                                 --------------      --------------        ----------       ----------------
                                                 --------------      --------------        ----------       ----------------


Comparison of Third Fiscal Quarter of 1998 to Third Fiscal Quarter of 1997

Net sales for the fiscal quarter ended August 31, 1998 were $10,124,000, a decrease of $983,000, or 8.9%, from the same period a year ago. Net sales decreased for the quarter ended August 31, 1998 primarily due to a decrease in overall units sold and lower average selling prices for the Company's Media 100 products. These lower unit sales and lower average selling prices reflect increased competition for the Company's products. In August 1998, the Company began shipping its first Windows NT products, named Media 100 qx and Media 100 qxc. These two products utilize Adobe Premiere version 5.0, which is the latest version of the low cost video editing software application from Adobe. In addition, this version of Adobe Premiere has been incorporated into the Company's existing products, Media 100 qx and Media 100 qxc for Macintosh, which the Company has been shipping since April 1996. The Company's complete product line includes hardware and software products priced from $1,995 to $19,995, hardware and software upgrades for these products and technical support services for all of the Company's products.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Comparison of Third Fiscal Quarter of 1998 to Third Fiscal Quarter of 1997 (continued)

Gross profit for the fiscal quarter ended August 31, 1998 was 61.0%, compared to 60.5% in the comparable quarter a year ago. Reductions in the cost of key component parts used in the manufacture of the Media 100 hardware offset the lower average selling prices allowing the Company's gross profit to remain consistent with the year ago level.

The Company sustained an operating loss for the third fiscal quarter of 1998 of $2,906,000 compared to an operating loss of $800,000 for the same period a year ago. Operating income was lower in the quarter ended August 31, 1998 due to lower net sales and higher operating expenses. Operating expenses for the third fiscal quarter of 1998 were $9,079,000, an increase of $1,559,000, or 20.7%, from the same period a year ago. In the first quarter of fiscal 1998, the Company announced its intentions to significantly increase research and development expenditures in fiscal 1998 over fiscal 1997 to support the development of products running on the Windows NT platform. Research and development expenses for the third quarter of fiscal 1998 were $4,413,000, an increase of $2,446,000, or 124.3%, from the same period a year ago. Selling and marketing expenses for the third fiscal quarter of 1998 were $3,728,000, a decrease of $272,000, or 6.8%, from the same period a year ago. The Company decreased its selling and marketing expenses as a result of lower net sales. The Company expects that selling and marketing expenses will increase in absolute dollars from their current levels in connection with the planned introduction of new products, named Finish, based on the Windows NT platform; the Company expects to begin such shipments in the fourth quarter of fiscal 1998. General and administrative expenses for the third fiscal quarter of 1998 were $938,000, a decrease of $89,000, or 8.7%, from the same period a year ago. The decrease in general and administrative expenses was due to a reduction in headcount.

Interest income for the fiscal quarter ended August 31, 1998 was $447,000, or 4.4% of net sales, compared to $448,000, or 4.0% of net sales, in the comparable quarter a year ago. It is anticipated that interest income will decrease in absolute dollars and as a percentage of net sales due to the utilization of cash for the planned introduction of new products and general working capital needs. Other income, net, for the third fiscal quarter of 1998 was $40,000 compared to, other expense, net, of $154,000, reflecting the impact of foreign currency translations arising out of the Company's subsidiaries.

The Company currently estimates its tax liabilities for the full year of 1998 will not be material due to an anticipated loss for fiscal 1998 and therefore the Company has not provided for income taxes. This compares to a tax benefit of $101,000 for the fiscal quarter ended August 31, 1997.

The net loss for the third fiscal quarter ended August 31, 1998 was $ 2,419,000 or $0.29 per share, compared to net loss of $405,000, or $0.05 per share, for the same period a year ago.

Comparison of First Nine Months of 1998 to the First Nine Months of 1997

Net sales for the first nine months of 1998 were $30,282,000, a decrease of $4,450,000, or 12.8%, from the same period a year ago. The decrease in net sales for the nine months ended August 31, 1998 is primarily attributable to lower unit sales and lower average selling prices for the Company's Media 100 products. These lower unit sales and lower average selling prices reflect increased competition for the Company's products. In August 1998, the Company began shipping its first Windows NT products, named Media 100 qx and Media 100 qxc. These two products utilize Adobe Premiere version 5.0, which is the latest version of the low cost video editing software application from Adobe. In addition, this version of Adobe Premiere has been incorporated into the Company's existing products, Media 100 qx and Media 100 qxc for Macintosh, which the Company has been shipping since April 1996 The Company's complete product line includes hardware and software products priced from $1,995 to $19,995, hardware and software upgrades for these products and technical support services for all of the Company's products.

Gross margin for the first nine months of 1998 was 61.0%, compared to 61.2% in the comparable period a year ago. This decrease in gross profit was primarily the result of lower average selling prices partially offset by reductions in the cost of key component parts used in the manufacture of the Media 100 hardware.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Comparison of First Nine Months of 1998 to the First Nine Months of 1997 (continued)

The Company sustained an operating loss for the first nine months of 1998 of $7,733,000 compared to an operating loss of $732,000 for the same period a year ago. Operating income was lower for the nine month period ended August 31, 1998 due to a decrease in sales and an expected increase in operating expenses. Operating expenses for the first nine months of 1998 were $26,212,000, an increase of $4,227,000, or 19.2%, from the same period a year ago. In the first quarter of fiscal 1998, the Company announced its intentions to significantly increase research and development expenditures in fiscal 1998 over fiscal 1997 to support the development of products running on the Windows NT platform. Research and development expenses for the first nine months of fiscal 1998 were $12,178,000, an increase of $ 6,055,000, or 98.9%, from the same period a year ago. Selling and marketing expenses for the first nine months of fiscal 1998 were $11,130,000, a decrease of $1,233,000, or 10.0%, from the same period a year ago. The Company decreased its selling and marketing expenses as a result of lower net sales. However, the Company expects that selling and marketing expenses will increase in absolute dollars from their current levels in connection with the planned introduction of new products, named Finish, based on the Windows NT platform; the Company expects to begin such shipments in the fourth quarter of fiscal 1998. General and administrative expenses for the first nine months of fiscal 1998 were $2,904,000, a decrease of $69,000, or 2.3%, from the same period a year ago. The decrease in general and administrative expenses was due to a reduction in headcount.

Interest income for the first nine months of 1998 was $1,288,000, or 4.3% of net sales, compared to $1,343,000, or 3.9% of net sales, in the comparable period a year ago. It is anticipated that interest income will decrease in absolute dollars and as a percentage of net sales due to the utilization of cash for the planned introduction of new products and general working capital needs. Other expense, net of other income, for the nine month period ended August 31, 1998 was $64,000, a decrease of $415,000 over the same period a year ago, reflecting the impact of foreign currency translations arising out of the Company's subsidiaries.

The Company currently estimates its tax liabilities for the full year of 1998 will not be material due to an anticipated loss for fiscal 1998 and therefore a $12,000 tax provision has been established. This compares to a tax provision of $36,000 for the first nine months of fiscal 1997.

The net loss for the nine month period ended August 31, 1998 was $6,521,000 or $0.79 per share, compared to net income of $96,000, or $0.01 per share, for the same period a year ago.

Liquidity and Capital Resources

The Company has funded its operations to date primarily from public offerings of equity securities and cash flows from operations. As of August 31, 1998 the Company's principal sources of liquidity included cash and cash equivalents and marketable securities totaling approximately $33,956,000.

In the first nine months of 1998, cash provided by operating activities was approximately $2,871,000 compared to approximately $6,557,000 for the same period a year ago. Cash was generated during the nine months ended August 31, 1998 from an increase in accrued expenses of $3,076,000 and deferred revenue of $1,967,000 and a reduction in accounts receivable of $2,815,000. This increase in cash and cash equivalents was partially offset by a reduction in accounts payable of $446,000, and increases in inventories of $22,000 and prepaid expenses of $76,000. Net cash used in investing activities was approximately $4,374,000 during the first nine months of 1998 compared to approximately $7,197,000 for the same period a year ago. Cash used in investing activities during the nine month period ended August 31, 1998 was primarily for purchases of equipment of approximately $2,585,000 and net purchases of marketable securities of approximately $1,789,000. Cash provided by financing activities during the first nine months of 1998 was approximately $432,000 compared to $411,000 for the same period a year ago. All of the cash provided by financing activities in the first nine months of 1998 came from proceeds from the Company's stock plans.

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

Item 6. Exhibits and Reports on Form 8-K

a)  Exhibits

Exhibits required as part of this Quarterly Report on Form 10-Q are listed in the exhibit index on page 15.

b)  Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Media 100 Inc.




Date:     October 14, 1998     By:   /s/ Steven D. Shea
                                    ----------------------------------
                                         Steven D. Shea
                                     Corporate Controller
                                     (Principal Financial and
                                      Accounting Officer)

                                  EXHIBIT INDEX



                      Number                              Description
                      ------                              -----------


                          10.9                            Offer Letter from the Company to B.
                                                     Robert Feingold
                           27                      Financial Data Schedule