Form 10-K
period 1998-11-30
MEDIA 100 INC
filed 1999-03-01
CIK 713138

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                    FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the Fiscal Year Ended: November 30, 1998

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
    (State or other jurisdiction of      (I.R.S. Employer Identification Number)
     organization or incorporation)

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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregate market value of voting stock held by non-affiliates of the registrant was $42,508,979 as of February 12, 1999. The number of shares of Common Stock outstanding, $0.01 par value, as of February 12, 1999 was 8,294,435.

                       DOCUMENTS INCORPORATED BY REFERENCE

       The information required in response to certain portions of Part III of Form 10-K is hereby incorporated by reference to the specified portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 14, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I



       This Report includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect Future Results" and elsewhere in this Report, that could cause actual results to differ materially from historical results of those currently anticipated. In this Report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned not to place undo reliance on these forward-looking statements, which speak only as of the date hereof.


ITEM 1.             BUSINESS


COMPANY OVERVIEW


       Media 100 Inc., a Delaware corporation, (the "Company") was incorporated in 1973. The Company develops, markets, sells, and supports digital video systems that enable a wide range of professional communicators in business, education, and video post production to create complete, television-quality video programs quickly, easily, and with great creative flexibility. The Company markets and delivers its products to end users through a worldwide channel of specialized value-added resellers ("VARs") that sell, assemble, and install turnkey systems using high performance personal computers, disk drives, and ancillary video equipment. Since the Company began first shipments of its digital video products in 1993, it has shipped over 20,000 systems to users in over 50 countries.


       The customers of the Company's digital video systems range the spectrum of organizations that use video to teach, train, communicate, document, and entertain. They include major broadcasters and media companies, regional cable television stations, post-production facilities, independent production companies, performing arts facilities, professional sports organizations, university media departments, corporate training and marketing communications departments, as well as government, hospital, religious, and charity organizations that use video to capture, package, and deliver information. The low cost of the Company's integrated systems compared to linear and other nonlinear products, and the open architecture and ease of use of the systems, make them attractive to users at businesses, schools, and other institutions. The picture and sound output quality of the systems, recognized by many in the industry as superior to other compression-based nonlinear systems, also make them attractive to broadcast professionals and post-production facilities. The Company's product design strategy is to combine low cost of ownership, simplicity, high picture and sound quality, and an open personal computer design to target the broadest possible range of professional video and multimedia producers.


       Digital video systems from the Company comprise user interface application software and specialized hardware and embedded software video processors. The Company integrates this software and hardware to meet stringent picture and sound quality standards established by broadcasters while giving users real-time access ("nonlinear") to video frames for editing. This combination of high output quality and real-time performance makes video editing easier for users. In contrast, traditional analog editing equipment, which relies on recording, storing, and manipulating video using video tape, cannot support real-time editing. To locate video frames for editing, the video editor must slowly wind the video tape forward or backward mechanically ("linear"). Even in fast forward or fast rewind mode, the linear process of poring over video tape is slow and cumbersome compared to instantly accessing video frames from a personal computer disk drive. In addition, video tape editing systems require users to separately purchase, assemble, learn to operate, and maintain numerous pieces of physical equipment, including multiple video tape recorders, time base correctors, an edit controller, switcher, separate effects devices, and a sound mixing console, which is more expensive and difficult than using a digital video system from the Company. Users have found that disk-based digital video systems give them high quality output, allow them to edit video in real time, fit on top of a desktop, cost less, require no more training than other personal computer software, and engender productive, creative work.

MARKET


       Digital video technology is changing how traditional video and computer-based multimedia programs are created and distributed. Much as personal computer-based desktop publishing changed the technology and economics of offset printing, and made it possible for individuals to create their own publications easily and affordably, new personal computer-based digital video systems are enabling an increasing number of individuals to create complete, broadcast-quality video programs themselves. The Company believes that, as the prices of digital video systems, personal computers and hard disk memory decrease, increasing numbers of businesses, schools, and new media companies will adopt digital video technology, and digital video authoring may become a core personal computer application much as word processing and page layout are today.


       The Company divides its end users into three broad tiers of digital video systems: broadcast and post-production facilities; businesses and institutions; and consumers.


BROADCAST AND POST-PRODUCTION FACILITIES


       The Company uses the term broadcast and post-production facilities to include film studios, national and regional over-the-air television broadcasters, large cable television stations, and the independent facilities that provide creative and equipment services for post production to broadcasters, major corporations that use television for advertising, and major advertising agencies that produce television advertising. Historically, this part of the market has used nonlinear systems for offline editing, which the Company does not target directly. The Company does provide products to this segment of the market for short-form editing projects that are online and involve adding high-quality graphics and effects to the video; in addition, the Company provides products for long-form documentary applications where low cost, equipment mobility, and ease of use are essential requirements. The Company also markets its products to smaller post-production facilities and to many cable television facilities where online picture quality and compatibility with third-party graphics and effects software are essential requirements.


BUSINESSES AND INSTITUTIONS


       The Company uses the term business and institutions to include corporations, schools, government facilities, and nonprofit organizations that create video programs to train, teach, promote, document, and entertain. The Company targets these users directly. These users require real-time online picture and sound output, simplicity, compatibility with third party software from companies like Adobe Systems Incorporated, and affordable ownership. Increasingly, these customers also require digital video systems that can operate on the Windows NT as well as Macintosh platform with the ability to use the platforms together compatibly. The Company believes that the business and institution user includes a potential source of new users who currently out-source their video production requirements. The Company's future growth will depend, in part, on the rate at which existing users convert to digital editing processes and the rate at which new users adopt digital video systems as a communications resource. For a further discussion of the risks and uncertainties associated with the emerging corporate and institutional users of digital video products, see "Certain Factors That May Affect Future Results" included in Part II, Item 7 of this Annual Report on Form 10-K.


CONSUMERS


       The Company uses the term consumer to include individuals, businesses, and institutions that use analog or new digital DV camcorders to record video to video tape. They need to edit the video they record at low cost and without complication. These customers may attach a personal computer to their camcorder or video tape recorder through the use of available add-on cards and cables solely to manipulate the "play," "fast forward," and "rewind" controls from the personal computer user interface. This video tape-based system is popular for its low cost and compatibility with consumer camcorders and VCRs, but is linear and thus limited in capability and ease of use. Consumer users are only beginning to contemplate the move to editing systems that store and edit video digitally on disk; the Company does not currently target these users with its current products. The Company believes that while these users hold future potential, the cost of high performance personal computers and disk drives for storage is at this time an impediment to real-time, disk-based solutions.

      The market for the Company's products is characterized by rapidly changing technology, evolving industry standards, and frequent new product introductions. The Company's future success will depend in part upon its ability to enhance its existing products and to introduce new products and features in a timely manner to address customer requirements, respond to competitive offerings, adapt to new emerging industry standards and take advantage of new enabling technologies that could render the Company's existing products obsolete. In particular, the Company is developing new products that will operate on Microsoft's Windows NT operating system. For a further discussion of the risks and uncertainties associated with new product development and product introductions and transitions, see "Certain Factors That May Affect Future Results" included in Part II, Item 7 of this Annual Report on Form 10-K.


STRATEGY

         Media 100's mission is to be the leading supplier of digital video systems to organizations that communicate with video. Fundamental to the Company's strategy is to simplify working with video as a means to attracting many new users to creating video programs with its products. The Company develops its solutions with an emphasis on instant access to video, direct output of high quality results, use of off-the-shelf personal computers and peripherals, use of an open architecture that supports interoperability with other applications that are essential to our users, and sales through a network of independent resellers who can provide local support and systems integration assistance. While developing to these fundamentals, the Company plans to take advantage of three major technology trends in the market place: the increasing use of the Windows NT platform, new digital standards for capturing video, and integrated tools supporting composited effects, graphics, and animation.

WINDOWS NT PLATFORM

         The Company has announced a major research and development ("R&D") expansion to develop multiple new Windows NT products, while continuing to develop its products that use Apple Computer Inc.'s ("Apple") Macintosh computer ("Macintosh") as a platform. Historically, all of the Company's products have been designed for and sold to users of Macintosh products as Apple products have been the preferred platform among the Company's target users. The Company believes a growing number of its users want platform choice, particularly as powerful new graphics and effects applications that complement video editing are introduced on Windows NT. In April 1998 at the National Association of Broadcasters show in Las Vegas, the Company announced the Finish product line for Windows NT. The Company plans to begin first shipments of the Finish products in the first half of 1999. In addition, in August 1998, the Company began shipping the Media 100 qx and Media 100 qxc entry-level product set for Windows NT, marking the first shipments of products using the Windows NT platform from the Company. In 1999, the Company expects sales of its new Windows NT-based systems, along with continued sales of its products that use Macintosh products, to generate many new customers and engender new channel partnerships.


DV AND SDI - NEW DIGITAL STANDARDS

         The Company is planning to build support into its product lines for new digital standards for capturing video into its systems and transporting video between its systems and other digital equipment. Many of the Company's customers are adopting the emerging DV ("Firewire" or "IEEE-1394") format, which offers high quality at relatively low cost, and/or the serial digital input/output ("SDI" or "SMPTE 259") format, which is high quality and widely accepted by broadcast and post-production facilities for recording video and transporting it within the facility environment. The Company plans to give users real-time, high-quality input and output using digital DV cameras as well as support for higher-performance SDI devices, such as cameras, video tape recorders, facility routing systems, and effects devices.


CONTENT CREATION

         As part of its expanded R&D effort, the Company plans to give users integrated tools supporting composited effects, graphics, and animation, with support for higher picture quality and real-time processing. The strategy of the Company is to help advanced video and multimedia producers create content-rich media affordably for major new growth mediums such as the Internet, DVD, and cable television. By making content creation possible and practical on desktop computers, the Company believes it can provide users greater creative freedom and control to grow their businesses. To date, much of this work requires expensive workstations that use the Unix operating system and are complex for the emerging mediums, like cable or the Internet, or corporate communications and education. The Company believes its effort to develop content creation capability will expand the addressable market for its products and empower its channel of resellers with high-value systems to sell.


PRODUCTS


         The Company offers three primary product lines: the Finish product line, which is new and planned for shipment in the first half of 1999 in support of Windows NT users; the Media 100 product line, which is the Company's original product line using Macintosh products as a platform that it has continuously developed and improved since 1993; and Entry Systems, which feature Media 100 qx and Media 100 qxc for Windows NT and Macintosh users. In addition, the Company offers a fourth product line of services called Platinum for technical support, automatic free software upgrades, fast hardware swaps, and extended warranties.


FINISH PRODUCT LINE - WINDOWS NT PLATFORM
------------------------------- ---------------------------- ---------------------------- ----------------------------

           Product               Date of First Shipment by    Representative U.S. List         Product Features
                                         Media 100                      Price
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------


Finish V80                      Fiscal 1999 (1)              $19,995                      High performance video
                                                                                          production: online
                                                                                          broadcast editing and
                                                                                          real-time dual-stream
                                                                                          effects
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------

Finish V60                      Fiscal 1999 (1)              $14,995                      Complete video production
                                                                                          system: real-time audio
                                                                                          processing, static chroma
                                                                                          and luma key
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------

Finish V40                      Fiscal 1999 (1)              $9,995                       Long-form editing system
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------

Finish V20                      Fiscal 1999 (1)              $4,995                       Assembly system
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------

DV Option                       Fiscal 1999 (1)              $2,995                       Add-on for real-time
                                                                                          transport of DV
                                                                                          (IEEE-1394) video
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------

SDI Option                      Fiscal 1999 (2)              $4,495                       Add-on for serial digital
                                                                                          I/O equipment
------------------------------- ---------------------------- ---------------------------- ----------------------------


(1) The Company anticipates that commercial shipments of the Finish product line and DV Option for Finish will begin in the first half of fiscal 1999.

(2) The Company anticipates that commercial shipments of SDI Option for Finish will begin in the second half of fiscal 1999.


MEDIA 100 PRODUCT LINE - MACINTOSH PLATFORM

------------------------------- ---------------------------- ---------------------------- ----------------------------

           Product               Date of First Shipment by    Representative U.S. List         Product Features
                                         Media 100                      Price
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------

Media 100 xr                    November 1998 (1)            $19,995                      High performance video
                                                                                          production: online
                                                                                          broadcast editing and
                                                                                          real-time dual-stream
                                                                                          effects
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------

Media 100 xs                    November 1998 (1)            $14,995                      Complete video production
                                                                                          system: real-time 8-track
                                                                                          audio processing, static
                                                                                          chroma and luma key
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------

Media 100 xe                    November 1998 (1)            $12,995                      Real-time graphics system:
                                                                                          insert/assemble editing;
                                                                                          uncompressed alpha
                                                                                          channel; EDL support
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------

Media 100 lx                    November 1998 (1)            $9,995                       Editing with component
                                                                                          video connections
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------

Media 100 le                    November 1998 (1)            $5,995                       Entry-level real-time
                                                                                          editing
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------

DV Option                       November 1998                $2,995                       Add-on for real-time
                                                                                          transport of DV
                                                                                          (IEEE-1394) video
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------

SDI Option                      Fiscal 1999 (2)              $4,495                       Add-on for serial digital
                                                                                          I/O equipment
------------------------------- ---------------------------- ---------------------------- ----------------------------

(1)    Version 5.0 release.
(2) The Company anticipates that commercial shipments of SDI Option for Media 100 will begin in the first half of fiscal 1999.


ENTRY SYSTEMS - WINDOWS NT/MACINTOSH PLATFORMS

------------------------------- ---------------------------- ---------------------------- ----------------------------

           Product               Date of First Shipment by    Representative U.S. List         Product Features
                                         Media 100                      Price
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------

Media 100 qxc                   July 1998-Macintosh (1)      $3,995                       Real-time editing with
                                                                                          bundled Adobe Premiere
                                                                                          version 5.0; component
                                August 1998-Windows NT                                    connections
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------

Media 100 qx                    July 1998-Macintosh (1)      $1,995                       Real-time editing with
                                                                                          bundled Adobe Premiere
                                                                                          version 5.0; S-video
                                August 1998-Windows NT                                    connections
------------------------------- ---------------------------- ---------------------------- ----------------------------


(1) Shipping with Adobe Premiere version 5.0.


FINISH PRODUCT LINE

         Finish is the name of the Company's new product line of high performance Windows NT digital video systems, which the Company plans to begin shipping in the first half of 1999. The Finish product line is planned to a range of high performance products that will support the ITU-R BT.601 digital television standard, including the broadcast resolution and aspect ratio provisions. The Finish systems comprise new PCI hardware technology for capturing video simultaneously with either digital DV or analog Betacam video equipment and operate with a user interface derived from the current Media 100 software design.

MEDIA 100 PRODUCT LINE

         The Company began first shipments of the version 5.0 release of the Media 100 product line in November 1998. Previously, the Company was shipping the version 4.5 release, which had commenced originally in March 1998. This release featured the introduction of the Company's new P6000 PCI hardware that gives users the option of adding broadcast-quality support for new digital DV cameras to the existing support Media 100 systems provide for Betacam broadcast equipment. In addition, the new version 5.0 Media 100 product line also introduced advanced broadcast-oriented features like wide-screen television 16:9 aspect ratio, improved integration with effects software, new character generation features, and support for advanced editing and better media management. In fiscal 1998, 1997, 1996 net sales of the Media 100 product line accounted for 80%, 82% and 84%, respectively.


ENTRY-SYSTEMS PRODUCT LINE

         In July 1998, the Company began first shipments of the version 5 release of Media 100 qx and Media 100 qxc for Macintosh. This product set comprises the Company's entry-systems product line. For their user interface, they utilize the Adobe Premiere 5.0 application, which is the newest version of the low cost video editing standard in the industry. In August, the Company shipped the same Media 100 qx and Media 100 qxc product pair for Windows NT, marking the Company's first product shipments supporting Windows NT. Users of Media 100 qx and qxc are able to upgrade later to a Finish product on Windows NT or to a Media 100 product on Macintosh if they desire more advanced capability. In fiscal 1998, 1997, 1996 net sales of the entry-systems product line accounted for 11%, 10% and 14%, respectively.



PLATINUM SUPPORT SERVICES


         Platinum Support Services comprise technical support and service packages offered to customers for an annual fee. Customers purchase Platinum packages with options such as: toll-free telephone technical support (either during business hours, five days a week, or 24 hours per day, seven days a week); automatic free software updates; temporary replacement hardware; extended warranty; and a quarterly newsletter. In addition, the Company has from time to time offered hardware upgrades, replacement hardware, and new products to Platinum subscribers at preferred prices. The Company has also introduced the Platinum One-Stop service, in which subscribers can obtain telephone technical support for compatible third-party products integrated with their digital video system.



         The Company develops all its products as open systems to work directly, easily, reliably, and at high quality with other software applications, different host computer systems, peripherals, and video equipment. The Company's open system design also facilitates utilization of value-added resellers ("VAR") as a sales channel. The VAR's regard as a business opportunity the configuration and sales of turnkey solutions to meet end user requirements. Therefore, although it sells hardware that integrates with personal computers, the Company does not typically resell the commodity personal computers and peripherals itself that are integral to its digital video workstations. However, to ensure its systems are configured properly with the highest quality and latest computers and peripherals, the Company employs a formal continuous process of working with computer, disk storage, and various other peripherals suppliers to test, authorize, and promote specific configurations to the reseller channel. The Company believes this process fosters integral relations between the Company and its channel as well as a positive reputation for reliability among end users. In addition, the Company sells its Platinum services to its end users, which enables the Company to talk directly to the end users of its products all over the world, and provide a direct means for capturing and quantifying end user satisfaction with its products, channel partners, and services.


TECHNOLOGY AND PRODUCT FEATURES


       The Company has designed its products as integrated software and hardware systems that offer high performance on a personal computer. The basic performance of its software and hardware produces broadcast-quality picture and compact disc-quality sound, with an open system design. The Company's control of the development, design and manufacturing of both the software and hardware of its products allows it to conform one to the other, specifically and solely to support the user requirements of the target market.


       The Company's systems comprise two general categories of software: a user interface application level of software; and embedded system software, which controls real-time data movement in concert with the host computer operating system, while also serving to control hardware functions as an intermediary between the application and the hardware circuits. This software design shields users from technical concerns while providing efficient, reliable management over numerous, simultaneous low-level computing tasks. In addition, the Company's user interface provides a means for accessing other applications to bring graphics or specialized video and audio effects processing into the hub editing environment. The Company believes its application software is strategically valuable because it is at the center of its users' workflow.


       Each of the Company's systems use a digital video hardware engine designed and manufactured by the Company specifically to support essential video and audio processing functions. The hardware engine comprises one or two PCI cards that fit into the backplane of either a Windows NT or Macintosh computer. The hardware includes broadcast-quality video input and output decoder/encoder subsystems, a proprietary, dynamically-variable compression subsystem, a 16-bit eight-track compact disc-quality digital audio subsystem, and two high-speed 32-bit microprocessors responsible for transferring digital audio and video data, at throughput rates of up to 30 megabytes per second, inside the host computer's central processing unit ("CPU"). The Company's hardware engine is the primary technical facilitator of real-time, nonlinear performance with output that provides broadcast-quality video and compact disc-quality audio. The Company's auxiliary HDRfx effects card, when used in conjunction with a core digital video hardware engine, enables the processing of a second stream of video of similar quality. The output video is 30 frames per second, 60 fields per second (NTSC) or 25 frames per second, 50 fields per second (PAL) and synchronized with up to eight tracks of audio.


SALES AND DISTRIBUTION


       The Company sells its products primarily through a worldwide channel of approximately 450 independent value-added resellers in over 50 countries. The Company also markets and sells software upgrades and its Platinum technical support services directly to end users. In the United States, the Company sells through a network of specialized VARs who integrate and support Media 100 systems sales. For a further discussion of the risks and uncertainties associated with the Company's dependence on an indirect sales channel of independent VAR's, see "Certain Factors That May Affect Future Results" included in Part II, Item 7 of this Annual Report on Form 10-K.

       Internationally, the Company has adopted the same indirect sales channel. In the United Kingdom, France, Germany and Italy, the Company has subsidiaries which manage VAR networks or contract with distributors who in turn establish VAR networks of their own. Elsewhere, the Company sells through distributors, which act as VARs or manage VAR networks in their respective territories. Sales of Media 100 products outside of North America represented approximately 44%, 44% and 38% of the Company's net sales from continuing operations for fiscal years 1998, 1997 and 1996, respectively. For additional information as to revenue and assets by geographic location, see Note 8 in the Notes to Consolidated Financial Statements. For a further discussion of the risks and uncertainties associated with international operations, see "Certain Factors That May Affect Future Results" included in Part II, Item 7 of this Annual Report on Form 10-K.

COMPETITION


       The digital video systems market is highly competitive with a large number of suppliers providing different types of products, both video tape-based linear editing systems and disk-based nonlinear systems such as the Company's products, to different segments of the market, and is characterized by continuous pressure to reduce prices, incorporate new features, and improve functionality.


       The Company encounters competition primarily from Accom, Inc., Avid Technology, Inc., Discreet Logic Inc., Pinnacle Systems, Inc. and Truevision, Inc. in both the market of broadcast and post-production users and the market of business and institutional users. Competition also comes from comparably sized or smaller competitors, such as FAST Electronic GmbH and Matrox Electronic Systems Ltd., as well as from much larger vendors, such as Apple, Matsushita Electric Industrial Company Ltd. ("Matsushita"), Microsoft Corporation ("Microsoft") and Sony Corporation ("Sony"), which have either introduced or announced plans to introduce digital, nonlinear systems. Because the digital video market is new and still evolving, it is difficult to predict future sources of competition; however, competitors are likely to include larger vendors, such as Apple, Matsushita, Microsoft and Sony. Many of these competitors have substantially greater financial, technical and marketing resources than the Company. For a further discussion of the risks and uncertainties associated with the competitive landscape for the Company's products, see "Certain Factors That May Affect Future Results" included in Part II, Item 7 of this Annual Report on Form 10-K.


RESEARCH AND DEVELOPMENT


       The Company invests in research and development for new products and for enhancements to its existing products. The Company employed, as of February 12, 1999, 86 full-time employees whose primary duties relate to product development. Outside firms and consultants are selectively engaged to develop or assist with development of products when favorable opportunities exist. In order to compete successfully, the Company must attract and retain qualified personnel and maintain a program of improvement of existing products, as well as the development of new products. For a further discussion of the risks and uncertainties associated with new product development, see "Certain Factors That May Affect Future Results" included in Part II, Item 7 of this Annual Report on Form 10-K.


       For the fiscal years ended November 30, 1998, 1997 and 1996, the Company invested approximately $16,414,000, $8,508,000 and $6,227,000, respectively, on the development of enhancements to its existing products and the development of new products.


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


BACKLOG


       Most customers (VARs) order products on an as-needed basis relying, in the case of most products, on the Company's five-day delivery capability. As a result, the Company believes that its backlog at any point in time is not indicative of its future sales.


EMPLOYEES


       As of February 12, 1999, the Company employed approximately 237 persons worldwide. None of the employees is represented by a labor union. The Company believes it has good relations with its employees.


       Competition for employees with the skills required by the Company is intense in the geographic areas in which the Company's operations are located. The Company believes that its future success will depend on its continued ability to attract and retain qualified employees, especially in research and development.


DATA TRANSLATION SPIN OFF


       On July 30, 1996, the Company, then named Data Translation, Inc., announced its intention to focus solely on the digital video business. The Company formed a subsidiary, Data Translation II, Inc. ("DTI") to comprise its legacy scientific business. In addition, on November 11, 1996, the Company sold substantially all of the assets associated with its United Kingdom-based distribution business. On December 2, 1996, the Company distributed all of the shares of DTI as a dividend to the Company's stockholders (the "Spin-Off") in a ratio of one share of DTI common stock for every four shares of Company common stock. In connection with the Spin-Off, DTI adopted the original name Data Translation, Inc. and the Company changed its name to Media 100 Inc.


       In connection with the Spin-Off and the disposal of the United Kingdom-based distribution business, the Company's historical financial statements and other financial information set forth herein and in the Consolidated Financial Statements on pages F-1 to F-18 of this Annual Report on Form 10-K, reflect the financial position, results of operations and cash flows of the Company as continuing operations; the related financial information of the businesses contributed to DTI and the networking distribution business has been segregated and reclassified as discontinued operations.

       The Company reports its operations within one principal industry segment: computer peripheral equipment. The amounts of net sales, operating profit or loss and identifiable assets attributable to each of the Company's geographic areas for the last three fiscal years are shown in Note 8 in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.


OTHER


Media 100, Finish, P6000, Vincent, Gaudi, HDRfx and Platinum are trademarks of Media 100 Inc. and may be registered in certain jurisdictions. All other trademarks and registered trademarks are the property of their respective holders, and are hereby acknowledged.


ITEM 2.             PROPERTIES


       The Company's principal executive, engineering, manufacturing and sales operations occupy approximately 56,500 square feet in a leased facility located at 290 Donald Lynch Boulevard, Marlboro, Massachusetts. The lease for this facility terminates on March 31, 2002. Prior to moving into its current facility on May 2, 1997, the Company's operations occupied approximately 31,000 square feet in a facility which it shared with DTI located in Marlboro, Massachusetts. Total rental expense including operating expenses pursuant to the lease agreement charged to continuing operations with respect to the Company's current Marlboro facility for fiscal years 1998 and 1997 was $822,000 and $542,000, respectively, and with respect to its former Marlboro facility was $527,000, and $546,000 for the fiscal years 1997 and 1996, respectively. Rental expense with respect to the former Marlboro facility for fiscal 1997 reflected the Company's pro rata portion of the rental charges and operating expenses associated with that facility and the use by the Company of certain manufacturing equipment belonging to DTI. The Company also occupies sales and customer support facilities in or near Paris, France; Bracknell, England; Munich, Germany; and Brescia, Italy.


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


ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


       There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal year 1998.

                                     PART II


ITEM 5.             MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                    STOCKHOLDER MATTERS


       The common stock of the Company trades on the National Market tier of The Nasdaq Stock Market under the symbol "MDEA." The following table sets forth, for the periods indicated, the high and low sales prices per share of the Company's common stock as reported on the Nasdaq National Market:


       Fiscal year ended November 30,                                  HIGH             LOW
       1997:
         First Quarter............................................     $11 5/8           7
         Second Quarter...........................................     $  7 5/8           5 1/8
         Third Quarter............................................     $  6 7/8           4 1/8
         Fourth Quarter...........................................     $  6 7/8           4 1/2
       1998:
         First Quarter............................................     $  5 7/8           3 1/4
         Second Quarter...........................................     $5 5/16            3 6/32
         Third Quarter............................................     $  4 1/4           3 1/8
         Fourth Quarter...........................................     $4 13/16           2 1/2



       The last reported sale price per share of the Company's common stock as reported on the Nasdaq National Market on February 12, 1999 was $5.125. As of February 12, 1999, there were 288 stockholders of record, and the Company believes that as of such date there were approximately 2,600 beneficial owners of the Company's common stock, based upon information provided by the Company's transfer agent. The Company has never paid a cash dividend on its common stock, and the Board of Directors does not anticipate paying cash dividends in the foreseeable future.

ITEM 6..............SELECTED FINANCIAL DATA


       The selected financial data should be read in conjunction with, and are qualified in their entirety by, the Company's consolidated financial statements, related notes and other financial information included herein.


CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
FISCAL YEARS ENDED NOVEMBER 30,
------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)        1998       1997       1996       1995       1994
------------------------------------------------------------------------------------------------------

Net sales                               $  41,788 $   46,660 $   50,826 $   30,278 $   12,415
Cost of sales                              16,233     18,238     20,046     12,711      5,127
                                          --------  ---------  ---------  ---------  ---------
   Gross profit                            25,555     28,422     30,780     17,567      7,288
Operating expenses:
  Research and development                 16,414      8,508      6,227      4,806      3,780
  Selling and marketing                    15,004     16,061     15,066      9,088      4,657
  General and administrative                3,810      4,330      5,034      2,024        997
  Restructuring expense                         -        526          -          -          -
                                          --------  ---------  ---------  ---------  ---------
     Total operating expenses              35,228     29,425     26,327     15,918      9,434
                                          --------  ---------  ---------  ---------  ---------
     Operating income (loss)              (9,673)    (1,003)      4,453      1,649    (2,146)
Interest income                             1,622      1,781      1,588        771        151
                                          --------  ---------  ---------  ---------  ---------
   Income (loss) from continuing
operations before tax provision           (8,051)        778      6,041      2,420    (1,995)
Tax provision                                   -        161      1,208         75         36
                                          --------  ---------  ---------  ---------  ---------
Income (loss) from continuing             (8,051)        617      4,833      2,345    (2,031)
operations
                                          --------  ---------  ---------  ---------  ---------

Discontinued operations:
   Income (loss) from discontinued
   operations                                   -          -    (6,672)      2,426      2,351
                                          --------  ---------  ---------  ---------  ---------
     Net income (loss)                  $ (8,051) $      617 $  (1,839) $    4,771 $      320
                                          --------  ---------  ---------  ---------  ---------
                                          --------  ---------  ---------  ---------  ---------
Basic earnings (loss) per share:
   Continuing operations                  $(0.97)     $ 0.07     $ 0.60     $ 0.39    $(0.47)
   Discontinued operations                      -          -     (0.83)       0.40       0.54
                                          --------  ---------  ---------  ---------  ---------
Basic earnings (loss) per share           $(0.97)     $ 0.07   $ (0.23)     $ 0.79     $ 0.07
                                          --------  ---------  ---------  ---------  ---------
                                          --------  ---------  ---------  ---------  ---------

Diluted earnings (loss) per share:
   Continuing operations                  $(0.97)     $ 0.07    $ 0.57      $ 0.35     $(0.47)
   Discontinued operations                      -          -     (0.79)       0.36       0.54
                                          --------  ---------  ---------  ---------  ---------
Diluted earnings (loss) per share         $(0.97)     $ 0.07   $ (0.22)     $ 0.71     $ 0.07
                                          --------  ---------  ---------  ---------  ---------
                                          --------  ---------  ---------  ---------  ---------

Weighted average common shares outstanding:

Basic                                       8,273      8,148      7,993      6,058      4,367
                                          --------  ---------  ---------  ---------  ---------
                                          --------  ---------  ---------  ---------  ---------
Diluted                                     8,273      8,247      8,470      6,701      4,367
                                          --------  ---------  ---------  ---------  ---------
                                          --------  ---------  ---------  ---------  ---------


CONSOLIDATED BALANCE SHEET DATA:
FISCAL YEARS ENDED NOVEMBER 30,
(IN THOUSANDS)                             1998         1997        1996         1995          1994
                                           ----         ----        ----         ----          ----
Cash, cash equivalents and
   marketable securities              $    32,434  $    32,934  $   30,716  $    35,161  $      4,079
Working capital                            21,797       29,146      34,496       42,798         8,378
Total assets                               48,472       50,759      59,990       60,984        19,199
Total stockholders' equity                 30,473       37,843      50,065       46,909        10,984



ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       The following discussion includes forward-looking statements, including, but not limited to, statements with respect to the Company's future financial performance, operating results, plans and objectives, and actual results may differ materially from those currently anticipated depending upon a variety of factors, including those described below. See "Certain Factors That May Affect Future Results" herein.


OVERVIEW


       Media 100 Inc., a Delaware corporation, (the "Company") was incorporated in 1973. The Company develops, markets, sells, and supports digital video systems that enable a wide range of professional communicators in business, education, and video post production to create complete, television-quality video programs quickly, easily, and with great creative flexibility. The Company markets and delivers its products to end users through a worldwide channel of specialized value-added resellers ("VARs") that sell, assemble, and install turnkey systems using high performance personal computers, disk drives, and ancillary video equipment. Since the Company began first shipments of its digital video products in 1993, it has shipped over 20,000 systems to users in over 50 countries.


RESULTS OF OPERATIONS


       The following table sets forth for the years indicated certain consolidated statements of operations data as a percentage of net sales.


FISCAL YEARS ENDED NOVEMBER 30,
                                             1998            1997           1996
                                             ----            ----           ----
CONTINUING OPERATIONS
Net sales                                     100.0 %         100.0 %         100.0 %
Cost of sales                                  38.8            39.1            39.4
                                            --------       ---------      ----------
     Gross profit                              61.2            60.9            60.6
                                            --------       ---------      ----------
Operating expenses:
   Research and development expenses           39.3            18.2            12.3
   Selling and marketing expenses              35.9            34.4            29.6
   General and administrative expenses          9.1             9.3             9.9
   Restructuring expenses                         -             1.1               -
                                            --------       ---------      ----------
     Total operating expenses                  84.3            63.0            51.8
Operating income (loss)                      (23.1)           (2.1)             8.8
Interest income                                 3.9             3.8             3.1
                                            --------       ---------      ----------
Income (loss) from continuing operations
before tax provision                         (19.2)             1.7            11.9
Tax provision                                     -             0.4             2.4
                                            --------       ---------      ----------

Income (loss) from continuing operations     (19.2) %           1.3 %           9.5 %
                                             --------       ---------      ----------
                                             --------       ---------      ----------



COMPARISON OF FISCAL 1998 TO FISCAL 1997


       Net sales. The Company's net sales for fiscal 1998 decreased 10.4% to $41.8 million from $46.7 million for fiscal 1997. The decline is due primarily to decreased unit sales of Macintosh product and the Company not having a product available for sale on the Windows NT platform until late in the year. The Company introduced the first of several products planned for shipment running on the Windows NT platform in August 1998. These initial products, Media 100 qx and Media 100 qxc, utilize Adobe Premiere version 5.0, the newest version of the low cost video editing standard in the industry, for their user interface. Net sales from the Company's products running on the Macintosh platform declined in 1998 from 1997 due to lower unit sales as more customers opted to either wait until the Company introduces products running on the Windows NT platform or chose other products from the Company's competitors. The Company anticipates this trend of lower net sales from its Macintosh product line will continue in the future; however, the Company believes this decline will be more than offset by increasing net sales from its Windows NT-based product line. Net sales from Platinum Support Services, the Company's technical support and service products, increased in 1998 over 1997 as new customers purchased support contracts and existing customers renewed their support contracts.


       Net sales are recognized when products are shipped. In October 1997, the Financial Accounting Standards Board issued the American Institute of Certified Public Accountants Statement of Position, "Software Revenue Recognition" (SOP 97-2). SOP 97-2 provides revised and expanded guidance on software revenue recognition and applies to all entities that earn revenue from licensing, selling and otherwise marketing computer software. SOP 97-2 is effective for all transactions entered into in fiscal years beginning after December 15, 1997.
The Company adopted the provisions of SOP 97-2 as of December 1, 1997.


       Net sales from customers outside of North America accounted for approximately 44% of net sales in both fiscal 1998 and fiscal 1997. The Company is continuing to develop its indirect distribution channels in North America, Europe and Asia and currently anticipates that customers outside North America will continue to account for a substantial portion of its net sales, and as a percentage of net sales, to remain approximately the same. No customer accounted for more than 5% of the Company's total net sales in fiscal 1998.


       Gross profit. The Company's gross profit decreased 10.1% to $25.6 million in fiscal 1998 from $28.4 million in fiscal 1997. The decrease is due to the lower net sales mentioned above. The gross profit as a percentage of net sales increased to 61.2% in fiscal 1998 from 60.9% in fiscal 1997. The increase in the gross profit as a percentage of total net sales is due to the increase in net sales from the Company's Platinum Support Services and reductions in the cost of key component parts used in the manufacture of the Company's hardware. Platinum Support Services carry a higher gross profit than systems sales due to the hardware component in the systems. The Company currently believes it will be able to continue this trend of higher gross profit as a percentage of net sales as the software and support services content of the average system sale increases.


       Research and development. Research and development expenses increased 92.9% to $16.4 million in fiscal 1998 from $8.5 million in fiscal 1997. Early in 1998, the Company announced a major research and development expansion to develop multiple new Windows NT products, while continuing to develop its products that use Macintosh as a platform. The Company anticipates research and development expenses will decrease in 1999, both in absolute dollars and as a percentage of net sales, as the initial development of the new Windows NT products is completed and they are introduced to the market. Research and development expenses consist primarily of the cost of personnel, outside consulting services, depreciation on capital equipment, and occupancy. The Company capitalizes certain computer software development costs. Capitalization of costs commences upon establishing technological feasibility. Capitalized costs as of November 30, 1998 and 1997 were approximately $89,000. These costs are amortized on a straight-line basis over two years, which approximates the economic life of the product. All other research and development expenses are expensed as incurred. Certain research and development expenditures for new products are incurred considerably in advance of anticipated net sales related to these products and in some cases do not generate any net sales.


       Selling and marketing. Selling and marketing expenses decreased 6.6% to $15.0 million in fiscal 1998 from $16.1 million in fiscal 1997. Selling expenses consist primarily of salaries and related benefits, commissions, travel, occupancy and depreciation on capital equipment. Marketing expenses consist primarily of salaries and related benefits, trade shows, seminars, advertising, sales literature and lead generation activities. The decrease in selling and marketing expenses resulted primarily from a reduction in seminars, commissions, and advertising expenses. The Company currently anticipates that its selling and marketing expenses will increase in absolute dollar terms but will decrease as a percentage of net sales. The Company plans to increase selling and marketing expenditures modestly in dollar terms, assuming an increase in sales, in 1999 over 1998 to support the roll out and promotion of the new Windows NT products but believe this increase is expected to be more than offset by the net sales generated from these products. The Company plans to continue to attend industry trade shows including the National Association of Broadcasters in April 1999 and conduct product seminars to market and promote its products. However, the Company has no plans to increase significantly the number of trade shows it attends nor the number of seminars it conducts and the amount of money it spends on these activities is not expected to increase significantly in 1999.

       General and administrative. General and administrative expenses decreased 12.0% to $3.8 million in fiscal 1998 from $4.3 million in fiscal 1997. General and administrative expenses include the cost of human resources, finance, information technology, legal and other administrative functions of the Company. The decrease in general and administrative expenses resulted primarily from lower personnel costs due to attrition. The Company currently anticipates that its general and administrative expenses in dollar terms will increase modestly in fiscal 1999 compared to fiscal 1998 in support of the new Windows NT products planned for shipment in the first half of the year.


       Interest income. Interest income decreased 8.9% to $1.6 million in fiscal 1998 from $1.8 million in fiscal 1997. The decrease in interest income is due to slightly lower cash and cash equivalent balances in fiscal 1998 versus 1997 and to a reduction in interest rates for the securities in held in the portfolio. The Company currently anticipates interest income will decline in fiscal 1999 as a portion of its cash balance is used to working capital requirements and the continued funding of the research and development expenditures mentioned previously.


       Tax provision. The Company did not provide for a tax provision in fiscal 1998 due to the significant net loss.


       Net income (loss). As a result of the above factors, the Company incurred a net loss for fiscal 1998 in the amount of $ 8,051,000, or $0.97 per share, compared to net income of $617,000, or $0.07 per share.


COMPARISON OF FISCAL 1997 TO FISCAL 1996


       Net sales. The Company's net sales for fiscal 1997 decreased 8.2% to $46.7 million from $50.8 million for fiscal 1996. The decline is due primarily to lower average selling prices for the Company's products that run on the Macintosh platform, a higher percentage of the Company's unit sales coming from its entry-level systems and the lack of a Windows NT product available for sale. Total unit sales of systems increased 10.8% in 1997 over 1996 as the Company introduced several new products early in the year including Media 100 le, lx, xe, xs, and xr.


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


       Research and development. Research and development expenses increased 36.6% to $8.5 million in fiscal 1997 from $6.2 million in fiscal 1996. Research and development expenses consist primarily of the cost personnel, outside consulting services, depreciation on capital equipment, and occupancy. The Company capitalizes certain computer software development costs. Capitalization of costs commences upon establishing technological feasibility. Capitalized costs as of November 30, 1997 and 1996 were approximately $89,000 and $104,000, respectively. These costs are amortized on a straight-line basis over two years, which approximates the economic life of the product. All other research and development expenses are expensed as incurred. Certain research and development expenditures for new products are incurred considerably in advance of anticipated net sales related to these products and in some cases do not generate any net sales. The Company has announced that it plans to increase significantly its research and development spending in fiscal 1998 over fiscal 1997 to support the development of products running on the Windows NT platform. This increase relates to additional research and development personnel, outside services, consultants and depreciation on capital equipment in support of these research and development projects.

       Selling and marketing. Selling and marketing expenses increased 6.6% to $16.1 million in fiscal 1997 from $15.1 million in fiscal 1996. Selling expenses consist primarily of salaries and related benefits, commissions, travel, occupancy and depreciation on capital equipment. Marketing expenses consist primarily of salaries and related benefits, trade shows, seminars, advertising, sales literature and lead generation activities. The increase in selling and marketing expenses relate primarily to expansion of the Company's support for its indirect distribution channel in Europe. The Company plans to continue to attend industry trade shows including the National Association of Broadcasters and conduct product seminars to market and promote its products. However, the Company has no plans to increase significantly the number of trade shows it attends nor the number of seminars it conducts and the amount of money it spends on these activities is not expected to increase significantly.


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


       Restructuring expense. The Company incurred restructuring expenses of $526,000 in its third quarter of fiscal 1997 for severance and related costs associated with a reduction of the Company's workforce. All of these expenses have been paid out as of the end of the Company's first quarter of fiscal 1998.


       Interest income. Interest income increased 12.2% to $1.8 million in fiscal 1997 from $1.6 million in fiscal 1996. The increase in interest income comes from higher cash balances in fiscal 1997 versus 1996 due to positive cash flow from operations in fiscal 1997.


       Tax provision. The tax provision decreased 86.7% to $0.2 million in fiscal 1997 from $1.2 million in fiscal 1996. The lower tax provision reflects utilization of research and development tax credit carryforwards and lower income from operations in fiscal 1997.


       Net income (loss). Income (loss) from continuing operations for fiscal 1997 was $617,000, or $0.07 per share, compared to income from continuing operations for fiscal 1996 of $4,833,000, or $0.57 per share. Income from discontinued operations for fiscal 1997 was $0, or $0.00 per share, compared to a loss from discontinued operations for fiscal 1996 of $6,672,000, or $0.79 per share. Of the $6,672,000 loss from discontinued operations, expenses related to the Spin-Off accounted for $1,500,000 and the loss on disposal of the United Kingdom-based distribution business was approximately $2,513,000.


LIQUIDITY AND CAPITAL RESOURCES


       The Company has funded its operations to date primarily from public offerings of equity securities and cash flows from operations. As of November 30, 1998 the Company's principal sources of liquidity included cash and cash equivalents and marketable securities totaling approximately $32,434,000.


       During fiscal 1998, cash provided by operating activities was approximately $1,922,000 compared to cash provided by operating activities of approximately $9,338,000 for the same period a year ago. Cash was generated during fiscal 1998 from a reduction in accounts receivable of $2,317,000 and increases in accounts payable of $306,000, accrued expenses of $2,734,000 and deferred revenue of $2,043,000. Cash was used in fiscal 1998 to fund an increase in inventory of $271,000. In addition, the net loss consumed $8,051,000, of which $2,925,000 represented non-cash depreciation and amortization expenses. Net cash provided by investing activities was approximately $957,000 in fiscal 1998 compared to net cash used in investing activities of approximately $8,261,000 (primarily for purchases of capital equipment) for the same period a year ago. Cash provided by investing activities during 1998 was derived from the proceeds of sales of marketable securities, net of purchases of approximately $4,141,000. This was offset by approximately $3,184,000 of capital expenditures for equipment and purchased software for internal use. Cash provided by financing activities during 1998 was approximately $278,000 compared to $442,000 for the same period a year ago. In 1998, cash provided by financing activities was partially offset by the purchase of the Company's common stock under the common stock repurchase program announced in

October 1998. In 1998, the Company paid $163,000 for 48,000 shares of its common stock. All of the cash provided by financing activities in fiscal 1998 came from proceeds from the Company's stock plans.


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


       SIGNIFICANT FLUCTUATIONS AND UNPREDICTABILITY OF OPERATING RESULTS. The Company's quarterly operating results may vary significantly for a number of reasons, including new product announcements and introductions by the Company or its competitors, changes in pricing, and the volume and timing of orders received during the quarter. Historically a significant percentage of the Company's net sales has resulted from orders booked and shipped during the third month of its fiscal quarter, a substantial portion of which occur in the latter half of that month. The Company has also in the past experienced delays in the development of new products and enhancements, and such delays may occur in the future. These factors make the forecasting of revenue inherently uncertain. Additionally, a significant portion of the Company's operating expenses is relatively fixed, and operating expense levels are based primarily on internal expectations of future revenue. As a consequence, quarterly operating expense levels cannot be reduced rapidly in the event that quarterly revenue levels fail to meet internal expectations. Therefore, if quarterly revenue levels fail to meet internal expectations, the Company's operating results would be adversely affected.


       CONCENTRATION OF SALES ON THE MACINTOSH PLATFORM. To date, a majority of the Company's sales relate to a single family of products running on the Macintosh platform. A decline in demand for these systems, or a failure of such systems to maintain market acceptance, as a result of competition, technological change or other factors, would have a material adverse effect on the Company's business and operating results.


       Some of the Company's products operate only on Apple Macintosh computers. Apple Computer Inc. has suffered business and financial difficulties during the past several years. In addition, the Company believes that the market of users of the Company's products increasingly views Microsoft's Windows NT operating system as an alternative platform for new digital video products. As a result of the foregoing, there can be no assurance that resellers and customers will not delay purchases of Apple-based products or purchase substitute products based on non-Macintosh operating systems, the occurrence of any of which could have a material adverse effect on the Company's business and operating results. The Company currently anticipates significant growth in quarterly revenues of the Company will not occur until new products based on the Windows NT platform have been introduced by the Company and have gained market acceptance.


       RAPID TECHNOLOGICAL CHANGE. The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's future success will depend in part upon its ability to enhance its existing products and to introduce new products and features in a timely manner to address customer requirements, respond to competitive offerings, adapt to new emerging industry standards and take advantage of new enabling technologies that could render the Company's existing products obsolete. In this regard, the Company is developing new products that will operate on the Windows NT platform. The Company currently anticipates that some of these new products will become commercially available during the first half of the Company's current fiscal year. The Company also plans in fiscal 1999 to continue its investment in research and development, primarily in connection with the development of new Windows NT-based hardware and software products. Any delay or failure of the Company in developing such additional new products or any delay or failure of such new products to achieve market acceptance, as a result of competition, blocking proprietary rights of third parties or other factors, could have a material adverse effect on the Company's business and operating results.

       RISKS ASSOCIATED WITH DEVELOPMENT AND INTRODUCTION OF NEW PRODUCTS. New product announcements by the Company's competitors and by the Company itself could have the effect of reducing customer demand for the Company's existing products. The introduction of new or enhanced products by the Company also requires the Company to manage the transitions from existing products. New product introductions require the Company to devote time and resources to the training of its sales channel in the features and target customers for such new products, which efforts could result in less selling efforts being made by the sales channel during such training period. New product announcements or introductions could contribute to significant quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline.


       DEPENDENCE ON PROPRIETY TECHNOLOGY. The Company's ability to compete successfully and achieve future revenue growth will depend, in part, on its ability to protect its proprietary technology and operate without infringing the rights of others. The Company has in the past received, and may in the future continue to receive, communications suggesting that its products may infringe patents or other intellectual property rights of third parties. The Company's policy is to investigate the factual basis of such communications and negotiate licenses where appropriate. While it may be necessary or desirable in the future to obtain licenses relating to one or more products, or relating to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms or at all. There can be no assurance that these or other future communications can be settled on commercially reasonable terms or that they will not result in protracted and costly litigation.


       RISKS OF THIRD-PARTY CLAIMS OF INFRINGEMENT. There has been substantial industry litigation regarding patent, trademark and other intellectual property rights involving technology companies. In the future, litigation may be necessary to enforce any patents issued to the Company or to enforce trade secrets, trademarks and other intellectual property rights owned by the Company, to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. For a description of certain pending litigation instituted against the Company, see
Item III, Legal Proceedings and Note 6 to the Consolidated Financial Statements. Any such litigation could be costly and a diversion of management's attention, which could adversely affect the Company's business, operating results and financial condition. Adverse determinations in any such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any of which could adversely affect the Company's business, operating results and financial condition.


       EMERGING MARKETS. The broadcast, post-production, business, and institution digital video segments to which the Company is targeting its products are an emerging market. Many of the current users in this market rely on analog video tape processes. Digital editing alternatives are relatively new and currently account for a small portion of this market of current users. The Company also believes that this market includes a potential market of new users who currently out-source their video production requirements. The Company's future growth will depend, in part, on the rate at which existing users convert to digital editing processes and the rate at which new users adopt digital video systems as a communications resource. There can be no assurance that the use of digital video products like the ones offered by the Company will expand among existing users of alternative video production processes or the market for new users, and any failure of the Company's products to achieve market acceptance in these markets, as a result of competition, technological change or other factors, could have a material adverse effect on the Company's business and operating results.


       COMPETITION. The market for the Company's products is highly competitive and characterized by pressure to reduce prices, incorporate new features and accelerate the release of new products. A number of companies currently offer products that compete directly or indirectly with the Company's products, including Accom, Inc., Avid Technology, Inc., Discreet Logic Inc., FAST Electronic GmbH, Matrox Electronic Systems Ltd., Pinnacle Systems, Inc., and Truevision, Inc. In addition, the Company expects much larger vendors, such as Apple Computer Inc., Matsushita Electric Industrial Company Ltd., Microsoft Corporation, and Sony Corporation, to develop and introduce digital editing systems that may compete with the Company's products. Many of these current and potential competitors have greater financial, technical and marketing resources than the Company. As a result, such competitors may be able to develop products comparable to or superior to the Company's products, adapt more quickly than the Company to new technologies, evolving industry standards or customer requirements, or lower their product costs and thus be able to lower prices to levels at which the Company could not operate profitably, the occurrence of any of which could have a material adverse effect on the Company's business and operating results. In this regard, the Company believes that it will continue to experience competitive pressure to reduce prices, particularly for its high data rate systems. The Company has historically realized higher gross profit on the sale of its high data rate systems than its entry-level systems, and such continued competitive pricing pressure could result in lower sales and gross margin, which in turn could adversely affect the Company's operating results.


       DEPENDENCE ON SINGLE OR LIMITED SOURCE SUPPLIERS. The Company is dependent on single or limited source suppliers for several key components used in its products. The availability of many of these components is dependent on the Company's ability to provide suppliers with accurate forecasts of its future requirements, and certain components used by the Company have been subject to industry-wide shortages. The Company does not carry significant inventories of these components and has no guaranteed supply arrangements with such suppliers. There can be no assurance that the Company's inventories would be adequate to meet the Company's production needs during any interruption of supply. The Company's inability to develop alternative supply sources, if required, or a reduction or stoppage in supply, could delay product shipments until new sources of supply become available, and any such delay could adversely affect the Company's business and operating results in any given period.


       DEPENDENCE ON RESELLERS. The Company relies primarily on its worldwide network of independent VARs to distribute and sell its products to end users. The Company's resellers generally offer products of several different companies, including in some cases products which are competitive with the Company's products. In addition, many of these VARs are small organizations with limited capital resources. There can be no assurance that the Company's resellers will continue to purchase the Company's products or provide them with adequate levels of support, or that the Company's efforts to expand its VAR network will be successful, any significant failure of which could have a material adverse effect on the Company's business and operating results.


       RELIANCE ON INTERNATIONAL SALES. Sales of the Company's products outside of North America represented approximately 44% of the Company's net sales for the fiscal year ended November 30, 1998. International sales and operations may be subject to risks such as the imposition of government controls, export license requirements, restrictions on the export of critical technology, less effective enforcement of proprietary rights; currency exchange fluctuations, generally longer collection periods, political instability, trade restrictions, changes in tariffs, difficulties in staffing and managing international operations, potential insolvency of international resellers and difficulty in collecting accounts receivable. The Company's international sales are also subject to more seasonal fluctuation than domestic sales. In this regard, the traditional summer vacation period, which occurs during the Company's third fiscal quarter, may result in a decrease in sales, particularly in Europe. There can be no assurance that these factors will not have an adverse effect on the Company's future international operations and consequently, on the Company's business and operating results.


       YEAR 2000 READINESS DISCLOSURE. The year 2000 issue is the potential for system and processing failure of date-related data and the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.


       To address these year 2000 issues with its major information technology systems, the Company has initiated a program that is designed to deal with the Company's internal management information technology systems. The activities included in this program are intended to encompass all major categories of information technology systems used by the Company, including manufacturing, sales, order entry, accounting and financial reporting. The Company has spent more than $2,500,000 over the past two years upgrading its internal management information technology systems. The Company has substantially completed an assessment of these information technology systems and believes that its information technology systems are year 2000 compliant. However, the Company utilizes third-party equipment and software that may not be year 2000 compliant. Failure of third-party equipment or software to operate properly with regard to the year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, results of operations and financial condition. The Company may also be vulnerable to any failures by its major suppliers, service providers and customers to remedy their own internal information technology systems due to year 2000 issues which could, among other things, have a material and adverse affect on the Company's supplies and orders. The Company is unable to estimate the nature or extent of any potential adverse impact resulting from the failure of third parties, such as suppliers, service providers and customers, to achieve year 2000 compliance. Moreover, such third parties, even if year 2000 compliant, could experience difficulties resulting from year 2000 issues that may affect their suppliers, service providers and customers. As a result, although the Company does not currently anticipate that it will experience any material shipment delays from their major product suppliers or any material sales delays to its customers due to year 2000 issues, these third parties may experience year 2000 problems. Any such problems could have a material adverse affect on the Company's business, results of operations and financial condition.


       Other than the activities described above, the Company does not have and does not plan to develop a contingency plan to address year 2000 issues. Should any unanticipated significant year 2000 issues arise, the Company's failure to implement such a contingency plan could have a material adverse affect on its business, results of operations and financial condition.


       To assist customers in evaluating their year 2000 issues as they may relate to the Company's products, the Company has assessed the capability of its current products and products no longer produced, to handle the year 2000 issue. As a result of this assessment, the Company believes that all current products shipping are year 2000 compliant, however, their can be no assurance that the failure to ensure year 2000 capability for the Company's products will not have a material adverse affect on the Company


       Based on information currently available to the Company, it does not believe that the year 2000 issues discussed above related to internal information technology systems or products sold to customers will have a material adverse impact on the Company's business, results of operations or financial condition; however, it is uncertain to what extent the Company may be affected by such matters. In addition, their can be no assurance that the failure to ensure year 2000 capability by the Company, its suppliers or other third parties will not have a material adverse affect on the Company.


       EURO CONVERSION. On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the euro. As of January 1, 2002, the transition to the euro will be complete. The Company has operations within the European Union and has prepared for the euro conversion. The Company does not expect the costs associated with the transition to be material. The Company's functional currency for accounting purposes is the U. S. Dollar. The overall effect of the transition to the euro may have a material adverse affect on the Company's business, financial condition and financial results.


       DEPENDENCE ON KEY PERSONNEL. Competition for employees with the skills required by the Company is intense in the geographic areas in which the Company's operations are located. The Company believes that its future success will depend on its continued ability to attract and retain qualified employees, especially in research and development.


ITEM 7A     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


       Not applicable.


ITEM 8      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


       The Company's financial statements, together with the auditors' report thereon, appear on pages F-1 through F-18 of this Annual Report on Form 10-K.


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


       Not applicable.

                                    PART III


ITEM 10     DIRECTORS AND OFFICERS OF THE REGISTRANT


       The Company will furnish to the Securities and Exchange Commission not later than 120 days after the close of its fiscal year ended November 30, 1998 a definitive Proxy Statement (the "Proxy Statement") for the Annual Meeting of Stockholders to be held on April 14, 1999. The information required by this Item is incorporated herein by reference to "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.


ITEM 11     EXECUTIVE COMPENSATION


       The information required by this Item is incorporated herein by reference to "Election of Directors" and "Executive Compensation" in the Proxy Statement.


ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


       The information required by this Item is incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.


ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


       The information required by this Item is incorporated herein by reference to "Certain Relationships and Related Transactions" in the Proxy Statement.

                                                    PART IV


ITEM 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


       The following documents are filed as part of this report:
                                                                                              PAGE
                                                                                              ----
       (a) (1)  Consolidated Financial Statements.


       MEDIA 100 INC. AND SUBSIDIARIES
         Report of Independent Public Accountants............................................    F-2
         Consolidated Balance Sheets as of November 30, 1998 and 1997........................    F-3
         Consolidated Statements of Operations for the Fiscal Years Ended
              November 30, 1998, 1997 and 1996...............................................    F-4
         Consolidated Statement of Stockholders' Equity for the Fiscal Years Ended
              November 30, 1998, 1997 and 1996...............................................    F-5
         Consolidated Statements of Cash Flows for the Fiscal Years Ended
              November 30, 1998, 1997 and 1996...............................................    F-6
         Notes to Consolidated Financial Statements..........................................    F-7


       (a) (2)  Financial Statement Schedules.


         Not applicable.


       (a) (3)  List of Exhibits.

       3.1  Restated Certificate of Incorporation of Media 100 Inc. (filed as
       Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 and incorporated by reference herein).

       3.2 By-laws of Media 100 Inc., as amended through June 17, 1998 (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31,1998 and incorporated by reference herein).

       4 Specimen Certificate representing the Company's Common Stock (filed as
       Exhibit 4 to the Company's Registration Statement on Form S-1, File No. 2-94121 and incorporated by reference herein).

       10.1* Key Employee Incentive Plan (1982), as amended through November 15, 1996 (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 and incorporated by reference herein).

       10.2* 1986 Employee Stock Purchase Plan, as amended through November 15, 1996 (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 and incorporated by reference herein).

       10.3* Key Employee Incentive Plan (1992), as amended through January 19, 1998 (filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997 and incorporated by reference herein).

       10.4* Media 100 Inc. 401(k) Savings Plan (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997 and incorporated by reference herein).

       10.5.1 Lease dated January 31, 1997 relating to 290 Donald Lynch Boulevard, Marlboro, MA (filed as Exhibit 10.5.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 and incorporated by reference herein).

       10.5.2 License Agreement dated as of January 31, 1997 relating to 290 Donald Lynch Boulevard, Marlboro, MA (filed as Exhibit 10.5.2 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 and incorporated by reference herein).

       10.6.1 Distribution Agreement dated as of November 19, 1996 with Data Translation II, Inc. (DTI) (filed as Exhibit 10.8.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 and incorporated by reference herein).

       10.6.2 Intellectual Property Agreement dated as of December 2, 1996 with DTI (filed as Exhibit 10.8.2 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 and incorporated by reference herein).

       10.6.3 Corporate Services Agreement dated as of December 2, 1996 with DTI (filed as Exhibit 10.8.3 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 and incorporated by reference herein).

       10.6.4 Amendment to Corporate Services Agreement dated November 18, 1997 (filed as Exhibit 10.6.4 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997 and incorporated by reference herein).

       10.9 Offer Letter from the Company to B. Robert Feingold (filed as
       Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31,1998 and incorporated by reference herein).

       21   Subsidiaries of Media 100 Inc. (filed as Exhibit 21 to the Company's
       Annual Report on Form 10-K for the fiscal year ended November 30, 1997 and incorporated by reference herein).

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

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Media 100 Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 1999.

                                                   Media 100 Inc.


                                                   By:   /S/  JOHN A. MOLINARI
                                                         ---------------------
                                                         John A. Molinari
                                                         Chief Executive Officer


                                POWER OF ATTORNEY


       KNOW ALL MEN BY THESE PRESENTS that each of the undersigned officers and directors of Media 100 Inc., a Delaware corporation (the "Company"), hereby constitutes and appoints John A. Molinari and Steven D. Shea, and each of them, with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities (until revoked in writing) to sign the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1998, and any and all amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.


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


       SIGNATURE                             TITLE                                        DATE
       ---------                             -----                                        ----

/S/  JOHN A. MOLINARI                 Chief Executive Officer                      March 1, 1999
-------------------------------------
John A. Molinari                      and Director
                                      (Principal Executive Officer)

/S/ B. ROBERT FEINGOLD                President, Chief Operating Officer           March 1, 1999
-------------------------------------
B. Robert Feingold                    and Director

/S/ STEVEN D. SHEA                    Vice President of Finance                    March 1, 1999
-------------------------------------
Steven D. Shea                        and Treasurer
                                      (Principal Financial Officer)

/S/ MAURICE L. CASTONGUAY             Director                                     March 1, 1999
-------------------------------------
Maurice L. Castonguay


/S/  ROGER W. REDMOND                 Director                                     March 1, 1999
-------------------------------------
Roger W. Redmond


/S/ /  BRUCE SACHS                    Director                                     March 1, 1999
-------------------------------------
Bruce Sachs


/S/ PAUL J. SEVERINO                  Director                                     March 1, 1999
-------------------------------------
Paul J. Severino


                          INDEX TO FINANCIAL STATEMENTS


                                                                                              Page
                                                                                              ----
MEDIA 100 INC. AND SUBSIDIARIES


       Report of Independent Public Accountants..............................................    F-2

       Consolidated Balance Sheets as of November 30, 1998 and 1997..........................    F-3

       Consolidated Statements of Operations for the Fiscal Years Ended
            November 30, 1998, 1997 and 1996.................................................    F-4

       Consolidated Statement of Stockholders' Equity for the Fiscal Years Ended
            November 30, 1998, 1997 and 1996.................................................    F-5

       Consolidated Statements of Cash Flows for the Fiscal Years Ended
            November 30, 1998, 1997 and 1996.................................................    F-6

       Notes to Consolidated Financial Statements............................................    F-7



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Media 100 Inc.:


We have audited the accompanying consolidated balance sheets of Media 100 Inc. (a Delaware corporation) and subsidiaries as of November 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended November 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Media 100 Inc. and subsidiaries as of November 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1998, in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP



Boston, Massachusetts
January 5, 1999


                         MEDIA 100 INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 November 30,    November 30,
                                                                         1998            1997
                                                                --------------  --------------
                             ASSETS
Current assets:

          Cash and cash equivalents                                   $ 7,249         $ 4,042
          Marketable securities                                        25,185          28,892
          Accounts receivable, net of allowance for doubtful
             accounts of $395 in 1998 and $411 in 1997                  5,372           7,689
          Income tax refund receivable                                    280               -
          Inventories                                                     967             696
          Prepaid expenses                                                743             743
                                                                --------------  --------------
          Total current assets                                         39,796          42,062

Equipment, net                                                          8,363           8,104

Other assets, net                                                         313             593

                                                                --------------  --------------
          Total assets                                               $ 48,472        $ 50,759
                                                                --------------  --------------
                                                                --------------  --------------

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

          Accounts payable                                            $ 2,259         $ 1,953
          Accrued expenses                                              9,692           6,958
          Deferred revenue                                              6,048           4,005
                                                                --------------  --------------
          Total current liabilities                                    17,999          12,916

Commitments and contingencies (Note 6)

Stockholders' equity:
          Preferred stock, $.01 par value,
             Authorized - 1,000,000 shares, none
             Issued                                                         -               -
          Common stock, $.01 par value,
             Authorized - 25,000,000 shares
             Issued - 8,327,847 and 8,192,354 shares at
             November 30, 1998 and 1997, respectively
             Outstanding - 8,279,847 and 8,192,354 shares at
             November 30, 1998 and 1997, respectively                      83              82
          Capital in excess of par value                               40,917          40,477
          Accumulated deficit                                        (10,598)         (2,547)
          Cumulative translation adjustment                              (37)            (87)
          Treasury stock, at cost - 48,000 shares at
            November 30, 1998                                           (163)               -
          Unrealized holding gain (loss) on available for
             sale securities                                              271            (82)

                                                                --------------  -------------
          Total stockholders' equity                                   30,473          37,843

                                                                --------------  --------------
          Total liabilities and stockholders' equity                 $ 48,472        $ 50,759
                                                                --------------  --------------
                                                                --------------  --------------


The accompanying notes are an integral part of these consolidated financial statements.

                         MEDIA 100 INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



FISCAL YEARS ENDED NOVEMBER 30,                    1998            1997            1996
                                            ------------    ------------   -------------
Net sales                                      $ 41,788        $ 46,660        $ 50,826

Cost of sales                                    16,233          18,238          20,046

                                            ------------    ------------   -------------
     Gross profit                                25,555          28,422          30,780
                                            ------------    ------------   -------------
Operating expenses:
   Research and development                      16,414           8,508           6,227

   Selling and marketing                         15,004          16,061          15,066

   General and administrative                     3,810           4,330           5,034

   Restructuring expense                              -             526               -

                                            ------------    ------------   -------------
     Total operating expenses                    35,228          29,425          26,327
                                            ------------    ------------   -------------

     Operating income (loss)                    (9,673)         (1,003)           4,453

Interest income                                   1,622           1,781           1,588

                                            ------------    ------------   -------------
   Income (loss) from continuing
   operations before tax provision              (8,051)             778           6,041

Tax provision                                         -             161           1,208

                                            ------------    ------------   -------------
   Income (loss) from continuing
   operations                                   (8,051)             617           4,833

Discontinued operations:
   Loss from discontinued
   operations                                         -               -         (6,672)
                                            ------------    ------------   -------------
   Net income (loss)                          $ (8,051)          $  617       $ (1,839)
                                            ------------    ------------   -------------
                                            ------------    ------------   -------------

Basic earnings (loss) per share:

   Continuing operations                      $  (0.97)         $  0.07         $  0.60
   Discontinued operations                            -               -          (0.83)
                                            ------------    ------------   -------------
Basic earnings (loss) per share               $  (0.97)         $  0.07        $ (0.23)
                                            ------------    ------------   -------------
                                            ------------    ------------   -------------

Diluted earnings (loss) per share:

   Continuing operations                      $  (0.97)         $  0.07         $  0.57
   Discontinued operations                            -               -          (0.79)
                                            ------------    ------------   -------------
Diluted earnings (loss) per share             $  (0.97)         $  0.07        $ (0.22)
                                            ------------    ------------   -------------
                                            ------------    ------------   -------------

Weighted average common
shares              outstanding:

 Basic                                            8,273           8,148           7,993
                                            ------------    ------------   -------------
                                            ------------    ------------   -------------
 Diluted                                          8,273           8,247           8,470
                                            ------------    ------------   -------------
                                            ------------    ------------   -------------




The accompanying notes are an integral part of these consolidated financial statements.

                         MEDIA 100 INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                                                          Unrealized
                                                                                                           Holding
                                                                                                            Gain
                                                                     Retained                             (Loss) on
                              Common Stock           Capital in     Earnings/     Cumulative              Available
                             $.01 Par Value         Excess of Par  (Accumulated  Translation   Treasury   for Sale
                        -------------------------
                            Shares       Amount         Value         Deficit)    Adjustment    Stock    Securities
----------------------  ------------- ---------- --------------- -------------  ------------ ---------- --------------

Balance, November 30,
1995                      8,491,208   $       85  $       37,062   $     11,665 $      (173) $  (1,843)  $     (55)

Proceeds from issuance
of common stock under
stock plans                 242,272            3           1,359              -            -          -           -

Retirement of treasury
stock                     (869,096)          (9)         (1,834)              -            -      1,843           -

Issuance of common
stock                       223,500            2           3,448              -            -          -           -

Translation adjustment            -            -               -              -          296          -           -


Net loss                          -            -               -          (1,839)           -         -           -

Unrealized holding
gain on available for
sales securities                  -            -               -              -            -          -          55
                        ------------    ---------   -------------    -----------  -----------  ---------   ---------

Balance, November 30,
1996                    $ 8,087,884     $     81    $     40,035     $    9,826   $       123  $       -   $       -

Proceeds from issuance
of common stock under
stock plans                 104,470            1             442              -            -          -           -

Dividend of Data
Translation II, Inc.
stock to stockholders             -            -               -        (12,990)            -          -           -

Translation adjustment            -            -               -              -         (210)         -          -

Net income                        -            -               -            617             -          -           -

Unrealized holding
loss on available for
sale securities                   -            -               -              -            -          -        (82)
                        ------------    ---------   -------------    -----------  -----------  ---------   ---------

Balance, November 30,
1997                    $  8,192,354    $      82   $      40,477    $  (2,547)   $      (87)  $       -   $   (82)

Proceeds from issuance
of common stock under
stock plans                 135,493            1             440              -            -           -          -

Translation adjustment            -            -               -              -           50           -          -

Purchase of treasury
stock                      (48,000)            -               -              -            -       (163)          -

Net loss                         -             -               -        (8,051)            -          -           -

Unrealized holding
gain on available for
sale securities                   -            -               -              -            -          -         353
                        ------------    ---------   -------------    -----------  -----------  ---------   --------
Balance, November 30,
1998                      8,279,847   $       83  $       40,917   $   (10,598) $       (37) $    (163)  $      271
                        ------------    ---------   -------------    -----------  -----------  ---------   --------
                        ------------    ---------   -------------    -----------  -----------  ---------   --------




The accompanying notes are an integral part of these consolidated financial statements.


                         MEDIA 100 INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

--------------------------------------------  ----------------------   ------------ ---------------
FISCAL YEARS ENDED NOVEMBER 30,                                1998           1997         1996
--------------------------------------------  -----------------------  ------------- --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $(8,051)          $ 617    $ (1,839)
Loss from discontinued operations                                 -              -        6,672
                                                     ---------------  -------------- ------------
Income (loss) from continuing operations                    (8,051)            617        4,833

Adjustments to reconcile income (loss)  from continuing
   operations to net cash provided by (used in) operating
   activities:
   Depreciation and amortization                              2,925          1,614          898
   Deferred income taxes                                          -              -          (3)
   (Gain) loss on sale of marketable securities                 (81)            19         (33)

Changes in assets and liabilities:
   Accounts receivable                                        2,317          3,976      (5,603)
   Income tax refund receivable                               (280)              -         (61)
   Inventories                                                (271)            777          427
   Prepaid expenses                                               -          (175)        (107)
   Other assets                                                 280          (481)         (27)
   Accounts payable                                             306           (28)        1,465
   Accrued expenses                                           2,734          1,167        2,938
   Deferred revenue                                           2,043          1,852        1,143
                                                     ---------------  -------------- ------------
Net cash provided by continuing operating activities          1,922          9,338        5,870
Net cash used in discontinued operating activities                -              -     (13,560)
----------------------------------------------------- --------------  ------------- -------------
Net cash provided by (used in) operating activities          $1,922        $ 9,338    $ (7,690)
----------------------------------------------------- --------------- ------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchase of equipment                                   (3,184)        (7,251)      (1,951)
Purchases of marketable securities                         (76,675)       (65,716)     (78,620)
Proceeds from sales of marketable securities                 80,816         64,706      57,284
----------------------------------------------------- --------------  ------------- -------------
Net cash provided by (used in) investing activities           $ 957      $ (8,261)   $ (23,287)
----------------------------------------------------- --------------  ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock plans                                       441            442        1,362
Purchase of treasury stock                                    (163)              -            -
Net proceeds from public sale of common stock                     -              -        3,450
----------------------------------------------------- --------------  ------------- -------------
Net cash provided by  financing activities                    $ 278          $ 442      $ 4,812
----------------------------------------------------- --------------  ------------- -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                          50          (210)          296

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          3,207          1,309     (25,869)

CASH AND CASH EQUIVALENTS, beginning of period                4,042          2,733       28,602
----------------------------------------------------- --------------  ------------- -------------
----------------------------------------------------- --------------  ------------- -------------
CASH AND CASH EQUIVALENTS, end of period                    $ 7,249        $ 4,042      $ 2,733
----------------------------------------------------- --------------  ------------- -------------
----------------------------------------------------- --------------  ------------- -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes                                   $  349          $  92       $  743
----------------------------------------------------- --------------  ------------- -------------
----------------------------------------------------- --------------  ------------- -------------
OTHER TRANSACTIONS NOT PROVIDING (USING) CASH:

Dividend of Data Translation II, Inc. stock to stockholders   $   -      $(12,990)       $    -
                                                              -----      ---------       ------
                                                              -----      ---------       ------
Retirement of treasury stock                                  $   -         $    -      $ 1,843
                                                              -----      ---------       ------
                                                              -----      ---------       ------
Change in value of marketable securities                     $  353       $   (82)      $  (55)
                                                             -------      --------      -------
                                                             -------      --------      -------


The accompanying notes are an integral part of these consolidated financial statements.




                         MEDIA 100 INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  OPERATIONS


       Media 100 Inc., a Delaware corporation, (the "Company") was incorporated in 1973. The Company develops, markets, sells and supports digital video systems that enable a wide range of professional communicators in business, education, and video post production to create complete, television-quality video productions quickly, easily, and with great creative flexibility. The Company markets and delivers its products to end users through a worldwide channel of specialized value-added resellers ("VARs") that sell, assemble and install turnkey systems using high performance personal computers, disk drives, and ancillary video equipment.


       On July 30, 1996, Media 100 Inc. announced its intention to separate its
Media 100 digital video business from its data acquisition and imaging, commercial products and U.K.-based networking distribution businesses. The
Company announced that it would contribute its data acquisition and imaging and commercial products businesses to a newly-formed subsidiary, Data Translation
II, Inc. ("DTI"), the stock of which would then be distributed as a dividend to the Company's stockholders. The Company further announced that it planned to dispose of its networking distribution business within twelve months. On
November 11, 1996, the Company sold substantially all of the assets associated with its networking distribution business in connection with the winding up of that business. On December 2, 1996, the Company distributed all of the shares of DTI, to which it had contributed its data acquisition and imaging and commercial products businesses and the remaining assets and liabilities of the networking distribution business, as a dividend to the Company's stockholders (the
"Spin-Off"), in the ratio of one share of DTI common stock for every four shares of Company common stock. The dividend reduced retained earnings in an amount equal to $12,990,000. In connection with the Spin-Off, the Company retained only its Media 100 related business and changed its name to Media 100 Inc.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


       The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of significant intercompany transactions and balances. These consolidated financial statements reflect the use of the following significant accounting policies, as described below and elsewhere in the notes to consolidated financial statements.
These consolidated financial statements are prepared in accordance with generally accepted accounting principles.


(a)  Principles of Consolidation


The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.


(b)  Cash and Cash Equivalents and Marketable Securities


       Cash equivalents are carried at cost, which approximates market value, and have original maturities of less than three months. Cash equivalents include money market accounts and repurchase agreements with overnight maturities.


       The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN
INVESTMENTS IN DEBT AND EQUITY SECURITIES (SFAS No. 115). Under this standard, the Company is required to classify all investments in debt and equity securities into one or more of the following three categories: held-to-maturity, available-for-sale or trading. Available-for-sale securities are recorded at fair market value with unrealized gains and losses excluded from earnings and included as a component of stockholders' equity. All of the Company's marketable securities are classified as available-for-sale.




Marketable securities held as of November 30, 1998 and 1997 consist of the following (in thousands):

                                                           MATURITY                       1998             1997
                                                           --------                       ----             ----
Investments available for sale:
       U.S. Treasury Notes                              less than 1 year          $      1,535 $          3,031
       U.S. Treasury Notes                              1 - 5 years                      5,760            4,306
                                                                              -----------------   ---------------
          Total U.S. Treasury Notes                                                      7,295            7,337

       Municipal Bonds                                  less than 1 year                 3,837            2,021
       Municipal Bonds                                  1 - 5 years                      1,067              514
                                                                              -----------------   ---------------
          Total Municipal Bonds                                                          4,904            2,535

       U.S. Agency Bonds                                less than 1 year                 4,298              605
       U.S. Agency Bonds                                1 - 5 years                      4,136            2,535
                                                                              -----------------   ---------------

          Total U.S. Agency Bonds                                                        8,434            3,140

       Money Market Instruments                         less than 1 year                 3,395            9,402

       Corporate Obligations                            less than 1 year                   516            3,956
       Corporate Obligations                            1 - 5 years                      6,847            2,522
                                                                              -----------------   ---------------

          Total Corporate Obligations                                                    7,363            6,478

Total  Investments available for sale                                                   31,391           28,892
Less:  Cash equivalents                                                                (6,206)                -
                                                                              -----------------  ---------------

Total marketable securities                                                  $          25,185 $         28,892
                                                                             -----------------  ---------------
                                                                             -----------------  ---------------

       Marketable securities had a cost of $31,120 and $28,974 at November 30, 1998 and 1997, respectively, and a market value of $25,185 and $28,892, respectively. To adjust the carrying amount of the November 30, 1998 and 1997 marketable securities portfolio to market value, an unrealized gain (loss) has been reflected as a separate component of stockholders' equity pursuant to the provisions of SFAS No. 115.

(c) Inventories

       Inventories at November 30, 1998 and 1997 are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following (in thousands):

                                                                       1998                1997
                                                           -----------------     ---------------

Raw materials                                           $               230   $             305
Work-in-process                                                         336                 252
Finished goods                                                          401                 139
                                                        ---------------------    ---------------
                                                        $               967   $             696
                                                        ---------------------    ---------------
                                                        ---------------------    ---------------

       Work-in-process and finished goods inventories include material, labor and manufacturing overhead. Management performs periodic reviews of inventory and disposes of items not required by their manufacturing plan.

(d) Depreciation and Amortization

       The Company provides for depreciation and amortization, using the straight-line method by charges to operating expenses in amounts that allocate the cost of the equipment over the following estimated useful lives:
                           DESCRIPTION                      USEFUL LIVES
                           ----------------------- ----------------------
                           Machinery and equipment          3 to 5 years
                           Purchased software               3 to 5 years
                           Furniture and fixtures           7 years
                           Vehicles                         3 years
                           Leasehold Improvements           10 years

(e)  Equipment, net


       Equipment, net at November 30, 1998 and 1997 is stated at cost, less accumulated depreciation and amortization, and consists of the following (in thousands):

                                                            1998                      1997
                                                 ----------------      --------------------

          Machinery and equipment              $           7,174     $               8,032
          Purchased software                               3,616                       978
          Furniture and fixtures                           1,240                     1,288
          Vehicles                                            12                        12
          Leasehold improvements                           1,482                     1,418
                                                 ----------------      --------------------
                                               $          13,524     $              11,728
          Less accumulated depreciation and
          amortization                                     5,161                     3,624
                                                 ----------------      --------------------
                                               $           8,363     $               8,104
                                               ------------------      --------------------
                                               ------------------      --------------------

(f)  Foreign Currency


       The financial statements of the Company's subsidiaries are translated from their functional currency into U.S. dollars using the current rate method in accordance with Statement of Financial Accounting Standards No. 52, FOREIGN CURRENCY TRANSLATION. Accordingly, assets and liabilities of the Company's foreign subsidiaries are translated at the rates of exchange in effect at year-end. Revenues and expenses are translated using exchange rates in effect during the year. Gains and losses from foreign currency translation are credited or charged to "Cumulative translation adjustment" included in stockholders' equity in the accompanying consolidated balance sheets. The Company realized net foreign currency gains (losses) of $81,000, ($215,000) and $144,000 in 1998, 1997 and 1996, respectively.


(g)  Revenue Recognition


       In October 1997, Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), was issued which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company adopted the provisions of SOP 97-2 as of December 1, 1997. The Company recognizes revenue when products are shipped or, for post contract support agreements, ratably over the term of the agreements. The Company's policy is to defer the revenue associated with any vendor or postcontract support obligations remaining at the time of shipment until the related obligations are satisfied. Costs of service and warranty are not significant and are charged to operations as incurred. Revenue from hardware systems with other than incidental software components and stand alone software sales are recognized upon shipment, provided that no significant vendor or postcontract support obligations remain outstanding and collection of the resulting receivable is deemed probable.


(h)  Net Income (Loss) Per Common Share


       Effective December 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (SFAS No.128). In accordance with SFAS No. 128, basic net income (loss) per share is computed using the weighted-average number of common shares outstanding. Diluted income (loss) per share is computed using the weighted-average number of common shares outstanding and potential common shares from the assumed exercise of options outstanding during the period, if any, using the treasury stock method. Prior periods have been restated to reflect the new standard.

The following is a reconciliation of the shares used in the computation of basic and diluted earnings per share (in thousands):


----------------------------------------------------   ------------------------ ----------- ---------
FISCAL YEARS ENDED NOVEMBER 30,                                     1998          1997         1996
-----------------------------------------------------  ------------------------ ----------- ----------
Basic net income (loss) - weighted average shares of
common
   stock outstanding                                               8,273         8,148        7,993

Effect of potential common shares - stock options
   outstanding (unless antidilutive)                                   -            99          477
                                                           -------------------  ----------- --------

Diluted net income (loss) - weighted average shares and
   potential common shares outstanding                             8,273         8,247        8,470
                                                           -------------------  ----------- --------
                                                           -------------------  ----------- --------



       Options to purchase approximately 1,032,000 weighted average shares of common stock were outstanding at November 30, 1998, but were not included in the computation of diluted net income (loss) per share as a result of their dilutive effect due to the loss available to common stockholders. During fiscal years 1997 and 1996 options to purchase approximately 1,022,000 and 285,000 weighted average shares of common stock, respectively, were excluded because the options' exercise price was greater than the average market price of the common stock.

(i)  Capitalized Software Development Costs

       The Company capitalizes certain computer software development costs. Capitalization of costs commences upon establishing technological feasibility. Capitalized costs, net of accumulated amortization, were approximately $89,000 as of November 30, 1998 and 1997, respectively, and are included in other assets. These costs are amortized on a straight-line basis over two years, which approximates the economic life of the product. Amortization expense, included in cost of sales in the accompanying consolidated statements of operations, was $60,000 and $80,000 in 1998 and 1997, respectively.

(j) Restructuring Expense

       The Company incurred restructuring expenses of $526,000 in its third quarter of fiscal 1997 for severance and related costs associated with a reduction of the Company's workforce. All of these expenses have been paid out as of the end of the Company's first quarter of fiscal 1998.

 (k)  Use of Estimates in the Preparation of Financial Statements

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

(l) Recent Accounting Pronouncements

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME (SFAS No. 130). SFAS No. 130 establishes standards for the display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in equity during a period except those resulting from the issuance of shares of stock and distributions to shareholders. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 130 in its first fiscal quarter of 1999.

     In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (SFAS No. 131). SFAS No. 131 establishes standards for public companies to report operating segment information in annual financial statements and requires those enterprises to report selected operating segment information in interim financial reports issued to shareholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 131 in its fiscal 1999 annual consolidated financial statements.

       In fiscal year 1999, the Company will adopt the provisions of Statement of Position 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"). The Company does not expect the adoption of SOP 98-9 to have a material impact on its existing revenue recognition practices.

(m) Reclassifications

       Certain amounts in the prior year's financial statements have been reclassified to conform with the current year's presentation.

3.  STOCK OPTIONS
       Prior to April 1992, options were granted under the Company's 1982 Key Employee Inventive Plan (the "1982 Plan"). Subject to certain limitations imposed by the 1982 Plan, options were granted at a price determined by the Board. The Board resolved to issue options under the 1982 Plan at not less than 100% of fair market value. The options expire six years from the date of grant and become exercisable at the rate of 20% per year beginning one year from the date of grant. No further options may be granted under the 1982 Plan.

       In 1992, the Company adopted the 1992 Key Employee Incentive Plan (the "1992 Plan"), and reserved 1,000,000 shares of common stock for issuance. At the Company's Annual Meeting on April 10, 1996, the Company's stockholders approved an increase in the number of options available for grant from 1,000,000 to 2,000,000. Options granted pursuant to the 1992 Plan may, at the discretion of the Board, be incentive stock options as defined by the Internal Revenue Code. Subject to the provisions of the 1992 Plan, options granted are at a price as specified by the Board. The Board has, to date, issued options under the 1992 Plan at not less than 100% of fair market value. The options become exercisable at a rate of 20% per year beginning one year from the date of grant unless otherwise specified by the Board. The Board will determine when the options will expire, but in no event will the option period exceed ten years. No options may be granted under the 1992 Plan on or after February 29, 2002.

       Information concerning stock options for each of the three years ended November 30, 1998 follows:

                                                                                                  Weighted Average
                                              Number of                     Option                      Price
                                               Options                   Price Ranges                 per Share
                                              ---------            ---------------------          ----------------

Outstanding at November 30, 1995                  1,046,880        $     1.32 -    16.20        $              6.53
                    Granted                         595,000              7.75 -    16.91                      13.65
                    Exercised                     (215,310)              1.32 -    10.66                       4.39
                    Expired/canceled              (210,740)              1.43 -    16.91                       9.96

                                              ---------            ---------------------          ----------------

Outstanding at November 30, 1996                  1,215,830        $     1.73 -    16.91        $             10.20
                    Granted                         474,225              4.19 -    10.00                       8.48
                    Exercised                      (37,940)              1.73 -     4.72                       3.72
                    Expired/canceled              (504,189)              1.73 -    16.91                       9.93

                                              ---------            ---------------------          ----------------

Outstanding at November 30, 1997                  1,147,926        $     1.73 -    16.91        $              9.80
                    Granted                       1,262,180              2.75 -     5.00                       3.72
                    Exercised                      (42,420)              1.73 -     4.29                       2.57
                    Expired/canceled              (978,570)              1.73 -    16.91                       8.54

                                              ---------            ---------------------          ----------------

Outstanding at November 30, 1998                  1,389,116        $     2.68 -    15.48        $              5.34

                                              ---------            ---------------------          ----------------
                                              ---------            ---------------------          ----------------

Exercisable at November 30, 1998                    389,453        $     2.68 -    15.48        $              6.79

                                              ---------            ---------------------          ----------------
                                              ---------            ---------------------          ----------------
Available for grant at November 30,                 365,314
1998

                                              ---------            ---------------------          ----------------
                                              ---------            ---------------------          ----------------

       In connection with the Spin-Off, all stock options that were outstanding at December 2, 1996 were adjusted by multiplying the exercise price thereof by
 .95238 (rounding up to the nearest whole cent). Information in the above table for November 30, 1996 and prior periods has been restated to reflect this adjustment.


       In 1994, the Company amended the 1986 Employee Stock Purchase Plan (the "Plan") pursuant to which an additional 200,000 shares of common stock were reserved for issuance for a total of 600,000 shares. At the Company's Annual Meeting on April 15, 1998, the Company's stockholders approved an increase in the amount of common shares reserved for issuance, by 200,000 to 800,000. Effective July 1, 1995, employees who have worked for the Company for at least one month are eligible to participate in the Plan. The Plan allows participants to purchase common stock of the Company at 85% of the fair market value as defined. Under the Plan, the Company issued 93,073, 67,311 and 26,962 shares in fiscal years 1998, 1997 and 1996, respectively. At November 30, 1998, there were 206,258 shares available for issuance under the Plan.


       In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION (SFAS No. 123), which requires the measurement of the fair market value of stock options or warrants to be included in the statement of operations or disclosed in the notes to the financial statements. As permitted by SFAS No. 123, the Company will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and has elected the disclosure-only alternative under SFAS No. 123 for options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions are as follows:


FISCAL YEARS ENDED NOVEMBER 30,            1998                 1997                 1996
                                      ----------------    -----------------   -------------------
Risk-free interest rate........           4.2% - 5.8%          6.0% - 6.1%           6.3% - 6.6%
Expected dividend yield........                     -                    -                     -
Expected lives.................               6 years              6 years               6 years
Expected volatility............                 73.3%                75.9%                 77.3%


       The table below presents pro forma net income (loss) and earnings per share, had compensation cost for the Company's stock-based employee compensation plans been determined using the provisions of SFAS No. 123 (in thousands, except per share amounts).


FISCAL YEARS ENDED NOVEMBER 30,                                      1998             1997             1996
                                                             -------------     ------------    -------------
Income (loss) from continuing operations:
     As reported                                          $       (8,051)  $          617             4,833
     Pro forma                                            $       (9,157)  $         (153)            4,600

Income (loss) per share from continuing operations:

Basic:
     As reported                                          $        (0.97)  $          0.07  $          0.60
     Pro forma                                            $        (1.11)  $        (0.02)  $          0.58
Diluted:
     As reported                                          $        (0.97)  $          0.07  $          0.57
     Pro forma                                            $        (1.11)  $        (0.02)  $          0.54


       Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation may not be representative of that to be expected in future years.



       The following table summarizes information about options outstanding at November 30, 1998:

                                     Options Outstanding                               Options Exercisable
                  -----------------------------------------------------------  -------------------------------------
                                    Weighted Average      Weighted Average                       Weighted Average
   Range of          Number            Remaining           Exercise Price          Number         Exercise Price
Exercise Price     Outstanding      Contractual Life          per Share         Outstanding          per Share
----------------  --------------  ---------------------  --------------------  ---------------  --------------------
$  2.68 - 3.58          400,875            4.9                  $3.00                  46,200         $3.03
       3.94             538,260            5.1                   3.94                 200,581          3.94
    4.25 - 5.84         199,345            4.8                   4.35                  21,800          4.86
   9.25 - 15.48         250,636            3.0                  13.30                 120,872         13.29
                  -------------                                                ---------------
                      1,389,116                                                       389,453
                  -------------                                                ---------------
                  -------------                                                ---------------



         In January 1998, the Company offered employees the opportunity to participate in an option repricing program, pursuant to which each employee could elect to replace his or her then outstanding options with new options on a one-for-one basis. The per share exercise price of the replacement options is $3.94. The replacement options are exercisable as follows: replacement options that were granted in exchange for exercisable old options become exercisable six months following the new grant date; replacement options that were granted in exchange for unexercisable old options become exercisable over four years from the new grant date, 12.5% six months following the new grant date and 6.25% quarterly thereafter; and all replacement options expire ten years after the new grant date. An aggregate of 694,810 options were granted in exchange for options cancelled in connection with this program. The option repricing program resulted in a new measurement date for all options replaced. Since the new exercise price was equal to the fair market value of the Company's common stock on the new measurement date, the Company will not record any compensation cost in connection with this program.


4.  RETIREMENT PLAN


       In November 1985, the Company adopted an employee savings plan (the "Savings Plan") in compliance with Section 401(k) of the Internal Revenue Code. Effective April 1, 1995, the Savings Plan provides for annual Company contributions of up to 15% of the first 6% of total compensation per participant. Effective January 1, 1998, these contributions vest in full after a three-year period of service. The Company's contributions to the Savings Plan were $86,000, $98,000 and $50,000 in 1998, 1997 and 1996, respectively.
Effective January 1, 1999, the Savings Plan was amended to provide for annual contributions of up to 40% of the first 6% of total compensation, with a maximum matching contribution of $3,000 annually.


       The Company does not provide postretirement benefits to any employees as defined under Statement of Financial Accounting Standards No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS.


5.  BANK FACILITIES


       The Company renewed an irrevocable standby letter of credit agreement for a sum not to exceed $250,861 effective April 1, 1998 and terminating March 31, 1999. This facility was entered into in connection with the lease of Company's new office and manufacturing facility (Note 6(a)). This letter of credit is automatically extended without amendment annually from the termination date, unless written notice is provided electing not to renew for any such additional period. Notwithstanding the above, this letter of credit expires on March 31, 2002.


       The Company's obligation is secured by a pledge of cash in the amount of $350,000. The Company has informed the bank it intends to allow this letter of credit to automatically renew.

6.  LEASE COMMITMENTS AND CONTINGENCIES


(a)  Lease Commitments


       The Company's principal executive, engineering, manufacturing and sales operations occupy approximately 56,500 square feet in a leased facility located at 290 Donald Lynch Boulevard, Marlboro, Massachusetts. The lease for this facility terminates on March 31, 2002, but is renewable at the Company's option through March 31, 2007. Prior to moving into its current facility on May 2, 1997, the Company's operations occupied approximately 31,000 square feet in a facility which it shared with DTI located in Marlboro, Massachusetts. Total rental expense including operating expenses pursuant to the lease agreement charged to continuing operations with respect to the Company's current Marlboro facility for fiscal years 1998 and 1997 was $822,000 and $542,000, and with respect to its former Marlboro facility was $527,000, and $546,000 for the fiscal years 1997 and 1996, respectively. Rental expense with respect to the former Marlboro facility for fiscal 1997 reflected the Company's pro rata portion of the rental charges and operating expenses associated with that facility and the use by the Company of certain manufacturing equipment belonging to DTI. Rent expense including operating expenses pursuant to the lease agreement charged to operations for the consolidated Company for fiscal years 1998, 1997 and 1996 was $999,000, $1,249,000 and $726,000, respectively.


       Future minimum lease payments, excluding operating costs, under all operating leases are as follows (in thousands):


FISCAL YEARS ENDING NOVEMBER 30,
                                                                     AMOUNT
          1999                                                         $701
          2000                                                          699
          2001                                                          607
          2002                                                          217
          2003                                                           19
                                                                     ------
          Total minimum lease payments                               $2,243
                                                                     ------
                                                                     ------

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

7.  INCOME TAXES


       The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. The components of the net deferred tax liability recognized in the accompanying consolidated balance sheets are as follows (in thousands):


FISCAL YEARS ENDED NOVEMBER 30,                                    1998           1997
                                                            -----------     ----------

Net operating loss carryforwards                            $     3,866     $        -
Other temporary differences, principally nondeductible
   reserves                                                       3,112          1,562
Research and development credit carryforwards                     1,119            685
Alternative minimum tax credits                                       -             25
                                                            -----------     ----------
   Subtotal                                                       8,097          2,272
                                                            -----------     ----------
 Valuation allowance                                            (7,873)        (1,768)
                                                            -----------     ----------
Net deferred tax assets                                     $       224     $      504
                                                            -----------     ----------
                                                            -----------     ----------


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


       The tax credit carryforwards expire at various dates through 2013. The Tax Reform Act of 1986 contains provisions that may limit the tax credit carryforwards available to be used in any given year in the event of significant changes in ownership, as defined.

       The income (loss) from continuing operations before tax provision in the accompanying consolidated statements of operations consisted of the following (in thousands):


FISCAL YEARS ENDED NOVEMBER 30,                  1998              1997              1996
                                     ----------------- ----------------- -----------------
United States                               $ (8,039)             $ 792           $ 6,819
Foreign                                          (12)              (14)             (778)
                                     ----------------- ----------------- -----------------
                                            $ (8,051)             $ 778           $ 6,041
                                     ----------------- ----------------- -----------------
                                     ----------------- ----------------- -----------------

       The income tax provision shown in the accompanying consolidated statements of operations consists of the following (in thousands):



FISCAL YEARS ENDED NOVEMBER 30,                        1998               1997               1996
                                                    -------              -----            -------
 Federal:
 Current                                            $ (280)              $ 581            $ 1,008
 Deferred                                               280               (504)                 -
                                                    -------              -----            -------
                                                          -                 77              1,008
                                                    -------              -----            -------
 State:
 Current                                                  -                 24                100
 Deferred                                                 -                  -                  -
                                                    -------              -----            -------
                                                          -                 24                100
                                                    -------              -----            -------
 Foreign - Current                                        -                 60                100
                                                    -------              -----            -------
                                                        $ -              $ 161            $ 1,208
                                                    -------              -----            -------
                                                    -------              -----            -------


       The effective income tax rate varies from the amount computed using the statutory U.S. income tax rate as follows:



FISCAL YEARS ENDED NOVEMBER 30,                            1998              1997                1996
                                                         ------            ------              ------
Tax provision (benefit) at statutory rate                (34.0) %          34.0  %             34.0%
Federal benefit from loss carryforward                        -                 -               (5.6)
Utilization of research and development                       -                                (14.8)
credits                                                                    (30.5)
State taxes                                               (6.0)               3.1
                                                                                                  1.6
Change in valuation allowance                              40.0                 -                   -
Foreign taxes                                                 -               7.7                 1.6
Tax credits                                                   -               1.8                 3.2
Other permanent differences                                   -               4.5                   -
                                                         ------            ------              ------
                                                              - %            20.6%               20.0%
                                                         ------            ------              ------
                                                         ------            ------              ------




8.  GEOGRAPHIC INFORMATION


       Operations in various geographic areas for the three years ended November 30, 1998 are summarized as follows (in thousands):


                                                 United States           Europe    Eliminations      Consolidated
                                                 -------------          --------   ------------      ------------
FISCAL 1996
Sales to unaffiliated customers (1)                   $ 44,677          $ 6,149          $    -          $ 50,826
Sales or transfers between geographic areas              4,780                -         (4,780)                 -
                                                 -------------          --------   ------------      ------------
Net sales                                             $ 49,457          $ 6,149       $ (4,780)          $ 50,826
                                                 -------------          --------   ------------      ------------
Operating income (loss)                                $ 5,314          $ (778)         $  (83)           $ 4,453
Identifiable assets of continuing operations          $ 46,601          $ 3,647       $ (3,248)          $ 47,000
                                                 -------------          --------   ------------      ------------
                                                 -------------          --------   ------------      ------------
FISCAL 1997
Sales to unaffiliated customers (1)                   $ 37,398          $ 9,262          $    -          $ 46,660
Sales or transfers between geographic areas              4,516                -         (4,516)                 -
                                                 -------------          --------   ------------      ------------
Net sales                                             $ 41,914          $ 9,262       $ (4,516)          $ 46,660
                                                 -------------          --------   ------------      ------------
Operating income (loss)                               $(1,032)           $   79         $  (50)         $ (1,003)
Identifiable assets of continuing operations          $ 49,529          $ 5,287       $ (4,057)          $ 50,759
                                                 -------------          --------   ------------      ------------
                                                 -------------          --------   ------------      ------------
FISCAL 1998
Sales to unaffiliated customers (1)                   $ 31,306         $ 10,482          $    -          $ 41,788
Sales or transfers between geographic areas              5,948                -         (5,948)                 -
                                                 -------------          --------   ------------      ------------
Net sales                                             $ 37,254         $ 10,482       $ (5,948)          $ 41,788
                                                 -------------          --------   ------------      ------------
Operating income (loss)                              $ (9,636)         $  (110)          $   73         $ (9,673)
Identifiable assets of continuing operations          $ 46,641         $  4,368       $ (2,537)          $ 48,472
                                                 -------------          --------   ------------      ------------
                                                 -------------          --------   ------------      ------------



(1) Foreign sales from the United States to unaffiliated customers for the years ended November 30, 1998, 1997 and 1996 were approximately $7,953, $11,361 and $13,317 respectively.

9.  ACCRUED EXPENSES



       Accrued expenses at November 30, 1998 and 1997 consist of the following (in thousands):


                                                  1998                    1997
                                         --------------          --------------

Payroll and related taxes                      $ 1,691                 $ 1,552
Accrued warranty                                   463                     451
Accrued product development                      2,220                     450
Accrued sales and marketing                        878                     698
Accrued legal and other                          4,440                   3,807
                                         --------------          --------------
                                                $9,692                  $6,958
                                         --------------          --------------
                                         --------------          --------------



10.  VALUATION AND QUALIFYING ACCOUNTS

The following table sets forth activity in the Company's accounts receivable reserve account (in thousands):


                           --------------  ---------------------- -------------- -------------
                              Balance at    Charges to Cost and     Deductions      Balance at
                             Beginning of         Expense                             End of
                              Fiscal Year                                          Fiscal Year
                           --------------  ---------------------- -------------- -------------

For the Fiscal Year Ended           $203                $177           $52                 $328
November 30, 1996
                           --------------  ---------------------- -------------- -------------
                           --------------  ---------------------- -------------- -------------
For the Fiscal Year Ended           $328                $187          $104                 $411
November 30, 1997
                           --------------  ---------------------- -------------- -------------
                           --------------  ---------------------- -------------- -------------
For the Fiscal Year Ended           $411                $340          $356                 $395
November 30, 1998
                           --------------  ---------------------- -------------- -------------
                           --------------  ---------------------- -------------- -------------



11.  SELECTED QUARTERLY INFORMATION (UNAUDITED)


Fiscal 1998 (in thousands, except per share amounts)        February 28           May 31        August 31        November 30
----------------------------------------------------  --------------------   ---------------  --------------  --------------

Net sales                                                      $ 10,521         $  9,637         $ 10,124           $ 11,506
Gross profit                                                   $  6,428         $  5,878         $  6,173           $  7,076
Net income (loss)                                              $   (752)        $ (3,350)        $ (2,419)          $ (1,530)
Net income (loss) per share - basic                            $  (0.09)        $  (0.41)        $  (0.29)          $  (0.18)
Net income (loss) per share - diluted                          $  (0.09)        $  (0.41)        $  (0.29)          $  (0.18)
Shares -  net income (loss) per share - basic                     8,232            8,258            8,306              8,297
Shares -  net income (loss) per share - diluted                   8,232            8,258            8,306              8,297
                                                      --------------------   ---------------  -------------   --------------
                                                      --------------------   ---------------  -------------   --------------



 Fiscal 1997 (in thousands, except per share amounts)       February 28           May 31        August 31        November 30
----------------------------------------------------  --------------------   ---------------  --------------  --------------
Net sales                                                       $11,524          $12,102          $11,107            $11,927
Gross profit                                                    $ 7,163          $ 7,372          $ 6,720            $ 7,167
Net income (loss)                                               $   165          $   336          $  (405)           $   521
Net income (loss) per share - basic                             $  0.02          $  0.04          $ (0.05)           $  0.06
Net income (loss) per share - diluted                           $  0.02          $  0.04          $ (0.05)           $  0.06
Shares -  net income (loss) per share - basic                     8,110            8,127            8,164              8,189
Shares -  net income (loss) per share - diluted                   8,284            8,209            8,164              8,264
                                                      --------------------   ---------------  -------------   --------------
                                                      --------------------   ---------------  -------------   --------------


12.  DISCONTINUED OPERATIONS


Pursuant to the Spin-Off described in Note 1, the Company's fiscal 1998 and 1997 results do not include any results from discontinued operations. The components of discontinued operations included in the accompanying consolidated statements of operations for the fiscal year ended November 30, 1996 are as follows (in thousands):

                                                                      1996
                                                           ----------------
Net sales                                                         $ 21,201
Loss from continuing operations                                     (1,617)
Loss from networking distribution
   business                                                         (3,555)
Spin-off transaction costs                                          (1,500)
                                                           ----------------
Loss                                                              $ (6,672)
                                                           ----------------


       The above loss from networking distribution business includes an estimated loss on disposal of approximately $2,500. The loss for the year ended November 30, 1996 also reflects an allocation of $560 of interest income relating to the $9,168 of cash contributed to DTI by the Company.

                                  EXHIBIT INDEX



 EXHIBIT NUMBER                           DESCRIPTION


        3.1         Restated  Certificate of  Incorporation  of Media 100
                    Inc. (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 and incorporated by reference herein).

        3.2         By-laws of Media 100 Inc.,  as amended  through
                    June 17, 1998 (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31,1998 and incorporated by reference herein).

        4 Specimen Certificate representing the Company's Common Stock (filed as Exhibit 4 to the Company's Registration Statement on Form S-1, File No. 2-94121 and incorporated by reference herein).

        10.1* Key Employee Incentive Plan (1982), as amended through November 15, 1996 (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 and incorporated by reference herein).

        10.2* 1986 Employee Stock Purchase Plan, as amended through November 15, 1996 (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 and incorporated by reference herein).

        10.3* Key Employee Incentive Plan (1992), as amended through January 19, 1998 (filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997 and incorporated by reference herein).

        10.4*       Media 100 Inc.  401(k)  Savings  Plan (filed as
                    Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997 and incorporated by reference herein).

        10.5.1 Lease dated January 31, 1997 relating to 290 Donald Lynch Boulevard, Marlboro, MA (filed as Exhibit 10.5.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 and incorporated by reference herein).

        10.5.2 License Agreement dated as of January 31, 1997 relating to 290 Donald Lynch Boulevard, Marlboro, MA (filed as
                    Exhibit 10.5.2 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 and incorporated by reference herein).

        10.6.1 Distribution Agreement dated as of November 19, 1996 with Data Translation II, Inc. (DTI) (filed as Exhibit
                    10.8.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 and incorporated by reference herein).

        10.6.2 Intellectual Property Agreement dated as of December 2, 1996 with DTI (filed as Exhibit 10.8.2 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 and incorporated by reference herein).

        10.6.3 Corporate Services Agreement dated as of December 2, 1996 with DTI (filed as Exhibit 10.8.3 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 and incorporated by reference herein).

        10.6.4 Amendment to Corporate Services Agreement dated November 18, 1997 (filed as Exhibit 10.6.4 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997 and incorporated by reference herein).

        10.9 Offer Letter from the Company to B. Robert Feingold (filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31,1998 and incorporated by reference herein).

        21 Subsidiaries of Media 100 Inc. (filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997 and incorporated by reference herein).

        23          Consent of Arthur Andersen LLP.

        24 Power of Attorney (included in the signature page of this Annual Report on Form 10-K).

        27          Financial Data Schedule.

                      * Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates.