Form 10-Q
period 1999-02-28
MEDIA 100 INC
filed 1999-04-14
CIK 713138

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

         /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

              For The Quarterly Period Ended:    FEBRUARY 28, 1999

         / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

              For The Transition Period From       To
                                             ------  ------

         Commission File Number: 0-14779
                                 -------
                                 MEDIA 100 INC.
         ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                        04-2532613
--------------------------------------------         ------------------------
(State or other jurisdiction of organization             (I.R.S. Employer
            or incorporation)                         Identification Number)

                           290 DONALD LYNCH BOULEVARD
                           MARLBOROUGH, MASSACHUSETTS
         -----------------------------------------------------------------
                    (Address of principal executive offices)

                                   01752-4748
         -----------------------------------------------------------------
                                   (Zip code)

                                 (508) 460-1600
         -----------------------------------------------------------------
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes     X                     No
                       --------                    ---------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.01 Per Share                  8,291,023 Shares
--------------------------------------           ------------------------------
              Class                              Outstanding at March 31, 1999

                         MEDIA 100 INC. AND SUBSIDIARIES



                                      INDEX
                                      -----



                                                                               PAGE
                                                                              NUMBER
                                                                              ------
PART I-FINANCIAL INFORMATION
 ITEM 1   Consolidated Financial Statements:
          Consolidated Balance Sheets as of
           February 28, 1999 and November 30, 1998                               3

          Consolidated Statements of Operations for the three
           months ended February 28, 1999 and  February 28, 1998                 4

          Consolidated Statements of Cash Flows for the three
           months ended February 28, 1999 and February 28, 1998                  5

           Notes to Consolidated Financial Statements                          6-9

 ITEM 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                10-15


PART II-OTHER INFORMATION
 ITEM 1   Legal Proceedings                                                     16

 ITEM 6   Exhibits and Reports on Form 8-K                                      16

SIGNATURES                                                                      17

EXHIBIT INDEX                                                                   18


                         PART I - FINANCIAL INFORMATION

                         MEDIA 100 INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                   February 28, November 30,
                                                                      1999         1998
                                                                   -----------  ------------
                                                                   (unaudited)
ASSETS
Current assets:
               Cash and cash equivalents                            $  3,881    $  7,249
               Marketable securities                                  24,719      25,185
               Accounts receivable, net of allowance for doubtful
                 accounts of $371 in 1999 and $395 in 1998             5,712       5,372
               Income tax refund receivable                              280         280
               Inventories                                             2,132         967
               Prepaid expenses                                          843         743
                                                                    --------    --------
                    Total current assets                              37,567      39,796

Equipment, net                                                         8,189       8,363

Other assets, net                                                        297         313

                                                                    --------    --------
Total assets                                                        $ 46,053    $ 48,472
                                                                    --------    --------
                                                                    --------    --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
               Accounts payable                                     $  2,109    $  2,259
               Accrued expenses                                        9,138       9,692
               Deferred revenue                                        5,430       6,048
                                                                    --------    --------
                    Total current liabilities                         16,677      17,999

Commitments and contingencies (Note 8)                                  --          --

Stockholders' equity:
               Preferred stock                                          --          --
               Common stock                                               84          83
               Capital in excess of par value                         41,125      40,917
               Accumulated deficit                                   (11,287)    (10,598)
               Cumulative translation adjustment                        (113)        (37)
               Treasury stock, at cost                                  (452)       (163)
               Unrealized holding gain on
                  available for sale securities                           19         271
                                                                    --------    --------

                    Total stockholders' equity                        29,376      30,473
                                                                    --------    --------

Total liabilities and stockholders' equity                          $ 46,053    $ 48,472
                                                                    --------    --------
                                                                    --------    --------



         The accompanying notes are an integral part of these consolidated financial statements.

                         MEDIA 100 INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                               Three Months Ended
                                                  February 28,
                                                1999       1998
                                              -------    -------
Net sales:
 Products                                     $10,004    $ 8,931
 Services                                       2,135      1,590
                                              -------    -------
Total net sales                                12,139     10,521

Cost of sales                                   4,764      4,319
                                              -------    -------

  Gross profit                                  7,375      6,202

Operating expenses:
 Research and development                       3,994      2,991
 Selling and marketing                          3,529      3,436
 General and administrative                       933        940
                                              -------    -------
  Total operating expenses                      8,456      7,367
                                              -------    -------

 Operating loss                                (1,081)    (1,165)

Interest income                                   392        425
                                              -------    -------

 Loss before tax provision                       (689)      (740)

Tax provision                                      --         12
                                              -------    -------

 Net loss                                     $  (689)   $  (752)
                                              -------    -------
                                              -------    -------

Loss per share:

Basic                                         $ (0.08)   $ (0.09)
                                              -------    -------
                                              -------    -------

Diluted                                       $ (0.08)   $ (0.09)
                                              -------    -------
                                              -------    -------

Weighted average common shares outstanding:

Basic                                           8,294      8,232
                                              -------    -------
                                              -------    -------

Diluted                                         8,294      8,232
                                              -------    -------
                                              -------    -------



         The accompanying notes are an integral part of these consolidated financial statements.

                         MEDIA 100 INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                    Three Months Ended February 28,
                                                                           1999       1998
                                                                        ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              $   (689)   $   (752)
  Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities
                Depreciation and amortization                                869         602
                Gain on sale of marketable securities                         (8)        (18)

  Changes in assets and liabilities
                Accounts receivable                                         (340)        772
                Inventories                                               (1,165)         38
                Prepaid expenses                                            (100)         34
                Other assets                                                  16          --
                Accounts payable                                            (150)       (183)
                Accrued expenses                                            (554)        557
                Deferred revenue                                            (618)        106
                                                                        --------    --------

  Net cash (used in) provided by operating activities                   $ (2,739)   $  1,156
                                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
                Purchases of equipment, net                                 (695)       (751)
                Purchases of marketable securities                       (12,257)    (24,279)
                Proceeds from sales of marketable securities              12,479      23,562
                                                                        --------    --------

  Net cash used in investing activities                                 $   (473)   $ (1,468)
                                                                        --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
                Proceeds from stock plans                                    209         213
                Purchase of treasury stock                                  (289)         --
                                                                        --------    --------

  Net cash (used in) provided by financing activities                   $    (80)   $    213
                                                                        --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      (76)       (284)
                                                                        --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                               $ (3,368)   $   (383)

CASH AND CASH EQUIVALENTS, beginning of period                             7,249       4,042
                                                                        --------    --------

CASH AND CASH EQUIVALENTS, end of period                                $  3,881    $  3,659
                                                                        --------    --------
                                                                        --------    --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                Cash paid for income taxes                              $      1    $     62
                                                                        --------    --------
                                                                        --------    --------

OTHER TRANSACTIONS NOT PROVIDING (USING) CASH:
                (Decrease) Increase in value of marketable securities   $   (252)   $      7
                                                                        --------    --------
                                                                        --------    --------



         The accompanying notes are an integral part of these consolidated financial statements.

                         MEDIA 100 INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (UNAUDITED, EXCEPT FOR NOVEMBER 30, 1998 AMOUNTS)


1.  Basis of Presentation

The accompanying consolidated financial statements include the accounts of Media 100 Inc. ("the Company") and its wholly-owned subsidiaries. The interim financial statements are unaudited. However, in the opinion of management, the consolidated financial statements and disclosures reflect all adjustments necessary for fair presentation. Interim results are not necessarily indicative of results expected for a full year or for any other interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest audited financial statements, which are included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1998, filed with the Securities and Exchange Commission.

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

Media 100 Inc. develops, markets, sells and supports digital video systems that enable a wide range of professional communicators in business, education, and video post production to create complete, television-quality video productions quickly, easily, and with great creative flexibility. The Company markets and delivers its products to end users through a worldwide channel of specialized value-added resellers that sell, assemble and install turnkey systems using high performance personal computers, disk drives, and ancillary video equipment.

2.  Principles of Consolidation

The consolidated financial statements include the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

3.  Reclassifications

Certain amounts in the prior year's financial statements have been reclassified to conform with the current year's presentation.

4.  Cash Equivalents and Marketable Securities

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

Marketable securities held as of February 28, 1999 and November 30, 1998 consist of the following (in thousands):



                                            Maturity         1999         1998
Investments available for sale:
 U.S. Treasury Notes                    less than 1 year   $  1,534    $  1,535
 U.S. Treasury Notes                    1 - 5 years           5,671       5,760
                                                           --------    --------
   Total U.S. Treasury Notes                                  7,205       7,295

 Municipal Bonds                        less than 1 year      2,226       3,837
 Municipal Bonds                        1 - 5 years           1,065       1,067
                                                           --------    --------
  Total Municipal Bonds                                       3,291       4,904

 U.S. Agency Bonds                      less than 1 year      3,033       4,298
 U.S. Agency Bonds                      1 - 5 years           4,094       4,136
                                                           --------    --------
   Total U.S. Agency Bonds                                    7,127       8,434

 Money Market Instruments               less than 1 year      2,313       3,395

 Corporate Obligations                  less than 1 year        509         516
 Corporate Obligations                  1 - 5 years           5,570       6,847
                                                           --------    --------
  Total Corporate Obligations                                 6,079       7,363

 Total investments available for sale                        26,015      31,391
 Less: cash and cash equivalents                             (1,296)     (6,206)
                                                           --------    --------

  Total marketable securities                              $ 24,719    $ 25,185
                                                           --------    --------
                                                           --------    --------



4.  Cash Equivalents and Marketable Securities (continued)


Marketable securities, excluding cash and cash equivalents of $1,296 and $6,206, had a cost of $25,996 and $31,120, and a market value of $24,719 and $25,185 at February 28, 1999 and November 30, 1998, respectively. To increase the carrying amounts of the February 28, 1999 and November 30, 1998 marketable securities portfolios to market value, an unrealized gain has been reflected as a separate component of stockholders' equity pursuant to the provisions of SFAS No. 115.

5.  Inventories


Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following (in thousands):


                                February 28,    November 30,
                                   1999            1998
                                -----------     -----------
    Raw materials                 $  436         $  230
    Work-in-process                  505            336
    Finished goods                 1,191            401
                                -----------     -----------
                                  $2,132         $  967
                                -----------     -----------
                                -----------     -----------



Work-in-process and finished goods inventories include material, labor and manufacturing overhead. Management performs periodic reviews of inventory and disposes of items not required by their manufacturing plan.

6. Equipment, net

Equipment, net is stated at cost, less accumulated depreciation and amortization, and consists of the following (in thousands):


                                                    February 28,   November 30,
                                                       1999            1998
                                                    -----------    -----------
    Machinery and equipment                          $ 7,607         $ 7,174
    Purchased software                                 3,731           3,616
    Furniture and fixtures                             1,242           1,240
    Vehicles                                              --              12
    Leasehold improvements                             1,548           1,482
                                                     --------        -------
                                                     $14,128         $13,524
    Less accumulated depreciation and amortization     5,939           5,161
                                                     --------        -------
                                                     $ 8,189         $ 8,363
                                                     --------        -------
                                                     --------        -------


7.  Net Income (Loss) Per Common Share

Effective December 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (SFAS No. 128). In accordance with SFAS No. 128, basic net income (loss) per share is computed by using the weighted-average number of common shares outstanding. Diluted income (loss) per share is computed by using the weighted-average number of common shares outstanding and potential common shares from the assumed exercise of options outstanding during the period, if any, using the treasury stock method.

The following is a reconciliation of the shares used in the computation of basic and diluted loss per share (in thousands):


                                                              Three Months Ended February 28,
                                                                    1999       1998
                                                                  --------   --------
    Basic net income (loss)  - weighted average shares
     of common stock outstanding                                    8,294      8,232

    Effect of potential common shares - stock options
     outstanding (unless antidilutive)                                 --         --
                                                                  --------   --------

    Diluted net income (loss)  - weighted average shares
     and potential common shares outstanding                        8,294      8,232
                                                                  --------   --------
                                                                  --------   --------




Options to purchase approximately 302,000 and 652,000 weighted average shares of common stock were outstanding at February 28, 1999 and February 28, 1998, respectively, but were not included in the computation of diluted net income
(loss) per share as a result of their dilutive effect due to the loss available to common shareholders.

8.  Contingencies

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

9.  Capitalized Software Development Costs

The Company capitalizes certain computer software development costs. Capitalization of costs commences upon establishing technological feasibility. Capitalized costs, net of accumulated amortization, were approximately $74,000 and $89,000, respectively, as of February 28, 1999 and November 30, 1998, and are included in other assets. These costs are amortized on a straight-line basis over two years, which approximates the economic life of the product. Amortization expense, included in cost of sales in the accompanying consolidated statements of operations, was approximately $15,000 for the three months ended February 28, 1999.

10. Income Taxes

The Company did not provide for a tax provision for the fiscal quarter ended February 28, 1999 due to the net loss incurred in the quarter. The Company currently believes net income generated in the current fiscal year will be significantly offset by net operating loss carryforwards, for tax purposes, from fiscal 1998.


11  Accrued Expenses

Accrued expenses at February 28, 1999 and November 30, 1998 consist of the following (in thousands):


                                      February 28,    November 30,
                                         1999            1998
                                      -----------     -----------
    Payroll and related taxes          $1,295           $1,691

    Accrued warranty                      463              463
    Accrued product development         1,300            2,220
    Accrued selling and marketing         894              878
    Accrued legal and other             5,186            4,440
                                      -----------     -----------
                                       $9,138           $9,692
                                      -----------     -----------
                                      -----------     -----------



12. Recent Accounting Pronouncements


Effective December 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME (SFAS No. 130). SFAS No. 130 establishes standards for the display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in equity during a period except those resulting from the issuance of shares of stock and distributions to shareholders. SFAS No. 130 requires that an enterprise display the components of comprehensive income for each period presented.

The components of the Company's comprehensive income were as follows:



                                           Three months ended February 28,
                                                 1999       1998
                                               --------   --------
    Net loss                                   $  (689)   $  (752)
    Cumulative translation adjustment              (76)      (284)
    Unrealized holding  gain (loss) on
     available for sale securities                (252)         7
                                               --------   --------
    Total comprehensive loss                   $(1,017)   $(1,029)
                                               --------   --------
                                               --------   --------


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Overview

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements based on current expectations, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those expressed in such forward-looking statements. The risks and uncertainties associated with such statements have been described under the heading "Certain Factors That May Affect Future Results" in this Form 10-Q and the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1998.

Media 100 Inc. develops, markets, sells and supports digital video systems that enable a wide range of professional communicators in business, education, and video post production to create complete, television-quality video productions quickly, easily, and with great creative flexibility. The Company markets and delivers its products to end users through a worldwide channel of specialized value-added resellers that sell, assemble and install turnkey systems using high performance personal computers, disk drives, and ancillary video equipment.

Results of Operations

The following table shows certain consolidated statements of operations data as a percentage of net sales.


                                           February 28,  February 28,
                                              1999          1998
                                           -----------   ------------
Net sales:
   Products                                   82.4%         84.9%
   Services                                   17.6          15.1
                                           -----------   ------------
Total net sales                              100.0         100.0
Cost of sales                                 39.2          41.1
                                           -----------   ------------
     Gross profit                             60.8          58.9
Operating expenses:
     Research and development expenses        32.9          28.4
     Selling and marketing expenses           29.1          32.7
     General and administrative expenses       7.7           8.9
                                           -----------   ------------
         Total operating expenses             69.7          70.0
Operating loss                                (8.9)        (11.1)
Interest income                                3.2           4.1
                                           -----------   ------------
Loss before tax provision                     (5.7)         (7.0)
Tax provision                                   --           0.1
                                           -----------   ------------
Net loss                                      (5.7)%        (7.1)%
                                           -----------   ------------
                                           -----------   ------------



Comparison of First Fiscal Quarter of 1999 to First Fiscal Quarter of 1998

Net sales for the fiscal quarter ended February 28, 1999 were $12,139,000, an increase of $1,618,000, or 15.4%, from the same period a year ago. Net sales from products for the fiscal quarter ended February 28, 1999 were $10,004,000, an increase of 12.0% from the same period a year ago. The increase in net sales from products is due primarily to the shipment of Media 100 Version 5.0 and a new product, named DV Option, both of which began shipping in November 1998.

Comparison of First Fiscal Quarter of 1999 to First Fiscal Quarter of 1998 (continued)

These initial Windows NT products, Media 100 qx and Media 100qxc, utilize Adobe Premiere version 5.1, the newest version of the low cost video editing standard in the industry, for their user interface. In November 1998, the Company began shipping its new digital DV product, named DV Option. DV Option is available for all Media 100 systems, from Media 100 le to Media 100 xr. In addition, the Company began first customer shipments of Finish, a new family of high-performance digital video systems for the Windows NT platform in February 1999. The product line comprises four models: Finish V20, Finish V40, Finish V60 and Finish V80, which are priced at $4,995, $9,995, $14,995 and $19,995, respectively. Due to first customer shipments occurring late in the quarter, Finish did not materially affect net sales for the fiscal quarter ended February 28, 1999.

Net sales from services for the fiscal quarter ended February 28, 1999 were $2,135,000, an increase of $545,000, or 34.3%, from the same period a year ago. The increase in net sales from services is due to new customers purchasing and existing customers renewing their support contracts.

Gross profit for the fiscal quarter ended February 28, 1999 was 60.8% compared to 58.9% in the comparable quarter a year ago. During the quarter, the Company reclassified certain costs associated with its Platinum products. The Company now classifies these as part of cost of goods sold. The change in presentation had the affect of increasing cost of goods sold and reducing selling and marketing expenses by the same amount. Certain amounts in the comparable period last year have been reclassified to conform with the current year's presentation. The increase in gross profit as a percentage of net sales is due to the increase in the Company's Platinum Support Services, which generate higher gross profit than products, and reductions in the cost of key component parts used in the manufacture of the Company's hardware. The Company currently believes it will be able to continue this trend of higher gross profit as a percentage of net sales for the remainder of fiscal 1999 as the software and support services content of the average system sale increases.

Operating expenses for the fiscal quarter ended February 28, 1999 were $8,456,000, an increase of $1,089,000, or 14.8%, from the same period a year ago. Research and development expenses for the fiscal quarter ended February 28, 1999 were $3,994,000, an increase of $1,003,000, or 33.5%, from the same period a year ago. The majority of the increase in research and development expenses represented costs associated with the completion of Finish, the Company's new family of high performance digital video systems for the Windows NT Platform. Research and development expenses decreased from the fourth quarter of 1998 by $242,000 as the initial development of the new Windows NT products was completed. The Company currently anticipates that research and development expenses will continue to decrease in 1999 on a quarterly basis, both in absolute dollars and as a percentage of sales, since the initial development of the new Windows NT products was completed and these products were introduced to the market. Selling and marketing expenses for the fiscal quarter ended February 28, 1999 were $3,529,000, an increase of $93,000, or 2.7%, from the same period a year ago. As noted above, the Company has changed the manner of presentation for costs associated with its Platinum products. The Company now classifies these costs as part of cost of goods sold. The change in presentation had the affect of increasing cost of goods sold and reducing selling and marketing expenses by the same amount. Certain amounts in the comparable period last year have been reclassified to conform with the current year's presentation. The Company plans to increase selling and marketing expenditures modestly in dollars terms, assuming an increase in sales, in 1999 over 1998 to support the rollout and promotion of the new Windows NT products but believe the increase is expected to be more than offset by the net sales generated from these products. General and administrative expenses for the quarter ended February 28, 1999 were $933,000, a decrease of $7,000, or .1%, from the same period a year ago. The Company currently anticipates that its general and administrative expenses will increase modestly, in absolute dollars, in fiscal 1999 compared to fiscal 1998 in support of the new Windows NT products.

The operating loss for the first fiscal quarter of 1999 was $1,081,000, a decrease of $84,000, or 7.2%, from the same period a year ago. The decrease in the operating loss for the quarter ended February 28, 1999 was due to higher net sales significantly offset by higher operating expenses.

Interest income for the fiscal quarter ended February 28, 1999 was $392,000, or 3.2% of net sales, a decrease of $33,000, or 7.8%, from the comparable quarter a year ago. The decrease in interest income is due to lower cash and cash equivalents and marketable securities during the first fiscal quarter of 1999.

Comparison of First Fiscal Quarter of 1999 to First Fiscal Quarter of 1998 (continued)

The Company did not provide for a tax provision for the fiscal quarter ended February 28, 1999 due to the net loss incurred in the quarter. The Company currently believes net income generated in the current fiscal year will be significantly offset by net operating loss carryforwards, for tax purposes, from fiscal 1998.

The net loss for the fiscal quarter ended February 28, 1999 was $689,000, or $0.08 per share, compared to a net loss of $752,000, or $.09 per share, for the same period a year ago.


Liquidity and Capital Resources

The Company has funded its operations to date primarily from public offerings of equity securities and cash flows from operations. As of February 28, 1999, the Company's principal sources of liquidity included cash and cash equivalents and marketable securities totaling approximately $28,600,000.

In the first quarter ended February 28, 1999, cash used in operating activities was approximately $2,739,000 compared to cash provided by operations of approximately $1,156,000 for the same period a year ago. Cash used in operations during the first three months of fiscal 1999 was due to increases in accounts receivable of $ 340,000, inventory of $ 1,165,000, prepaid expenses of $100,000 and decreases in accounts payable of $150,000, accrued expenses of $554,000 and deferred revenue of $618,000. Net cash used in investing activities was approximately $473,000 during the first three months of fiscal 1999, compared to approximately $1,468,000 for the same period a year ago. Cash used in investing activities during the three month period ended February 28, 1999 was primarily for purchases of machinery and equipment of approximately $695,000 and net purchases of marketable securities of approximately $222,000. Cash used in financing activities during the first three months of fiscal 1999 was approximately $80,000, compared to cash provided by financing activities of $213,000 for the same period a year ago. Cash provided by financing activities of $209,000 in the first three months of fiscal 1999 came from proceeds from the Company's stock plans. The Company used approximately $289,000 to repurchase Media 100 Inc. common stock during the three month period ended February 28, 1999.

The Company believes its existing cash balance, including cash equivalents and marketable securities will be sufficient to meet the Company's cash requirements for at least the next twelve months.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS


Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements, and are based on current expectations, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those expressed in such forward-looking statements. The risks and uncertainties associated with such statements include the following:


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


RISKS OF THIRD-PARTY CLAIMS OF INFRINGEMENT. There has been substantial industry litigation regarding patent, trademark and other intellectual property rights involving technology companies. In the future, litigation may be necessary to enforce any patents issued to the Company or to enforce trade secrets, trademarks and other intellectual property rights owned by the Company, to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. For a description of certain pending litigation instituted against the Company, see
Item III, Legal Proceedings and Note 6 to the Consolidated Financial Statements in Form 10-K for the year ended November 30, 1998. Any such litigation could be costly and a diversion of management's attention, which could adversely affect the Company's business, operating results and financial condition. Adverse determinations in any such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any of which could adversely affect the Company's business, operating results and financial condition.

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

Item 6. Exhibits and Reports on Form 8-K

a)  Exhibits

Exhibits required as part of this Quarterly Report on Form 10-Q are listed in the exhibit index on page 18.

b)  Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Media 100 Inc.




Date:    April 14, 1999        By:
                                  -------------------------------
                                     Steven D. Shea
                                  Vice President of  Finance and
                                   Treasurer
                                  (Principal Financial Officer)

                                  EXHIBIT INDEX


                  Number                       Description
                  ------                       -----------
                    27                    Financial Data Schedule
