Form 10-Q
period 1999-05-31
MEDIA 100 INC
filed 1999-07-15
CIK 713138

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended:    MAY 31, 1999

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                  For The Transition Period From       To

Commission File Number: 0-14779

                                 MEDIA 100 INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                          04-2532613
--------------------------------------------            -----------------------
(State or other jurisdiction of organization                (I.R.S. Employer
    or incorporation)                                   Identification Number)


                           290 DONALD LYNCH BOULEVARD
                           MARLBOROUGH, MASSACHUSETTS
                    ----------------------------------------
                    (Address of principal executive offices)

                                   01752-4748
                    ----------------------------------------
                                   (Zip code)

                                 (508) 460-1600
                    ----------------------------------------
              (Registrant's telephone number, including area code)



          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes    /X/                  No    / /

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, PAR VALUE $.01 PER SHARE             8,306,486 SHARES
--------------------------------------      ------------------------------------
             Class                              Outstanding at June 30, 1999

                         MEDIA 100 INC. AND SUBSIDIARIES



                                      INDEX

                                                                                     PAGE
                                                                                    NUMBER
                                                                                    ------
PART I - FINANCIAL INFORMATION
    ITEM 1      Consolidated Financial Statements:
                Consolidated Balance Sheets as of
                   May 31, 1999 and November 30, 1998                                 3

                Consolidated Statements of Operations for the three and
                   six months ended May 31, 1999 and  May 31, 1998                    4

                Consolidated Statements of Cash Flows for the six
                   months ended May 31, 1999 and May 31, 1998                         5

                Notes to Consolidated Financial Statements                          6 - 9

    ITEM 2      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                             10 - 16


PART II - OTHER INFORMATION
    ITEM 1      Legal Proceedings                                                     17

    ITEM 4      Submission of Matters to a vote of Security Holders                   17

    ITEM 6      Exhibits and Reports on Form 8-K                                      18

SIGNATURES                                                                            19

EXHIBIT INDEX                                                                         20

                         PART I - FINANCIAL INFORMATION

                         MEDIA 100 INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                    May 31,   November 30,
                                                                                       1999        1998
                                                                                   --------    --------
                                                                                 (unaudited)
ASSETS
Current assets:
               Cash and cash equivalents                                           $  6,760    $  7,249
               Marketable securities                                                 21,165      25,185
               Accounts receivable, net of allowance for doubtful
                 accounts of $374 in 1999 and $395 in 1998                            5,825       5,372
               Income tax refund receivable                                             280         280
               Inventories                                                            1,726         967
               Prepaid expenses                                                         865         743
                                                                                   --------    --------
                    Total current assets                                             36,621      39,796

Equipment, net                                                                        7,706       8,363

Other assets, net                                                                       283         313

                                                                                   --------    --------
Total assets                                                                       $ 44,610    $ 48,472
                                                                                   --------    --------
                                                                                   --------    --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
               Accounts payable                                                    $  2,031    $  2,259
               Accrued expenses                                                       7,338       9,692
               Deferred revenue                                                       5,851       6,048
                                                                                   --------    --------
                    Total current liabilities                                        15,220      17,999

Contingencies (Note 8)                                                                 --          --

Stockholders' equity:
               Preferred stock                                                         --          --
               Common stock                                                              84          83
               Capital in excess of par value                                        41,130      40,917
               Accumulated deficit                                                  (11,110)    (10,598)
               Cumulative translation adjustment                                       (222)        (37)
               Treasury stock, at cost                                                 (399)       (163)
               Unrealized holding gain (loss) on
                  available for sale securities                                         (93)        271
                                                                                   --------    --------

                    Total stockholders' equity                                       29,390      30,473
                                                                                   --------    --------

Total liabilities and stockholders' equity                                         $ 44,610    $ 48,472
                                                                                   --------    --------
                                                                                   --------    --------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         MEDIA 100 INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                   (unaudited)


                                                       Three Months Ended May 31,     Six Months Ended May 31,
(in thousands, except per share data)                        1999        1998                1999        1998
                                                         --------    --------           ---------    --------

Net sales:
   Products                                              $ 10,400    $  7,940            $ 20,404    $ 16,871
   Services                                                 2,137       1,697               4,272       3,287
                                                         --------    --------            --------     -------
Total net sales                                            12,537       9,637              24,676      20,158

Cost of sales                                               4,863       4,026               9,627       8,345
                                                         --------    --------            --------     -------

        Gross profit                                        7,674       5,611              15,049      11,813
                                                         --------    --------            --------     -------

Operating expenses:
     Research and development                               3,142       4,774               7,136       7,765
     Selling and marketing                                  3,759       3,473               7,288       6,909
     General and administrative                               935       1,130               1,868       2,070
                                                         --------    --------            --------     -------
        Total operating expenses                            7,836       9,377              16,292      16,744
                                                         --------    --------            --------     -------

     Operating loss                                          (162)     (3,766)             (1,243)     (4,931)

Interest income                                               339         416                 731         841
                                                         --------    --------            --------     -------

     Income (loss) before tax
        provision                                             177      (3,350)               (512)     (4,090)

Tax provision                                                --          --                  --            12
                                                         --------    --------            --------     -------

        Net income (loss)                                $    177    $ (3,350)           $   (512)   $ (4,102)
                                                         --------    --------            --------     -------
                                                         --------    --------            --------     -------
Net Income (loss) per share:

   Basic                                                 $    .02    $   (.41)           $   (.06)    $  (.50)
                                                         --------    --------            --------     -------
                                                         --------    --------            --------     -------

   Diluted                                               $    .02    $   (.41)           $   (.06)    $  (.50)
                                                         --------    --------            --------     -------
                                                         --------    --------            --------     -------

Weighted average common shares outstanding:

   Basic                                                    8,300       8,258               8,296       8,245
                                                         --------    --------            --------     -------
                                                         --------    --------            --------     -------

  Diluted                                                   8,609       8,258               8,296       8,245
                                                         --------    --------            --------     -------
                                                         --------    --------            --------     -------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         MEDIA 100 INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                   (unaudited)

                                                                                            Six Months Ended May 31,
                                                                                                1999        1998
                                                                                            --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                  $   (512)   $ (4,102)
  Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities
                Depreciation and amortization                                                  1,753       1,333
                Gain on sale of marketable securities                                            (16)        (11)

  Changes in assets and liabilities
                Accounts receivable                                                             (453)      1,842
                Inventories                                                                     (759)         35
                Prepaid expenses                                                                (122)         88
                Accounts payable                                                                (228)       (294)
                Accrued expenses                                                              (2,354)      2,376
                Deferred revenue                                                                (197)      1,260
                                                                                            --------    --------

  Net cash (used in) provided by operating activities                                       $ (2,888)   $  2,527
                                                                                            --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
                Purchases of equipment, net                                                   (1,096)     (1,923)
                Other assets                                                                      30        --
                Purchases of marketable securities                                           (22,407)    (60,319)
                Proceeds from sales of marketable securities                                  26,079      58,430
                                                                                            --------    --------

  Net cash provided by (used in) investing activities                                       $  2,606    $ (3,812)
                                                                                            --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
                Proceeds from stock plans                                                        214         268
                Purchase of treasury stock                                                      (236)       --
                                                                                            --------    --------

  Net cash (used in) provided by financing activities                                       $    (22)   $    268
                                                                                            --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                         (185)        (41)
                                                                                            --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   $   (489)   $ (1,058)

CASH AND CASH EQUIVALENTS, beginning of period                                                 7,249       4,042
                                                                                            --------    --------

CASH AND CASH EQUIVALENTS, end of period                                                    $  6,760    $  2,984
                                                                                            --------    --------
                                                                                            --------    --------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                Cash paid for income taxes                                                  $      1    $     62
                                                                                            --------    --------
                                                                                            --------    --------
OTHER TRANSACTIONS NOT PROVIDING (USING) CASH:
                (Decrease) Increase in value of marketable securities                       $   (364)   $    126
                                                                                            --------    --------
                                                                                            --------    --------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         MEDIA 100 INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (UNAUDITED, EXCEPT FOR NOVEMBER 30, 1998 AMOUNTS)


1.  Basis of Presentation

The accompanying interim consolidated financial statements include the accounts of Media 100 Inc. ("the Company") and its wholly-owned subsidiaries. The interim financial statements are unaudited. However, in the opinion of management, the interim consolidated financial statements and disclosures reflect all adjustments necessary for fair presentation. Interim results are not necessarily indicative of results expected for a full year or for any other interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest audited financial statements, which are included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1998, filed with the Securities and Exchange Commission.

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

The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES (SFAS No. 115). Under this standard, the Company is required to classify all investments in debt and equity securities into one or more of the following three categories: held-to-maturity, available-for-sale or trading. Available-for-sale securities are recorded at fair market value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. All of the Company's marketable securities are classified as available-for-sale.

Marketable securities held as of May 31, 1999 and November 30, 1998 consist of the following (in thousands):


                                                              Maturity              1999          1998
    Investments available for sale:
        U.S. Treasury Notes                                less than 1 year     $     1,542    $   1,535
        U.S. Treasury Notes                                1 - 5 years                4,568        5,760
                                                                                -----------    ---------
           Total U.S. Treasury Notes                                                  6,110        7,295

        Municipal Bonds                                    less than 1 year           1,199        3,837
        Municipal Bonds                                    1 - 5 years                1,060        1,067
                                                                                -----------    ---------
           Total Municipal Bonds                                                      2,259        4,904

        U.S. Agency Bonds                                  less than 1 year           1,766        4,298
        U.S. Agency Bonds                                  1 - 5 years                4,055        4,136
                                                                                -----------    ---------
           Total U.S. Agency Bonds                                                    5,821        8,434

        Money Market Instruments                           less than 1 year           4,079        3,395

        Corporate Obligations                              less than 1 year           1,113          516
        Corporate Obligations                              1 - 5 years                5,862        6,847
                                                                                -----------    ---------
           Total Corporate Obligations                                                6,975        7,363

        Total investments available for sale                                         25,244       31,391
        Less: cash and cash equivalents                                              (4,079)      (6,206)
                                                                                -----------    ---------
        Total marketable securities                                             $    21,165   $  25,185
                                                                                -----------    ---------
                                                                                -----------    ---------


Marketable securities, including cash and cash equivalents of $4,079 and $6,206, had a cost of $25,337 and $31,120, and a market value, excluding cash and cash equivalents, of $21,165 and $25,185 at May 31, 1999 and November 30, 1998, respectively.

5.  Inventories

Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following (in thousands):


                                                 May 31,      November 30,
                                                  1999           1998
                                               ----------      ---------
           Raw materials                       $      370      $     230
           Work-in-process                            521            336
           Finished goods                             835            401
                                               ----------      ---------
                                               $    1,726      $     967
                                               ----------      ---------
                                               ----------      ---------

Work-in-process and finished goods inventories include material, labor and manufacturing overhead. Management performs periodic reviews of inventory and disposes of items not required by their manufacturing plan.

6.  Equipment, net

Equipment, net is stated at cost, less accumulated depreciation and amortization, and consists of the following (in thousands):


                                                            May 31,         November 30,
                                                                1999           1998
                                                            ----------      ---------
       Machinery and equipment                              $    7,880      $   7,174
       Purchased software                                        3,852          3,616
       Furniture and fixtures                                    1,240          1,240
       Vehicles                                                      -             12
       Leasehold improvements                                    1,548          1,482
                                                            ----------      ---------


                                                            $   14,520      $  13,524
       Less accumulated depreciation and amortization            6,814          5,161
                                                            ----------      ---------
                                                            $    7,706      $   8,363
                                                            ----------      ---------
                                                            ----------      ---------


7.  Net Income (Loss) Per Common Share

Effective December 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (SFAS No. 128). In accordance with SFAS No. 128, basic net income (loss) per share is computed by using the weighted-average number of common shares outstanding. Diluted income (loss) per share is computed by using the weighted-average number of common shares outstanding and potential common shares from the assumed exercise of stock options outstanding during the period, if any, using the treasury stock method.

The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share (in thousands):


                                                                 Three months ended May 31,   Six months ended May 31,
                                                                           1999        1998        1999        1998
                                                                  -------------------------------------------------------
Basic net income (loss)  - weighted average shares
  of common stock outstanding                                             8,300       8,258       8,296       8,245

Effect of potential common shares - stock options
  outstanding (unless antidilutive)                                         309        --          --          --
                                                                  -------------------------------------------------------

Diluted net income (loss)  - weighted average
  shares and potential common shares outstanding                          8,609       8,258       8,296       8,245
                                                                  -------------------------------------------------------

 Options not included in computation of diluted net
  income (loss) per share due to their dilutive effect                      244       1,006         293         539
                                                                  -------------------------------------------------------


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

9.   Capitalized Software Development Costs

The Company capitalizes certain computer software development costs. Capitalization of costs commences upon establishing technological feasibility. Capitalized costs, net of accumulated amortization, were approximately $59,000 and $89,000, respectively, as of May 31, 1999 and November 30, 1998, and are included in other assets. These costs are amortized on a straight-line basis over two years, which approximates the economic life of the product. Amortization expense, included in cost of sales in the accompanying consolidated statements of operations, was approximately $15,000 and $30,000 for the three and six months ended May 31, 1999, respectively.

10.  Income Taxes

The Company did not record a tax provision for the three and six months ended May 31, 1999 due to the net loss incurred for the six months then ended.

11.  Accrued Expenses

Accrued expenses at May 31, 1999 and November 30, 1998 consist of the following (in thousands):


                                               May 31,      November 30,
                                                1999            1998
                                             -----------    ------------
       Payroll and related taxes             $     1,687    $      1,691

       Accrued warranty                              463             463
       Accrued product development                   176           2,220
       Accrued selling and marketing                 634             878
       Accrued legal and other                     4,378           4,440
                                             -----------    ------------
                                             $     7,338    $      9,692
                                             -----------    ------------
                                             -----------    ------------

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

The components of the Company's comprehensive income (loss) were as follows:


                                         Three months ended May 31,        Six months ended May 31,
                                               1999       1998                   1999       1998
                                            -------    -------                -------    -------
Net income (loss)                           $   177    $(3,350)               $  (512)   $(4,102)

Cummulative translation adjustment             (109)      (284)                  (185)       (41)
Unrealized holding gain (loss) on
   available for sale securities               (112)         7                   (364)       126
                                            -------    -------                -------    -------

Total comprehensive loss                    $   (44)   $(3,073)               $(1,061)   $(4,017)
                                            -------    -------                -------    -------
                                            -------    -------                -------    -------


13.      Subsequent Events

On May 6, 1999, the Company entered into a definitive agreement to acquire Terran Interactive, Inc. of Los Gatos, California, a leading supplier of software tools for high-quality Internet and DVD video. The Company will treat the acquisition as a purchase for accounting purposes. The transaction was completed on June 28, 1999.

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

Results of Operations

The following table shows certain consolidated statements of operations data as a percentage of net sales.


                                             Three months ended May 31,           Six months ended May 31,
                                                      1999     1998                   1999     1998
                                                     -----     -----                 -----     -----
Net sales:
   Products                                           83.0  %   82.4  %               82.7  %   83.7  %
   Services                                           17.0      17.6                  17.3      16.3
                                                     -----     -----                 -----     -----
Total net sales                                      100.0     100.0                 100.0     100.0
Cost of sales                                         38.8      41.8                  39.0      41.4
                                                     -----     -----                 -----     -----
     Gross profit                                     61.2      58.2                  61.0      58.6
Operating expenses:
     Research and development                         25.1      49.6                  28.9      38.5
     Selling and marketing                            30.0      36.0                  29.5      34.3
     General and administrative                        7.4      11.7                   7.6      10.3
                                                     -----     -----                 -----     -----
         Total operating expenses                     62.5      97.3                  66.0      83.1
Operating loss                                        (1.3)    (39.1)                 (5.0)    (24.5)
Interest income                                        2.7       4.3                   2.9       4.2
                                                     -----     -----                 -----     -----
Income (loss) before tax provision                     1.4     (34.8)                 (2.1)    (20.3)
Tax provision                                           --        --                    --        --
                                                     -----     -----                 -----     -----

Net income (loss)                                      1.4  %  (34.8) %               (2.1) %  (20.3) %
                                                     -----     -----                 -----     -----
                                                     -----     -----                 -----     -----


Comparison of Second Fiscal Quarter of 1999 to Second Fiscal Quarter of 1998

Net sales for the second fiscal quarter ended May 31, 1999 were $12,537,000, an increase of $2,900,000, or 30.0%, from the same period a year ago. Net sales from products for the second fiscal quarter ended May 31, 1999 were $10,400,000, an increase of $2,460,000 or 31.0%, from the same period a year ago. The increase in net sales from products is due primarily to the shipment of Finish, the Company's new high performance Windows NT-based product line, along with first customer shipments of the new version 5.5 release of Media 100 for Macintosh. In conjunction with the version 5.5 release, the Company introduced SDI Option, a new product which supports the serial digital interface standard allowing customers to work with broadcast-standard SDI-devices. The Finish product line currently comprises four models: Finish V20, Finish V40, Finish V60 and Finish V80. The Media 100 product line currently comprises five models: Media 100 le, Media 100 lx, Media xe, Media xs and Media xr.

Comparison of Second Fiscal Quarter of 1999 to Second Fiscal Quarter of 1998 (continued)

Net sales from services for the second fiscal quarter ended May 31, 1999 were $2,137,000, an increase of $440,000, or 25.9%, from the same period a year ago. The increase in net sales from services is due to new customers purchasing and existing customers renewing their support contracts.

Gross profit for the second quarter ended May 31, 1999 was 61.2% compared to 58.2% in the comparable quarter a year ago. In the first quarter of fiscal 1999, the Company reclassified certain costs associated with its Platinum support services. The Company now classifies these costs as part of cost of goods sold. The change in presentation had the affect of increasing cost of goods sold and reducing selling and marketing expenses by the same amount. Certain amounts in the comparable period last year have been reclassified to conform with the current year's presentation. The increase in gross profit as a percentage of net sales is due to the increase in the Company's Platinum Support Services, which generate higher gross profit than products, and reductions in the cost of key component parts used in the manufacture of the Company's hardware.

Operating expenses for the second fiscal quarter ended May 31, 1999 were $7,836,000, a decrease of $1,541,000, or 16.4%, from the same period a year ago. Research and development expenses for the second fiscal quarter ended May 31, 1999 were $3,142,000, a decrease of $1,632,000, or 34.2%, from the same period a year ago. The majority of the decrease in research and development expenses represented lower development costs due to the completion of Finish, the Company's new family of high performance digital video systems for the Windows NT platform, which shipped earlier this year. Research and development expenses decreased from the first quarter of 1999 by $852,000 as the initial development of the new Windows NT products was completed. The Company currently anticipates that research and development expenses will increase in 1999 on a quarterly basis, in absolute dollars, due to the acquisition of Terran Interactive, Inc. However, the Company currently plans lower research and development expenses from year ago levels in absolute dollars, since the initial development of the new Windows NT products was completed and these products were introduced to the market. Selling and marketing expenses for the second fiscal quarter ended May 31, 1999 were $3,759,000, an increase of $286,000, or 8.2%, from the same period a year ago. As noted above, the Company has changed the manner of presentation for costs associated with its Platinum support services. The Company now classifies these costs as part of cost of goods sold. The change in presentation had the affect of increasing cost of goods sold and reducing selling and marketing expenses by the same amount. Certain amounts in the comparable period last year have been reclassified to conform with the current year's presentation. The Company plans to maintain its current level of selling and marketing expenditures for the remainder of the fiscal year to support the rollout and promotion of the new Windows NT products and to promote new products acquired as a result of the Terran Interactive, Inc. acquisition. General and administrative expenses for the second fiscal quarter ended May 31, 1999 were $935,000, a decrease of $195,000, or 17.3%, from the same period a year ago. The Company currently anticipates that its general and administrative expenses will increase modestly, in absolute dollars, in fiscal 1999 compared to fiscal 1998 in support of the new Windows NT products and the additional administrative expenses associated with the Terran Interactive, Inc. acquisition.

The operating loss for the second fiscal quarter ended May 31, 1999 was $162,000, a decrease of $3,604,000, or 95.7%, from the same period a year ago. The decrease in the operating loss for the second fiscal quarter ended May 31, 1999 was due to an increase in sales and gross profit, as well as a reduction in operating expenses.

Interest income for the second fiscal quarter ended May 31, 1999 was $339,000, a decrease of $77,000, or 18.5%, from the comparable quarter a year ago. The decrease in interest income is due to lower cash and cash equivalents and marketable securities in the second fiscal quarter of 1999, compared to the second fiscal quarter of 1998.

The Company did not record a tax provision for the second fiscal quarter ended May 31, 1999 due to the net loss incurred for the first six months of the fiscal year.

The net income for the second fiscal quarter ended May 31, 1999 was $177,000, or $0.02 per share, compared to a net loss of $3,350,000, or $.41 per share, for the same period a year ago.

Comparison of First Six Months of 1999 to First Six Months of 1998

Net sales for the six months ended May 31, 1999 were $24,676,000, an increase of $4,518,000, or 22.4%, from the same period a year ago. Net sales from products for the six months ended May 31, 1999 were $20,404,000, an increase of 21.0% from the same period a year ago. The increase in net sales from products is due primarily to the shipment of Finish, the Company's new high performance Windows NT-based product line, along with shipments of several new versions of the Media 100 product line for Macintosh and a new product, named DV Option. The Finish product line currently comprises four models:
Finish V20, Finish V40, Finish V60 and Finish V80. The Media 100 product line currently comprises five models: Media 100 le, Media 100 lx, Media xe, Media xs and Media xr. In November 1998, the Company began shipping its new digital DV product, named DV Option. DV Option is available for all Media 100 and Finish systems, from Media 100 le to Media 100 xr and from Finish V20 to Finish V80. Net sales from services for the six months ended May 31, 1999 were $4,272,000, an increase of $985,000, or 30.0%, from the same period a year ago. The increase in net sales from services is due to new customers purchasing and existing customers renewing their support contracts.

Gross profit for the six months ended May 31, 1999 was 61.0% compared to 58.6% in the comparable quarter a year ago. In the first quarter, the Company reclassified certain costs associated with its Platinum support services. The Company now classifies these costs as part of cost of goods sold. The change in presentation had the affect of increasing cost of goods sold and reducing selling and marketing expenses by the same amount. Certain amounts in the comparable period last year have been reclassified to conform with the current year's presentation. The increase in gross profit as a percentage of net sales is due to the increase in the Company's Platinum support services, which generate higher gross profit than products, and reductions in the cost of key component parts used in the manufacture of the Company's hardware.

Operating expenses for the six months ended May 31, 1999 were $16,292,000, a decrease of $452,000, or 2.7%, from the same period a year ago. Research and development expenses for the six months ended May 31, 1999 were $7,136,000, a decrease of $629,000, or 8.1%, from the same period a year ago. The majority of the decrease in research and development expenses represented lower development costs due to the completion of Finish, the Company's new family of high performance digital video systems for the Windows NT platform, which shipped earlier this year. The Company currently anticipates that research and development expenses will increase in 1999 on a quarterly basis, in absolute dollars, due to the acquisition of Terran Interactive, Inc. However, the Company currently plans lower research and development expenses from year ago levels in absolute dollars, since the initial development of the new Windows NT products was completed and these products were introduced to the market. Selling and marketing expenses for the six months ended May 31, 1999 were $7,288,000, an increase of $379,000, or 5.5%, from the same period a year ago. As noted above, the Company has changed the manner of presentation for costs associated with its Platinum support services. The Company now classifies these costs as part of cost of goods sold. The change in presentation had the affect of increasing cost of goods sold and reducing selling and marketing expenses by the same amount. Certain amounts in the comparable period last year have been reclassified to conform with the current year's presentation. The Company plans to maintain its current level of selling and marketing expenditures for the remainder of the fiscal year to support the rollout and promotion of the new Windows NT products and to promote new products acquired as a result of the Terran Interactive, Inc. acquisition. General and administrative expenses for the six months ended May 31, 1999 were $1,868,000, a decrease of $202,000, or 9.8%, from the same period a year ago. The Company currently anticipates that its general and administrative expenses will increase modestly, in absolute dollars, in fiscal 1999 compared to fiscal 1998 in support of the new Windows NT products and additional administrative expenses associated with the Terran Interactive, Inc. acquisition.

The operating loss for the six months ended May 31, 1999 was $1,243,000, a decrease of $3,688,000, or 74.8%, from the same period a year ago. The decrease in the operating loss for the six months ended May 31, 19999 was due to an increase in sales and gross profit, and a reduction in operating expenses.

Interest income for the six months ended May 31, 1999 was $731,000, a decrease of $110,000, or 13.1%, from the comparable quarter a year ago. The decrease in interest income is due to lower cash and cash equivalents and marketable securities in the first six months of 1999, compared to the first six months of 1998.

The Company did not record a tax provision for the six months ended May 31, 1999 due to the net loss incurred in the first six months of the fiscal year.

Comparison of First Six Months of 1999 to First Six Months of 1998 (continued)

The net loss for the six months ended May 31, 1999 was $512,000 or $0.06 per share, compared to a net loss of $4,102,000, or $.50 per share, for the same period a year ago.

Liquidity and Capital Resources

The Company has funded its operations to date primarily from public offerings of equity securities and cash flows from operations. As of May 31, 1999, the Company's principal sources of liquidity included cash and cash equivalents and marketable securities totaling approximately $27,925,000.

For the six months ended May 31, 1999, cash used in operating activities was approximately $2,888,000 compared to cash provided by operations of approximately $2,527,000 for the same period a year ago. Cash used in operations during the first six months of fiscal 1999 was due to increases in accounts receivable of $453,000, inventory of $759,000, prepaid expenses of $122,000 and decreases in accounts payable of $228,000, accrued expenses of $2,354,000 and deferred revenue of $197,000. Net cash provided by investing activities was approximately $2,606,000 during the first six months of fiscal 1999, compared to cash used in investing activities of approximately $3,812,000 for the same period a year ago. Cash provided by investing activities during the six month period ended May 31, 1999 was primarily from net proceeds of marketable securities of approximately $3,672,000 offset by purchases of equipment of approximately $1,096,000. Cash used in financing activities during the first six months of fiscal 1999 was approximately $22,000, compared to cash provided by financing activities of $268,000 for the same period a year ago. Cash provided by financing activities of $214,000 in the first six months of fiscal 1999 came from proceeds from the Company's stock plans. The Company used approximately $236,000 to repurchase Media 100 Inc. common stock during the six months ended May 31, 1999.

The Company believes its existing cash balance, cash equivalents and marketable securities will be sufficient to meet the Company's cash requirements for at least the next twelve months.

On May 6, 1999, the Company entered into a definitive agreement to acquire Terran Interactive, Inc. of Los Gatos, California, a leading supplier of software tools for high-quality Internet and DVD video. The Company will treat the acquisition as a purchase for accounting purposes. The transaction was completed on June 28, 1999.

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

Some of the Company's products operate only on Apple Macintosh computers. The Company believes that the market of users of the Company's products increasingly views Microsoft's Windows NT operating system as an alternative platform for new digital video products. As a result of the foregoing, there can be no assurance that resellers and customers will not delay purchases of Apple-based products or purchase substitute products based on non-Macintosh operating systems, the occurrence of any of which could have a material adverse effect on the Company's business and operating results. The Company currently anticipates significant growth in quarterly revenues of the Company will not occur until new products based on the Windows NT platform have gained market acceptance.

RAPID TECHNOLOGICAL CHANGE. The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's future success will depend in part upon its ability to enhance its existing products and to introduce new products and features in a timely manner to address customer requirements, respond to competitive offerings, adapt to new emerging industry standards and take advantage of new enabling technologies that could render the Company's existing products obsolete. In this regard, the Company is developing new products that will operate on the Windows NT platform. The Company currently anticipates that some of these new products will become commercially available during the second half of the Company's current fiscal year. The Company also plans in fiscal 1999 to continue its investment in research and development, primarily in connection with the development of new Windows NT-based hardware and software products. Any delay or failure of the Company in developing such additional new products or any delay or failure of such new products to achieve market acceptance, as a result of competition, blocking proprietary rights of third parties or other factors, could have a material adverse effect on the Company's business and operating results.

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


COMPETITION. The market for the Company's products is highly competitive and characterized by pressure to reduce prices, incorporate new features and accelerate the release of new products. A number of companies currently offer products that compete directly or indirectly with the Company's products, including Accom, Inc., Apple Computer Inc., Autodesk, Inc., Avid Technology, Inc., FAST Electronic GmbH, Matrox Electronic Systems Ltd., Pinnacle Systems, Inc., and Truevision, Inc. In addition, the Company expects much larger vendors, such as Matsushita Electric Industrial Company Ltd., Microsoft Corporation, and Sony Corporation, to develop and introduce digital editing systems that may compete with the Company's products. Many of these current and potential competitors have greater financial, technical and marketing resources than the Company. As a result, such competitors may be able to develop products comparable to or superior to the Company's products, adapt more quickly than the Company to new technologies, evolving industry standards or customer requirements, or lower their product costs and thus be able to lower prices to levels at which the Company could not operate profitably, the occurrence of any of which could have a material adverse effect on the Company's business and operating results. In this regard, the Company believes that it will continue to experience competitive pressure to reduce prices, particularly for its high data rate systems. The Company has historically realized higher gross profit on the sale of its high data rate systems than its entry-level systems, and such continued competitive pricing pressure could result in lower sales and gross margin, which in turn could adversely affect the Company's operating results.

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


To assist customers in evaluating their year 2000 issues as they may relate to the Company's products, the Company has assessed the capability of its current products and products no longer produced, to handle the year 2000 issue. As a result of this assessment, the Company believes that all current products shipping are year 2000 compliant, however, their can be no assurance that the failure to ensure year 2000 capability for the Company's products will not have a material adverse affect on the Company.


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


ACQUISITION RELATED RISKS In June 1999, the Company completed the Terran Interactive, Inc. acquisition. The Company's business and results of operations could be materially adversely affected in the event the Company fails to successfully integrate the business and operations of Terran Interactive, Inc. The Company may continue in the future to acquire existing businesses, products, and technologies to enhance and expand its line of products. Such acquisitions may be material in size and in scope. There can be no assurance that the Company will be able to identify, acquire, or profitably manage additional business o r successfully integrate any acquired businesses into the Company without substantial expenses, delays, or other operational or financial problems. Acquisitions involve a number of special risks and factors, including increasing competition for attractive acquisition candidates in the Company's markets, the technological enhancement and incorporation of acquired products into existing product lines and services, the assimilation of the operations and personnel of the acquired companies, failure to retain key acquired personnel, adverse short-term effects on reported operating results, the amortization of acquired intangible assets, the assumption of undisclosed liabilities of any acquired companies, the failure to achieve anticipated benefits such as cost savings and synergies, as well as the diversion of management's attention during the acquisition and integration process. Some or all of these special risks and factors may have a material adverse impact on the Company's business, operating results, and financial condition.

Derivative financial Instruments, Other Financial Instruments and Derivative Commodity Instruments. The Company does not participate in derivative financial instruments, other financial instruments for which the fair value disclosure would be required under SFAS No.107, or derivative commodity instruments. All of the Company's investments are in short-term, investment grade commercial paper, certificates of deposit and U.S. Government and agency securities that are carried at fair value on the Company's books. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures. The Company's primary market risk exposures are in the area of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company's business outside the United States is conducted in local currency transaction. The Company has no foreign exchange contracts, option contracts or other foreign hedging arrangements. However, the Company estimates that any market risk associated with its foreign operations is not significant and is unlikely to have a material adverse effect on the Company's business, results of operations, or financial condition.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company held an annual meeting of stockholders on April 14, 1999, at which the stockholders approved the following proposals by the number of shares of Common Stock voted below:

PROPOSAL

(1)  Election of Directors                     NUMBER OF SHARES
                                               ----------------
                                         VOTED FOR               AGAINST
                                         ---------               -------
     John A. Molinari                    5,538,185               811,544
     Roger Redmond                       5,542,508               807,221
     Maurice L. Castonguay               5,542,100               807,629
     Bruce I. Sachs                      5,542,466               807,263
     Paul J. Severino                    5,541,800               807,929
     B. Robert Feingold                  5,540,619               809,110


                                                                                     NUMBER OF SHARES
                                                                                     ----------------
      (2)                                                       VOTED FOR     VOTED AGAINST      ABSTAINED     BROKER NON-VOTE
                                                                ---------     -------------      ---------     ---------------
      Increase by 200,000 the number of shares of the
      Company's common stock, $.01 par value per
      share available for issuance under the 1986
      Employee Stock Purchase Plan for a total of
      800,000 shares available under such plan:                 5,893,649         359,448          12,022          84,610


      (3)
      Increase by 200,000 the number of shares of the
      Company's common stock, $.01 par value per
      share available for issuance under the Key
      Employee Incentive Plan (1992) for a total of
      2,200,000 shares available under such plan:               4,959,032        1,294,506         11,581          84,610


Item 6. Exhibits and Reports on Form 8-K

a)  Exhibits

Exhibits required as part of this Quarterly Report on Form 10-Q are listed in the exhibit index on page 20.

b)  Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Media 100 Inc.




Date:    July 15, 1999             By:
                                      -----------------------------
                                             Steven D. Shea
                                      Vice President of  Finance and
                                      Treasurer
                                      (Principal Financial Officer)

                                  EXHIBIT INDEX



     NUMBER                         DESCRIPTION
     ------                         -----------

     10.2     1986 Employee Stock Purchase Plan, as amended through
              April 14, 1999

     10.3     Key Employee Incentive Plan (1992), as amended through
              April 14, 1999

     10.10 Agreement and Plan of Merger and Reorganization, dated May 6, 1999 with Terran Interactive, Inc

     27       Financial Data Schedule
