Form 10-Q
period 1999-08-31
MEDIA 100 INC
filed 1999-10-15
CIK 713138

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

           For The Quarterly Period Ended:    AUGUST 31, 1999

      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

           For The Transition Period From       To
                                         -------  ------

      Commission File Number: 0-14779

                                 MEDIA 100 INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                         04-2532613
(State or other jurisdiction of organization    (I.R.S. Employer Identification
               or incorporation)                            Number)

                           290 DONALD LYNCH BOULEVARD
                           MARLBOROUGH, MASSACHUSETTS
                    (Address of principal executive offices)

                                   01752-4748
                                   (Zip code)

                                 (508) 460-1600
              (Registrant's telephone number, including area code)



          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes     X                 No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, PAR VALUE $.01 PER SHARE                  8,409,248 SHARES
--------------------------------------         ---------------------------------
               Class                           Outstanding at September 30, 1999

                         MEDIA 100 INC. AND SUBSIDIARIES



                                      INDEX


                                                                                                  PAGE
PART I - FINANCIAL INFORMATION                                                                   NUMBER
                                                                                                 ------
   ITEM 1      Consolidated Financial Statements:
               Consolidated Balance Sheets as of
                  August 31, 1999 and November 30, 1998                                            3

               Consolidated Statements of Operations for the three and
                  nine months ended August 31, 1999 and  August 31, 1998                           4

               Consolidated Statements of Cash Flows for the nine
                  months ended August 31, 1999 and August 31, 1998                               5 - 6

               Notes to Consolidated Financial Statements                                        7 - 11

   ITEM 2      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                           12 - 19


PART II - OTHER INFORMATION
   ITEM 1      Legal Proceedings                                                                   20

   ITEM 6      Exhibits and Reports on Form 8-K                                                    20

SIGNATURES                                                                                         21

EXHIBIT INDEX                                                                                      22


                         PART I - FINANCIAL INFORMATION

                         MEDIA 100 INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                       (in
                            thousands)


                                                                                                August 31,         November 30,
                                                                                                   1999                1998
                                                                                              ----------------    ---------------
ASSETS                                                                                          (unaudited)
Current assets:
               Cash and cash equivalents                                                    $           7,643   $          7,249
               Marketable securities                                                                   19,512             25,185
               Accounts receivable, net of allowance for doubtful
                 accounts of $378 in 1999 and $395 in 1998                                              5,765              5,372
               Income tax refund receivable                                                               198                280
               Inventories                                                                              1,532                967
               Prepaid expenses                                                                         1,056                743
                                                                                              ----------------    ---------------
                    Total current assets                                                               35,706             39,796

Equipment, net                                                                                          7,084              8,363
Intangible assets, net                                                                                  1,569                  -
Other assets, net                                                                                         396                313

                                                                                              ----------------    ---------------
Total assets                                                                                $          44,755   $         48,472
                                                                                              ----------------    ---------------
                                                                                              ----------------    ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
               Accounts payable                                                             $           2,201   $          2,259
               Accrued expenses                                                                         7,604              9,692
               Deferred revenue                                                                         5,553              6,048
                                                                                              ----------------    ---------------
                    Total current liabilities                                                          15,358             17,999

Contingencies (Note 10)                                                                                     -                  -

Stockholders' equity:
               Preferred stock                                                                              -                  -
               Common stock                                                                                85                 83
               Capital in excess of par value                                                          41,345             40,917
               Accumulated deficit                                                                   (11,282)           (10,598)
               Treasury stock, at cost                                                                  (365)              (163)
               Accumulated other comprehensive income (loss):
                 Cumulative translation adjustment                                                      (185)               (37)
                 Unrealized holding gain (loss) on
                  available for sale securities                                                         (201)                271
                                                                                              ----------------    ---------------

                    Total stockholders' equity                                                         29,397             30,473
                                                                                              ----------------    ---------------

Total liabilities and stockholders' equity                                                  $          44,755   $         48,472
                                                                                              ----------------    ---------------
                                                                                              ----------------    ---------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         MEDIA 100 INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                   (unaudited)


                                                       Three Months Ended August 31,         Nine Months Ended August 31,
                                                          1999                1998               1999                 1998
                                                      -------------       -------------      --------------      ---------------
   Net sales:
      Products                                      $       10,895      $       8,235      $        31,299    $          25,106
      Services                                               2,221              1,889                6,493                5,176
                                                      -------------       ------------       --------------     ----------------
   Total net sales                                          13,116             10,124               37,792               30,282

   Cost of sales                                             5,014              4,234               14,641               12,579
                                                      -------------       ------------       --------------     ----------------

        Gross profit                                         8,102              5,890               23,151               17,703
                                                      -------------       ------------       --------------     ----------------

   Operating expenses:
        Research and development                             3,190              4,413               10,326               12,178
        Selling and marketing                                3,401              3,445               10,689               10,354
        General and administrative                           1,051                898                2,919                2,968
         Amortization of intangible
            assets                                              92                  -                   92                    -
         Acquired in-process research
            and development                                    430                  -                  430                    -
         Restructuring costs                                   424                  -                  424                    -
                                                      -------------       ------------       --------------      ---------------
           Total operating expenses                          8,588              8,756               24,880               25,500
                                                      -------------       ------------       --------------      ---------------

        Operating loss                                       (486)            (2,866)              (1,729)              (7,797)

   Interest income                                             314                447                1,045                1,288
                                                      -------------       ------------       --------------     ----------------

        Loss before tax provision                            (172)            (2,419)                (684)              (6,509)

   Tax provision                                                 -                  -                    -                   12
                                                      -------------       ------------       --------------     ----------------

       Net loss                                     $        (172)      $     (2,419)      $         (684)    $         (6,521)
                                                      -------------       ------------       --------------     ----------------
                                                      -------------       ------------       --------------     ----------------

   Net loss per share:
      Basic                                         $                   $                  $                   $
                                                             (.02)              (.29)                (.08)                (.79)
                                                      -------------       ------------       --------------     ----------------
                                                      -------------       ------------       --------------     ----------------

      Diluted                                       $                   $        (.29)     $                   $
                                                             (.02)                                   (.08)                (.79)
                                                      -------------       ------------       --------------     ----------------
                                                      -------------       ------------       --------------     ----------------

   Weighted average common shares outstanding:
      Basic                                                  8,342              8,306                8,312                8,265
                                                      -------------       ------------       --------------     ----------------
                                                      -------------       ------------       --------------     ----------------

     Diluted                                                 8,342              8,306                8,312                8,265
                                                      -------------       ------------       --------------     ----------------
                                                      -------------       ------------       --------------     ----------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         MEDIA 100 INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                           Nine Months Ended August 31,
                                                                                             1999                1998
                                                                                        ---------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                           $           (684)    $         (6,521)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities
                Depreciation and amortization                                                    2,655                2,089
                Acquired in-process research and development                                       430
                Amortization of acquisition-related intangible assets                               92                    -
                Gain on sale of marketable securities                                             (21)                 (11)

  Changes in assets and liabilities, net of effects from acquisition
                Accounts receivable                                                              (215)                2,815
                Income tax refund receivable                                                        82                    -
                Inventories                                                                      (565)                 (22)
                Prepaid expenses                                                                 (213)                 (76)
                Accounts payable                                                                 (400)                (446)
                Accrued expenses                                                               (2,374)                3,076
                Deferred revenue                                                                 (495)                1,967
                                                                                        ---------------     ----------------

  Net cash provided by (used in) operating activities                                 $        (1,708)    $          2,871
                                                                                        ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
                Acquisition of Terran Interactive, Inc.                                        (1,890)                    -
                Purchases of equipment, net                                                    (1,146)              (2,585)
                Other assets                                                                      (54)                    -
                Purchases of marketable securities                                            (28,963)             (77,241)
                Proceeds from sales of marketable securities                                    34,075               75,452
                                                                                        ---------------     ----------------

  Net cash provided by (used in) investing activities                                 $          2,022    $        (4,374)
                                                                                        ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
                Proceeds from stock plans                                                          430                  432
                Purchase of treasury stock                                                       (202)                    -
                                                                                        ---------------     ----------------

  Net cash provided by financing activities                                           $            228    $            432
                                                                                        ---------------     ---------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                          (148)                 (14)
                                                                                        ---------------     ----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                             $            394    $         (1,085)

CASH AND CASH EQUIVALENTS, beginning of period                                                   7,249                4,042
                                                                                        ---------------     ----------------

CASH AND CASH EQUIVALENTS, end of period                                              $          7,643    $           2,957
                                                                                        ---------------     ----------------
                                                                                        ---------------     ----------------



                                                                                           Nine Months Ended August 31,
                                                                                             1999                1998
                                                                                             ----                ----

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                Cash paid for income taxes                                            $              1    $            138
                                                                                        ---------------     ----------------
                                                                                        ---------------     ----------------

OTHER TRANSACTIONS NOT (USING) PROVIDING CASH:
                (Decrease) Increase in value of marketable securities                 $          (472)    $             307
                                                                                        ---------------     ----------------
                                                                                        ---------------     ----------------



SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
  ACTIVITIES (see note 4):

In connection with the acquisition of Terran Interactive, Inc., the following non-cash transaction occurred:

Fair value of assets acquired                                                                   $2,558                    -
Liabilities assumed                                                                                668                    -
                                                                                        ---------------     ----------------

Cash paid for acquisition and acquisition costs                                                 $1,890                    -
                                                                                        ---------------     ----------------
                                                                                        ---------------     ----------------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         MEDIA 100 INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (UNAUDITED, EXCEPT FOR NOVEMBER 30, 1998 AMOUNTS)


1.  Basis of Presentation

The accompanying interim consolidated financial statements include the accounts of Media 100 Inc. ("the Company") and its wholly owned subsidiaries. The interim financial statements are unaudited. However, in the opinion of management, the interim consolidated financial statements and disclosures reflect all adjustments necessary for fair presentation. Interim results are not necessarily indicative of results expected for a full year or for any other interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest audited financial statements, which are included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1998, filed with the Securities and Exchange Commission.

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

Media 100 Inc. develops, markets, sells and supports digital video systems that enable a wide range of professional communicators in business, education, and video post production to create complete, television-quality video productions quickly, easily, and with great creative flexibility. With the Company's acquisition of Terran Interactive, Inc. ("Terran") in June 1999, the Company develops, markets, sells and supports software tools for streaming media for the Internet. The Company markets and delivers its products to end users through a worldwide channel of specialized value-added resellers that sell, assemble and install turnkey systems using high performance personal computers, disk drives, and ancillary video equipment. In addition, the Company sells products acquired from the Terran acquisition direct to endusers using Terran's telemarketing group and Terran's website.

2.   Principles of Consolidation

The consolidated financial statements include the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

3.    Reclassifications

Certain amounts in the prior period's financial statements have been reclassified to conform to the current period's presentation.

4.    Acquisition of Terran Interactive, Inc.

On June 28, 1999, the Company acquired Terran Interactive, Inc. ("Terran") of Los Gatos, CA, a leading supplier of software tools for high quality Internet and DVD video. In connection with the acquisition, the Company paid $1,850,000 in cash for all outstanding shares of Terran's common stock. The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of Terran's operations and the fair market value of the acquired assets and assumed liabilities have been included in the financial statements of the Company as of the acquisition date.

The aggregate purchase price consisted of the following (in thousands):

        DESCRIPTION                                              AMOUNT
        -----------                                              ------


Cash                                                             $ 1,850
Liabilities assumed                                                  668
Acquisition costs                                                     40
                                                                 -------
               Total purchase price:                             $ 2,558
                                                                 -------

The purchase price has been allocated to the acquired assets and assumed liabilities as follows (in thousands):


        Current assets                                           $ 278
Equipment and other assets                                         189
Developed technology                                             1,560
In-process research and development                                430
Goodwill                                                           101
                                                                   ---
                                                                $2,558
                                                                ------

Amounts allocated to tangible and intangible assets, including acquired in-process research and development, were based on results of an independent appraisal. The amount allocated to developed technology is being amortized on a straight-line basis over an expected useful life of three years. In connection with the acquisition of Terran Interactive, Inc., the Company allocated $430,000 of the purchase price to in-process research and development projects. These allocations represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

5.    Restructuring

In the third quarter of fiscal 1999, the Company implemented a restructuring plan to better align its operating costs with its anticipated future revenue stream. The major component of the restructuring charge relates to the elimination of approximately 12 employees across the following functions: research and development (4), selling and marketing (7) and general and administration (1). At August 31, 1999 approximately $366,000 of the accrued restructuring charge remained, which is entirely comprised of severance-related costs. The total cash impact of the restructuring amounted to approximately $424,000. The total cash paid as of August 31, 1999 was $58,000 and the remaining amount will be paid by the end of the first quarter in fiscal 2000.

6. Cash Equivalents and Marketable Securities

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

Marketable securities held as of August 31, 1999 and November 30, 1998 consist of the following (in thousands):




                                                              Maturity                  1999           1998
       Investments available for sale:
        U.S. Treasury Notes                               less than 1 year        $             -  $      1,535
        U.S. Treasury Notes                               1 - 5 years                       4,546         5,760
                                                                                   --------------- ------------
           Total U.S. Treasury Notes                                                        4,546         7,295

       Municipal Bonds                                    less than 1 year                    507         3,837
       Municipal Bonds                                    1 - 5 years                       1,050         1,067
                                                                                   --------------- ------------
           Total Municipal Bonds                                                            1,557         4,904

       U.S. Agency Bonds                                  less than 1 year                  2,533         4,298
       U.S. Agency Bonds                                  1 - 5 years                       3,002         4,136
                                                                                   --------------- ------------
           Total U.S. Agency Bonds                                                          5,535         8,434

       Money Market Instruments                           less than 1 year                  4,514         3,395
       Corporate Obligations                              less than 1 year                  2,074           516
       Corporate Obligations                              1 - 5 years                       5,800         6,847
                                                                                   --------------- ------------
           Total Corporate Obligations                                                      7,874         7,363

       Total investments available for sale                                                24,026        31,391
       Less: cash and cash equivalents                                                    (4,514)       (6,206)
                                                                                   --------------- -------------

            Total marketable securities                                         $          19,512 $      25,185

                                                                                   --------------- ------------
                                                                                   --------------- ------------

Marketable securities, including cash and cash equivalents of $4,514 and $6,206, had a cost of $24,227 and $31,120, and a market value, excluding cash and cash equivalents, of $19,512 and $25,185 at August 31, 1999 and November 30, 1998, respectively.

7.  Inventories

Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following (in thousands):



                                                                August 31,             November 30,
                                                                   1999                    1998
                                                               --------------         ----------------
          Raw materials                                     $            465       $              230
          Work-in-process                                                436                      336
          Finished goods                                                 631                      401
                                                               --------------         ----------------
                                                            $          1,532       $              967
                                                               --------------         ----------------
                                                               --------------         ----------------

Work-in-process and finished goods inventories include material, labor and manufacturing overhead. Management performs periodic reviews of inventory and disposes of items not required by their manufacturing plan.

8. Equipment, net

Equipment, net is stated at cost, less accumulated depreciation and amortization, and consists of the following (in thousands):



                                                                      August 31,             November 30,
                                                                        28180
                                                                        1999                     1998
                                                                   ----------------        -----------------
      Machinery and equipment                                    $           8,203      $             7,174
      Purchased software                                                     3,880                    3,616
      Furniture and fixtures                                                 1,253                    1,240
      Vehicles                                                                   -                       12
      Leasehold improvements                                                 1,554                    1,482


                                                                    ---------------        -----------------
                                                                 $          14,890      $            13,524
      Less accumulated depreciation and amortization                         7,806                    5,161
                                                                    ---------------        -----------------
                                                                 $           7,084      $             8,363
                                                                    ---------------        -----------------
                                                                    ---------------        -----------------


9.  Net Income (Loss) Per Common Share

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

The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share (in thousands):



                                                            Three months ended August 31,     Nine months ended August 31,
                                                                  1999             1998            1999             1998
                                                            ----------------- --------------- ---------------- ---------------
       Basic net income (loss)  - weighted average shares
         of common stock outstanding                                   8,342           8,306            8,312           8,265

       Effect of potential common shares - stock options
          outstanding (unless antidilutive)                                -               -                -               -
                                                            ----------------- --------------- ---------------- ---------------

      Diluted net income (loss)  - weighted average
         shares and potential common shares outstanding                8,342           8,306            8,312           8,265
                                                            ----------------- --------------- ---------------- ---------------
                                                            ----------------- --------------- ---------------- ---------------

     Options not included in computation of diluted net
      income  (loss)  per share due to their  antidilutive               249           1,004              391             510
     effect
                                                            ----------------- --------------- ---------------- ---------------
                                                            ----------------- --------------- ---------------- ---------------

10.  Contingencies

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

11. Capitalized Software Development Costs

The Company capitalizes certain computer software development costs. Capitalization of costs commences upon establishing technological feasibility. Capitalized costs, net of accumulated amortization, were approximately $44,000 and $89,000, respectively, as of August 31, 1999 and November 30, 1998, and are included in other assets. These costs are amortized on a straight-line basis over two years, which approximates the economic life of the product. Amortization expense, included in cost of sales in the accompanying consolidated statements of operations, was approximately $15,000 and $45,000 for the three and nine months ended August 31, 1999, respectively.

12. Income Taxes

The Company did not record a tax provision for the three and nine months ended August 31, 1999 due to the net loss incurred for the nine months then ended.

13.  Accrued Expenses

Accrued expenses at August 31, 1999 and November 30, 1998 consist of the following (in thousands):



                                                                           August 31,           November 30,
                                                                              1999                   1998
                                                                         ----------------       ---------------
      Payroll and related taxes                                       $            1,868     $           1,691

      Accrued warranty                                                               463                   463
      Accrued product development                                                     69                 2,220
      Accrued selling and marketing                                                  633                   878
      Accrued legal and other                                                      4,571                 4,440
                                                                         ----------------       ---------------
                                                                      $            7,604     $           9,692
                                                                         ----------------       ---------------
                                                                         ----------------       ---------------




14.  Comprehensive income (loss)

Effective December 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME (SFAS No. 130). SFAS No. 130 establishes standards for the display of comprehensive income
(loss) and its components in a full set of financial statements. Comprehensive income (loss) includes all changes in equity during a period except those resulting from the issuance of shares of stock and distributions to shareholders. SFAS No. 130 requires that an enterprise display the components of comprehensive income (loss) for each period presented.

The components of the Company's comprehensive loss were as follows:



                                                 Three months ended August 31,              Nine months ended August 31,
                                                   1999                  1998                1999                 1998
                                             ------------------    -----------------    ----------------    ------------------
     Net loss                             $              (172)  $           (2,419)  $            (684)  $            (6,521)

     Cumulative translation adjustment                      37                   27               (148)                  (14)
     Unrealized holding gain (loss) on
        available for sale securities                    (108)                  181               (472)                   307

                                             ------------------    -----------------    ----------------    ------------------
     Total comprehensive loss             $              (243)  $           (2,211)  $          (1,304)  $            (6,228)
                                             ==================    =================    ================    ==================


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

Media 100 Inc. develops, markets, sells and supports digital video systems that enable a wide range of professional communicators in business, education, and video post production to create complete, television-quality video productions quickly, easily, and with great creative flexibility. With the Company's acquisition of Terran Interactive, Inc. ("Terran") in June 1999, the Company develops, markets, sells and supports software tools for streaming media for the Internet. The Company markets and delivers its products to end users through a worldwide channel of specialized value-added resellers that sell, assemble and install turnkey systems using high performance personal computers, disk drives, and ancillary video equipment. In addition, the Company sells products acquired from the Terran acquisition direct to endusers using Terran's telemarketing group and Terran's website.

Results of Operations

The following table shows certain consolidated statements of operations data as a percentage of net sales.



                                                Three months ended August 31,                   Nine months ended August 31,
                                                 1999                   1998                    1999                   1998
                                            ----------------       ----------------        ---------------       ------------------
     Net sales:
        Products                                       83.1  %                81.3  %                82.8  %                  82.9%
        Services                                       16.9                   18.7                   17.2                     17.1
                                            ----------------       ----------------        ---------------       ------------------
     Total net sales                                  100.0                  100.0                  100.0                    100.0
     Cost of sales                                     38.2                   41.8                   38.7                     41.5
                                            ----------------       ----------------        ---------------       ------------------
          Gross profit                                 61.8                   58.2                   61.3                     58.5
     Operating expenses:
          Research and development                     24.3                   43.6                   27.3                     40.2
          Selling and marketing                        26.0                   34.0                   28.3                     34.2
          General and administrative                    8.0                    8.9                    7.7                      9.8
           Amortization of intangible
               assets                                    .7                      -                     .3                        -
           Acquired in-process research
               and development                          3.3                      -                    1.1                        -
           Restructuring costs                          3.2                      -                    1.1                        -
                                            ----------------       ----------------        ---------------       ------------------
              Total operating expenses                 65.5                   86.5                   65.8                     84.2
     Operating loss                                   (3.7)                 (28.3)                  (4.5)                   (25.7)
     Interest income                                    2.4                    4.4                    2.7                      4.2
                                            ----------------       ----------------        ---------------       ------------------
     Loss before tax provision                        (1.3)                 (23.9)                  (1.8)                   (21.5)
     Tax provision                                        -                      -                      -                        -
                                            ----------------       ----------------        ---------------       ------------------
     Net loss                                         (1.3)  %              (23.9)  %               (1.8)  %                (21.5)%
                                            ----------------       ----------------        ---------------       ------------------
                                            ----------------       ----------------        ---------------       ------------------


Comparison of Third Fiscal Quarter of 1999 to Third Fiscal Quarter of 1998

Net sales for the third fiscal quarter ended August 31, 1999 were $13,116,000, an increase of $2,992,000, or 29.6%, from the same period a year ago. Net sales from products for the third fiscal quarter ended August 31, 1999 were $10,895,000, an increase of $2,660,000 or 32.3%, from the same period a year ago. The increase in net sales from products is due primarily to the shipment

Comparison of Third Fiscal Quarter of 1999 to Third Fiscal Quarter of 1998 (continued)

of Finish; the Company's new high performance Windows NT-based product line, along with sales from the Company's wholly owned subsidiary Terran Interactive, Inc. The Company completed the acquisition of Terran Interactive, Inc., a leading developer of streaming media tools for preparing high-quality video for broadcast on the Internet in the third quarter. The Finish product line currently comprises four models: Finish V20, Finish V40, Finish V60 and Finish V80.

Net sales from services for the third fiscal quarter ended August 31, 1999 were $2,221,000, an increase of $332,000, or 17.6%, from the same period a year ago. The increase in net sales from services is due to new customers purchasing and existing customers renewing their support contracts.

Gross profit for the third quarter ended August 31, 1999 was 61.8% compared to 58.2% in the comparable quarter a year ago. In the first quarter of fiscal 1999, the Company reclassified certain costs associated with its Platinum support services. The Company now classifies these costs as part of cost of goods sold. The change in presentation had the affect of increasing cost of goods sold and reducing selling and marketing expenses by the same amount. Certain amounts in the comparable period last year have been reclassified to conform to the current year's presentation. The increase in gross profit as a percentage of net sales is due to the increase in the unit sales of the Company's Platinum support services, which generate higher gross profit than products, and an increase in software sales due to the Terran acquisition.

Operating expenses for the third fiscal quarter ended August 31, 1999 were $8,588,000, a decrease of $168,000, or 1.9%, from the same period a year ago. Research and development expenses for the third fiscal quarter ended August 31, 1999 were $3,190,000, a decrease of $1,223,000, or 27.7%, from the same period a year ago. The majority of the decrease in research and development expenses represented lower development costs due to the completion of Finish, the Company's new family of high-performance digital video systems for the Windows NT platform, which shipped earlier this year. The Company currently anticipates that research and development expenses will increase in 1999 on a quarterly basis, in absolute dollars, due to the acquisition of Terran Interactive, Inc. However, the Company currently plans lower research and development expenses from year ago levels in absolute dollars, since the initial development of the new Windows NT products was completed and these products were introduced to the market. Selling and marketing expenses for the third fiscal quarter ended August 31, 1999 were $3,401,000, a decrease of $44,000, or 1.3%, from the same period a year ago. The Company plans to maintain its current level of selling and marketing expenditures for the remainder of the fiscal year to support the rollout and promotion of the new Windows NT products and to promote new products acquired as a result of the Terran Interactive, Inc. acquisition. General and administrative expenses for the third fiscal quarter ended August 31, 1999 were $1,051,000, an increase of $153,000, or 17.0%, from the same period a year ago. The Company currently anticipates that its general and administrative expenses will increase modestly, in absolute dollars, in fiscal 1999 compared to fiscal 1998 in support of the new Windows NT products and the additional administrative expenses associated with the Terran Interactive, Inc. acquisition.

As part of the acquisition of Terran Interactive, Inc., the Company allocated a portion of the purchase price to intangible assets. The amount allocated to developed technology is being amortized on a straight-line basis over an expected useful life of three years, which resulted in a charge of $92,000 for the third quarter ended August 31, 1999. In connection with the acquisition of Terran Interactive, Inc., the Company allocated $430,000 of the purchase price to in-process research and development projects. These allocations represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

In the third quarter of 1999, the Company implemented a restructuring plan to better align its operating costs with its anticipated future revenue stream. The major component of the restructuring charge relates to the elimination of approximately 12 employees across the following functions: Product Development
(4), Selling and marketing (7) and General and administration (1). At August 31, 1999 approximately $366,000 of the accrued restructuring charge remained, which is comprised of severance-related costs. The total cash impact of the restructuring amounted to approximately $424,000. The total cash paid as of August 31, 1999 was $58,000 and the remaining amount will be paid in by the end of the first quarter in fiscal 2000.

The operating loss for the third fiscal quarter ended August 31, 1999 was $486,000, a decrease of $2,380,000, or 83.0%, from the same period a year ago. The decrease in the operating loss for the third fiscal quarter ended August 31, 1999 was due to an increase in sales and gross profit, and reductions in operating expenses, which offset the one-time charges for restructuring and in-process research and development.

Comparison of Third Fiscal Quarter of 1999 to Third Fiscal Quarter of 1998 (continued)

Interest income for the third fiscal quarter ended May 31, 1999 was $314,000, a decrease of $133,000, or 29.8%, from the comparable quarter a year ago. The decrease in interest income is due to lower cash and cash equivalents and marketable securities in the third fiscal quarter of 1999, compared to the third fiscal quarter of 1998.

The Company did not record a tax provision for the third fiscal quarter ended August 31, 1999 due to the net loss incurred for the first nine months of the fiscal year.

The net loss for the third fiscal quarter ended August 31, 1999 was $172,000, or $0.02 per share, compared to a net loss of $2,419,000, or $.29 per share, for the same period a year ago.

Comparison of First Nine Months of 1999 to First Nine Months of 1998

Net sales for the nine months ended August 31, 1999 were $37,792,000, an increase of $7,510,000, or 24.8%, from the same period a year ago. Net sales from products for the nine months ended August 31, 1999 were $31,299,000, an increase of 24.7% from the same period a year ago. The increase in net sales from products is due primarily to the shipment of Finish; the Company's new high performance Windows NT-based product line, along with sales from the Company's wholly owned subsidiary Terran Interactive, Inc. The Company completed the acquisition of Terran Interactive, Inc., a leading developer of streaming media tools for preparing high-quality video for broadcast on the Internet in the third quarter. The Finish product line currently comprises four models: Finish V20, Finish V40, Finish V60 and Finish V80.

Net sales from services for the nine months ended August 31, 1999 were $6,493,000, an increase of $1,317,000, or 25.4%, from the same period a year ago. The increase in net sales from services is due to new customers purchasing and existing customers renewing their support contracts.

Gross profit for the nine months ended August 31, 1999 was 61.3% compared to 58.5% in the comparable quarter a year ago. In the first quarter, the Company reclassified certain costs associated with its Platinum support services. The Company now classifies these costs as part of cost of goods sold. The change in presentation had the affect of increasing cost of goods sold and reducing selling and marketing expenses by the same amount. Certain amounts in the comparable period last year have been reclassified to conform to the current year's presentation. The increase in gross profit as a percentage of net sales is due to the increase in the unit sales of the Company's Platinum support services, which generate higher gross profit than products, and an increase in software sales due to the Terran acquisition.

Operating expenses for the nine months ended August 31, 1999 were $24,880,000, a decrease of $620,000, or 2.4%, from the same period a year ago. Research and development expenses for the nine months ended August 31, 1999 were $10,326,000, a decrease of $1,852,000, or 15.2%, from the same period a year ago. The majority of the decrease in research and development expenses represented lower development costs due to the completion of Finish, the Company's new family of high-performance digital video systems for the Windows NT platform, which shipped earlier this year. The Company currently anticipates that research and development expenses will increase in 1999 on a quarterly basis, in absolute dollars, due to the acquisition of Terran Interactive, Inc. However, the Company currently plans lower research and development expenses from year ago levels in absolute dollars, since the initial development of the new Windows NT products was completed and these products were introduced to the market. Selling and marketing expenses for the nine months ended August 31, 1999 were $10,689,000, an increase of $335,000, or 3.2%, from the same period a year ago. The Company plans to maintain its current level of selling and marketing expenditures for the remainder of the fiscal year to support the rollout and promotion of the new Windows NT products and to promote new products acquired as a result of the Terran Interactive, Inc. acquisition. General and administrative expenses for the nine months ended August 31, 1999 were $2,919,000, a decrease of $49,000, or 1.7%, from the same period a year ago. The Company currently anticipates that its general and administrative expenses will increase modestly, in absolute dollars, in fiscal 1999 compared to fiscal 1998 in support of the new Windows NT products and additional administrative expenses associated with the Terran Interactive, Inc. acquisition.

As part of the acquisition of Terran Interactive, Inc., the Company allocated a portion of the purchase price to intangible assets. The amount allocated to developed technology is being amortized on a straight-line basis over an expected useful life of three years, which resulted in a charge of $92,000 for the third quarter ended August 31, 1999. In connection with the acquisition of Terran Interactive, Inc., the Company allocated $430,000 of the purchase price to in-process research and development projects. These allocations represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.
                                       14

Comparison of First Nine Months of 1999 to First Nine Months of 1998 (continued)

In the third quarter of 1999, the Company implemented a restructuring plan to better align its operating costs with its anticipated future revenue stream. The major component of the restructuring charge relates to the elimination of approximately 12 employees across the following functions: research and development (4), selling and marketing (7) and general and administration (1). At August 31, 1999 approximately $366,000 of the accrued restructuring charge remained, which is comprised of severance-related costs. The total cash impact of the restructuring amounted to approximately $424,000. The total cash paid as of August 31, 1999 was $58,000 and the remaining amount will be paid in by the end of the first quarter in fiscal 2000.

The operating loss for the nine months ended August 31, 1999 was $1,729,000, a decrease of $6,068,000, or 77.8%, from the same period a year ago. The decrease in the operating loss for the nine months ended August 31, 19999 was due to an increase in sales and gross profit and reductions in operating expenses, which offset the one-time charges for restructuring and in-process research and development.

Interest income for the nine months ended August 31, 1999 was $1,045,000, a decrease of $243,000, or 18.9%, from the comparable period a year ago. The decrease in interest income is due to lower cash and cash equivalents and marketable securities in the first nine months of 1999, compared to the first nine months of 1998.

The Company did not record a tax provision for the nine months ended August 31, 1999 due to the net loss incurred in the first nine months of the fiscal year.

The net loss for the nine months ended August 31, 1999 was $684,000 or $0.08 per share, compared to a net loss of $6,521,000, or $.79 per share, for the same period a year ago.


Liquidity and Capital Resources


The Company has funded its operations to date primarily from public offerings of equity securities and cash flows from operations. As of August 31, 1999, the Company's principal sources of liquidity included cash and cash equivalents and marketable securities totaling approximately $27,155,000.

For the nine months ended August 31, 1999, cash used in operating activities was approximately $1,708,000 compared to cash provided by operations of approximately $2,871,000 for the same period a year ago. Cash used in operations during the first nine months of fiscal 1999 was due to increases in accounts receivable of $215,000, inventory of $565,000, prepaid expenses of $213,000 and decreases in income tax refund receivable of $82,000, accounts payable of $400,000, accrued expenses of $2,374,000 and deferred revenue of $495,000. Net cash provided by investing activities was approximately $2,022,000 during the first nine months of fiscal 1999, compared to cash used in investing activities of approximately $4,374,000 for the same period a year ago. Cash provided by investing activities during the nine months ended August 31, 1999 was primarily from net proceeds of marketable securities of approximately $5,112,000, offset by purchases of equipment of approximately $1,146,000, the purchase of Terran Interactive, Inc. for $1,890,000 and the increase in other assets of approximately $54,000. Cash provided by financing activities during the first nine months of fiscal 1999 was approximately $228,000, compared to cash provided by financing activities of $432,000 for the same period a year ago. Cash provided by financing activities of $430,000 in the first nine months of fiscal 1999 came from proceeds from the Company's stock plans. The Company used approximately $202,000 to repurchase Media 100 Inc. common stock during the nine months ended August 31, 1999.

The Company believes its existing cash balance, cash equivalents and marketable securities will be sufficient to meet the Company's cash requirements for at least the next twelve months.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS


Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements, and are based on current expectations, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those expressed in such forward-looking statements. The risks and uncertainties associated with such statements include the following:
                                       15

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


RAPID TECHNOLOGICAL CHANGE. The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's future success will depend in part upon its ability to enhance its existing products and to introduce new products and features in a timely manner to address customer requirements, respond to competitive offerings, adapt to new emerging industry standards and take advantage of new enabling technologies that could render the Company's existing products obsolete. The Company plans in fiscal 1999 to continue its investment in research and development, in connection with the development of new Windows NT-based hardware and software products and future development of Terran's products. Any delay or failure of the Company in developing such additional new products or any delay or failure of such new products to achieve market acceptance, as a result of competition, blocking proprietary rights of third parties or other factors, could have a material adverse effect on the Company's business and operating results.


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


EMERGING MARKETS. The broadcast, post-production, business, and institution digital video segments to which the Company is targeting its products are an emerging market. Many of the current users in this market rely on analog videotape processes. Digital editing alternatives are relatively new and currently account for a small portion of this market of current users. The Company also believes that this market includes a potential market of new users who currently out-source their video production requirements. The Company's future growth will depend, in part, on the rate at which existing users convert to digital editing processes and the rate at which new users adopt digital video systems as a communications resource. There can be no assurance that the use of digital video products like the ones offered by the Company will expand among existing users of alternative video production processes or the market for new users, and any failure of the Company's products to achieve market acceptance in these markets, as a result of competition, technological change or other factors, could have a material adverse effect on the Company's business and operating results.


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


DEPENDENCE ON RESELLERS. The Company relies primarily on its worldwide network of independent VARs to distribute and sell its products to end-users. The Company's resellers generally offer products of several different companies, including in some cases products that are competitive with the Company's products. In addition, many of these VARs are small organizations with limited capital resources. There can be no assurance that the Company's resellers will continue to purchase the Company's products or provide them with adequate levels of support, or that the Company's efforts to expand its VAR network will be successful, any significant failure of which could have a material adverse effect on the Company's business and operating results.


RELIANCE ON INTERNATIONAL SALES. International sales and operations may be subject to risks such as the imposition of government controls, export license requirements, restrictions on the export of critical technology, less effective enforcement of proprietary rights; currency exchange fluctuations, generally longer collection periods, political instability, trade restrictions, changes in tariffs, difficulties in staffing and managing international operations, potential insolvency of international resellers and difficulty in collecting accounts receivable. The Company's international sales are also subject to more seasonal fluctuation than domestic sales. In this regard, the traditional summer vacation period, which occurs during the Company's third fiscal quarter, may result in a decrease in sales, particularly in Europe. There can be no assurance that these factors will not have an adverse effect on the Company's future international operations and consequently, on the Company's business and operating results.
                                       17

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


ACQUISITION RELATED RISKS In June 1999, the Company completed the Terran Interactive, Inc. acquisition. The Company's business and results of operations could be materially adversely affected in the event the Company fails to successfully integrate the business and operations of Terran Interactive, Inc. The Company may continue in the future to acquire existing businesses, products, and technologies to enhance and expand its line of products. Such acquisitions may be material in size and in scope. There can be no assurance that the Company will be able to identify, acquire, or profitably manage additional business or successfully integrate any acquired businesses into the Company without substantial expenses, delays, or other operational or financial problems. Acquisitions involve a number of special risks and factors, including increasing competition for attractive acquisition candidates in the Company's markets, the technological enhancement and incorporation of acquired products into existing product lines and services, the assimilation of the operations and personnel of the acquired companies, failure to retain key acquired personnel, adverse short-term effects on reported operating results, the amortization of acquired intangible assets, the assumption of undisclosed liabilities of any acquired companies, the failure to achieve anticipated benefits such as cost savings and synergies, as well as the diversion of management's attention during the acquisition and integration process. Some or all of these special risks and factors may have a material adverse impact on the Company's business, operating results, and financial condition.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments. The Company does not participate in derivative financial instruments, other financial instruments for which the fair value disclosure would be required under Statement of Financial Accounting Standards No. 107 DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS AND DERIVATIVE COMMODITY INSTRUMENTS ( SFAS No. 107). All of the Company's investments are in short-term, investment grade commercial paper, certificates of deposit and U.S. Government and agency securities that are carried at fair value on the Company's books. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.


Primary Market Risk Exposures. The Company's primary market risk exposures are in the area of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company's business in Europe is conducted in local currency. In Asia, business is conducted in US currency.
The Company has no foreign exchange contracts, option contracts or other foreign hedging arrangements. However, the Company estimates that any market risk associated with its foreign operations is not significant and is unlikely to have a material adverse effect on the Company's business, results of operations, or financial condition.

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

Item 6. Exhibits and Reports on Form 8-K

a)  Exhibits

Exhibits required as part of this Quarterly Report on Form 10-Q are listed in the exhibit index on page 22.

b)  Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Media 100 Inc.





Date:    October 15, 1999      By:   /s/  Steven D. Shea
                                     --------------------------------
                                     Steven D. Shea
                                     Vice President of  Finance and
                                     Treasurer
                                     (Principal Financial Officer)

                                  EXHIBIT INDEX



         NUMBER                            DESCRIPTION
         27                          Financial Data Schedule
