Form 10-K
period 1999-11-30
MEDIA 100 INC
filed 2000-02-25
CIK 713138

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the Fiscal Year Ended: November 30, 1999

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

             Yes  [X]                          No  [   ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on January 31, 2000 as reported on the Nasdaq National Market System, was approximately $143,278,740. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of January 31, 2000, registrant had 8,599,823 Common stock outstanding.

                            DOCUMENTS INCORPORATED BY REFERENCE

       The information required in response to certain portions of Part III of Form 10-K is hereby incorporated by reference to the specified portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in April 2000.

================================================================================

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

ITEM 1.             BUSINESS

COMPANY OVERVIEW

       Media 100 Inc., a Delaware corporation, (the "Company") develops, markets, sells, and supports digital video and web-based streaming media software and systems, or tools, that enable new Internet broadcasters and traditional broadcasters, corporate marketing professionals, and educators to create and deliver high-quality video programs quickly, easily, and with great creative flexibility. The Company markets and delivers its products to end users through its web sites as well as through a worldwide channel of specialized value-added resellers ("VARs") that sell, assemble, and install turnkey systems using personal computers, disk drives, and ancillary video equipment. Since the Company began first shipments of its products in 1993, it has shipped over 170,000 software applications and 25,000 systems to users in over 50 countries.

       The customers of the Company's digital video and streaming media software and systems include organizations that use video, including web-based streaming media, to teach, train, promote, communicate, document, and entertain. Many adopt the Company's tools for streaming media applications in which digital video is processed into specialized data streams that can be delivered from a web site. In addition, the Company is adding new customers who use its tools to edit and compress video for authoring DVD's. The Company's customers include major Internet-based networks and portals, traditional broadcasters and media companies, regional cable television stations, web site design and advertising agencies, film and video post-production facilities, independent production companies, performing arts facilities, professional sports organizations, university media departments, corporate training and marketing communications departments, as well as government, hospital, religious, and charity organizations.

       The Company's software and systems typically cost less than videotape-based systems and other computer-based products. Because of this lower cost, and because of their personal computer-based open architecture; their ease of use, and their support of Internet standards such as DV, RealNetworks' RealSystem G2, Microsoft's Windows Media, Apple Computer's QuickTime 4, and the variants of MPEG (Motion Pictures Experts Group), including MPEG1, MPEG2, MP3, and MPEG4, make the Company's products attractive to web site designers, media professionals, and educators. Many in the Internet and video industries consider the picture and sound output quality of the Company's products to be superior to other compression-based digital tools. This makes the Company's products attractive to advanced users at web-based, cable-based, and over-the-air television networks. The Company's strategy is to further simplify content creation and delivery by introducing additional streaming media capabilities that allow a large market of consumer, corporate, educational, and professional content creators to create and send a video over the Internet. The Company's Internet strategy includes introducing more products that are low cost, easy for consumers to use, easy to upgrade, and deliver high picture and sound quality regardless of media format or bit rate.

       The Company's products consist of software and, in the case of its advanced integrated systems, specialized hardware and embedded video processors that give users higher picture and sound quality and greater real-time capability. The high output quality in both Internet-based streaming media and traditional video applications, combined with real-time performance, simplifies the process of creating and delivering a video. In comparison, traditional video creation and delivery methods, which rely on recording, storing, manipulating, and distributing a video using video tape; neither support real-time editing nor allow content creators to deliver video digitally over the Internet. Video tape-based systems also require content creators to separately purchase, assemble, learn to operate, and maintain numerous pieces of equipment, including multiple video tape recorders, time base correctors, an edit controller, switcher, separate effects devices, and a sound mixing console. This equipment is more expensive, difficult, and often results in lower quality output than creating and delivering video using personal computer-based tools from the Company. The Company's software and systems allow users to both create and deliver a high-quality video using disk storage and the Internet instead of video tape. Viewers can watch an Internet video using free media player software that lets them click on a web site and deliver video to their personal computer. The Company believes the simplicity of Internet video will allow it to succeed in a market of many new consumer, corporate, institutional, and professional media users.

MARKET

       The Company believes that digital techniques for video editing, effects creation, and sound mixing, along with emerging Internet-specific techniques for delivering video, are changing how audio-visual content is created and distributed. Much as personal computer-based desktop publishing changed the technology and economics of offset printing, and made it possible for individuals to create and distribute their own publications easily and affordably, the Company's personal computer-based software and systems permit virtually any personal computer user to be a broadcaster. With the Company's products, individuals can both create and deliver a video themselves, especially through streaming, using the Internet as a broadcasting medium. The Company believes that as digital video (DV) camcorders, personal computers, and Internet access decrease in cost and increase in popularity, millions of businesses, schools, new media companies, and individuals will adopt digital video and streaming media technology.

       The Company classifies the digital video and streaming media market into three broad categories: consumers, the middle market; and media professionals. The consumer segment is new and driven by the convergence of DV camcorders, home PCs, and the Internet. The middle market consists of businesses and institutions adding Internet video to their web sites. The media professionals segment consists of new Internet-based broadcasters that are building streaming media web sites, which they plan to expand into commerce-oriented entertainment and communications powerhouses.

CONSUMERS

       The Company uses the term, "consumers," to include individuals, businesses, and institutions that need to edit video at low cost and without complication. The Company believes this segment will grow rapidly in the future as consumers increase their purchases of DV camcorders that connect directly and easily to personal computers. The DV camcorder format allows consumers to capture video at high quality, then transfer the video digitally using an interface (cable and connector) standard, called IEEE 1394, that DV camcorders and a growing number of personal computers share. The Company believes that as more consumers adopt DV camcorders and personal computers, particularly for home Internet access, and as more personal computers incorporate the IEEE 1394 interface, this segment will grow to represent a significant opportunity.

THE MIDDLE MARKET

       The middle market segment comprises businesses, schools, the government, self-employed independent producers, and small post-production facilities that provide video editing services to businesses and broadcast facilities. Businesses create video programs for internal purposes, like employee training, and external purposes such as corporate and marketing communications. Schools create video programs to support classroom instruction, create curricula, or capture a guest speaker or football game. Post-production facilities and independent producers create professional, broadcast-quality video programs for large corporate clients and regional and national broadcasting facilities. Middle market users are often computer and video literate, and invest in new personal computer-based technology to advance productivity, increase quality, and lower costs. Increasingly, these users are adopting video editing and streaming to add audio-visual content to their web sites. For web site developers at schools, streaming media provides a low cost means to support distance learning and curriculum development using personal computers. Many of the Company corporate customers are creating web sites with streaming media to support marketing promotions and e-commerce.

MEDIA PROFESSIONALS

       The media professionals segment comprises media companies, advertising agencies, specialized firms that design corporate web sites, and independent post-production facilities that service all of these groups as well as traditional broadcasters. Media companies include corporations like Disney, Viacom, and Time Warner that create original programming (content) for video, film, and print, as well as a new generation of web-based networks creating video content for deployment on a web site. Post-production companies are facilities that own state-of-the-art content creation equipment and employ full-time editors, graphic designers, and engineers, which they "rent out" to corporate, broadcast, agency, and film clients at hourly rates based on the sophistication of the selected people and equipment. Internet-based networks comprise new web sites that permit Internet users to stream video.

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

STRATEGY

         Media 100's mission is to be the leading supplier of digital video and streaming media tools to businesses, schools, institutions, and media organizations, particularly ones that are adopting the Internet as a medium for distributing audio-visual content. In 1999, the Company established a leading position in the market for streaming media tools. The Company introduced software and systems that allow web site designers, IT professionals, and new web-based broadcasters to create digital audio and digital video content, then stream this content over the Internet. The Company's products encompass support for multiple major streaming formats, both audio and video; and the Company intends to continue adding new support for emerging formats.

         To help accelerate its entry into the streaming media market place, the Company completed two acquisitions in calendar 1999 and announced a third. The first acquisition was Terran Interactive, Inc., which the Company closed in June 1999.

         On December 17, 1999, the Company announced it has entered into a definitive agreement to acquire the assets of Wired, Inc. Wired, Inc. is a fast growing supplier of MPEG streaming media production tools for the Internet and DVD authoring. The Company completed the acquisition at the end of December 1999.

         On December 28, 1999, the Company announced it had entered into a definitive agreement to acquire Digital Origin, Inc. Digital Origin, Inc. is a leading developer of digital video editing and effects software applications designed to support the new low-cost, high-quality DV camcorders used for acquiring video for Internet applications. The Company expects that the merger will be completed as a pooling of interest for accounting purposes, and a tax-free transaction. Under the agreement, the Company will issue 0.5347 shares of its common stock for each share of Digital Origin, Inc. common stock. The transaction is subject to the approval of the stockholders of Media 100 Inc. and Digital Origin, Inc. and other customary closing conditions. The merger is expected to be completed in the first half of calendar 2000. In addition, the company entered into a non-exclusive, four year OEM development and license agreement with Digital Origin by which Media 100 will use Digital Origin's consumer level editing and effects software with the Company's Internet streaming media software in exchange for royalty payments.

         To increase its range of customers, the Company has developed relationships with popular content sites on the Internet while it also added thousands of corporate, educational, and government Internet users to its installed base. In 1999, the Company also announced new partnerships with major Internet developers like Apple Computer, encoding.com (renamed Loudeye.com), ExciteAtHome, and Microsoft that the Company believes will help further promote and distribute its solutions, services, and technology.

         An important element of the Company's strategy is that its software and systems tools support all three of the major competing streaming media player standards--these are Real Networks' RealSystem G2, Microsoft's Windows Media, and Apple's QuickTime 4--each can be downloaded by Internet users quickly, easily, and free of charge. The Company plans to continue to work directly with RealNetworks, Microsoft, and Apple Computer to help develop and popularize each of their respective media player standards, and to provide users with the capability to convert between the formats, which are all incompatible. The Company believes that this strategy gives it the advantage of being able to offer to customers--web site designers adding video to their web sites--the ability to create video programs that can be streamed--viewed--by the largest possible Internet audience. The Company estimates over 100 million individuals to date play audio and video content on the web using media players from RealNetworks, Microsoft, and Apple Computer.

PRODUCTS

         The Company's product lines consist of digital video streaming media software and systems and a service line called Platinum. The first product line, Media Cleaner, comprises mainly cross-platform software applications used by web site designers for processing video into streams that web viewers can access with any standard media player. The second product line, sold under the iFinish and Media 100 names, comprises advanced, integrated, Windows NT-based and advanced Macintosh-based workstations that permit web site designers, corporate communicators, educators, and media professionals to digitally edit video, create effects, mix sound, and process finished video programs into standard media player-compatible or MPEG-compatible streams. The Company's Platinum service line comprises service and support packages that give users access to free, automatic software upgrades, 24-hour-per-day support, and other benefits such as extended warranties and fast turn-around on hardware swaps.

INTERNET TOOLS

       MEDIA CLEANER PRODUCT LINE - WINDOWS AND MACINTOSH

                Product             Date of First Shipment by          Product Features
                                            Media 100
       Media Cleaner                November 1999                Advanced system with
       Power Suite                                               hardware-based streaming media
                                                                 acceleration

       Media Cleaner Pro            June 1999                    Flagship streaming media
                                                                 software application

       Media Cleaner EZ             June 1999                    Novice streaming media software
                                                                 application--"Wizard" based


MEDIA CLEANER PRODUCT LINE

The Media Cleaner product line gives web site designers software tools to process audio and video originating from virtually anywhere into streams that they can host on their web sites for Internet users to click on and download

(stream) with the free media player software available from RealNetworks, Microsoft, and Apple Computer. The Media Cleaner products support the Windows and Macintosh platforms. In addition to supporting Internet video applications, the Media Cleaner tools also give video editors and content creators the ability to output video to CD-ROM and DVD. The software is easy to use and makes creating Internet video streams in multiple, different, incompatible formats--at multiple data rates--an easy, automated process, which saves time, money, and reduces complexity for the content creator. Today, the Company believes the picture and sound output quality of the streams that users can deliver using Media Cleaner products is the best in the industry, per format and bit rate. Media Cleaner is compatible with many third-party digital video systems, and gives iFinish and Media 100 users, in particular, interoperability features that simplify using the products together

DIGITAL VIDEO SYSTEMS

       iFINISH PRODUCT LINE - WINDOWS NT PLATFORM

                Product             Date of First Shipment by            Product Features
                                            Media 100

       iFinish V80                 December 1999 (1)             High performance streaming
                                                                 media production with built-in
                                                                 DV, real-time editing, effects,
                                                                 and sound mixing

       iFinish V60                 December 1999 (1)             Complete streaming media
                                                                 production system with built-in
                                                                 DV, real-time audio processing,
                                                                 static chroma and luma key

       iFinish V40                 December 1999 (1)             Long-form editing system

       iFinish V20 DV              December 1999 (1)             Assembly system

       SDI Option                  June 1999                     Add-on for serial digital I/O
                                                                 equipment

       MPEG Option                 February 2000                 Add-on for real-time MPEG2
                                                                 encoding

----------------
(1)    Version 3.0 release

iFINISH PRODUCT LINE

iFinish is the name of the Company's new product line of high performance Windows NT streaming media production systems, which the Company began shipping in December 1999. These systems give middle market users and media professionals advanced content creation--video editing, effects, graphics, and sound mixing--along with integrated features for creating streams, based on technology in Media Cleaner. These systems are designed to allow content creators to assemble video programs using source material from virtually anywhere, analog or digital, then output their finished productions anywhere--to the web, to DVD, to tape, to cable, or to air. This workflow flexibility means iFinish users can invest themselves in creating valuable content once, then deliver it--"repurpose" it--in many different forms as traditional or new media. The iFinish products give content creators advanced performance, including real-time editing, effects design and processing in real time, and real-time sound mixing of numerous, CD-quality audio tracks. The systems are fully integrated, which means users find them easy to set up, easy to learn, and highly reliable in the field.

       MEDIA 100 PRODUCT LINE - MACINTOSH PLATFORM

                Product             Date of First Shipment by            Product Features
                                            Media 100
       Media 100 xr                November 1999 (2)             High performance streaming
                                                                 media production with built-in
                                                                 DV, real-time editing, effects,
                                                                 and sound mixing

       Media 100 xs                November 1999 (2)             Complete streaming media
                                                                 production system with built-in
                                                                 DV, real-time audio processing,
                                                                 static chroma and luma key

       Media 100 xe                November 1999 (2)             Real-time graphics system:
                                                                 insert/assemble editing;
                                                                 uncompressed alpha channel; EDL
                                                                 support

       Media 100 lx                November 1999 (2)             Editing with component video
                                                                 connections

       Media 100 le                November 1999 (2)             Entry-level real-time editing

       SDI Option                  June 1999                     Add-on for serial digital I/O
                                                                 equipment

---------------
(2) Version 6.0 release.

MEDIA 100 PRODUCT LINE

         The Company began first shipments of the version 6.0 release of the Media 100 product line in November 1999, giving Macintosh users new effects design capabilities, especially improved interoperability with Adobe's After Effects, and for the first time new streaming media features, based on technology in Media Cleaner. Version 6.0 also supports Apple Computer's latest generation of computers called "G4," giving users faster host-based processing. Like the iFinish systems, the Media 100 systems give a wide range of middle market users and media processionals high-quality, real-time content creation capability. The Company has shipped greater than 25,000 Media 100 systems worldwide since the version 1.0 release in 1993; the Media 100 installed base is active and purchases new releases of the Company's system software.

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

         The Company develops all its software and systems tools with an open design to permit them to work directly, easily, reliably, and at high quality with other software applications, different host computer systems, peripherals, and video equipment. For its systems products, the Company's open system design strategy also facilitates utilization of value-added resellers ("VAR") as a sales channel. The VAR's regard as a business opportunity the configuration and sales of turnkey solutions to meet end user requirements. Therefore, although it sells hardware that integrates with personal computers, the Company does not typically resell the commodity personal computers and peripherals itself that are integral to digital video workstations. However, to ensure its systems are configured properly with the highest quality and latest computers and peripherals, the Company employs a formal continuous process of working with computer, disk storage, and various other peripherals suppliers to test, authorize, and promote specific configurations to the reseller channel. The Company believes this process fosters integral relations between the Company and its channel as well as a positive reputation for reliability among end users. In addition, the Company sells its Platinum services, which enables the Company to talk directly to the end users of its products all over the world, and provide a direct means for capturing and quantifying end user satisfaction with its products, channel partners, and services.

TECHNOLOGY AND PRODUCT FEATURES

       The Company has designed its products as software applications or integrated software and hardware systems that offer high performance on a Windows or Macintosh personal computer. The basic performance of its tools produces broadcast-quality picture and compact disc-quality sound, with an open system design. The Company's control of the development, design and manufacturing of the software and hardware of its products allows it to conform one to the other, specifically and solely to support the user requirements of the target market.

       The Company's iFinish and Media 100 systems comprise two general categories of software: a user interface application level of software; and embedded system software, which controls real-time data movement in concert with the host computer operating system, while also serving to control hardware functions as an intermediary between the application and the hardware circuits. This software design shields users from technical concerns while providing efficient, reliable management over numerous, simultaneous low-level computing tasks. In addition, the Company's user interface provides a means for accessing other applications to bring graphics or specialized video and audio effects processing into the hub editing environment. The Company believes its application software is strategically valuable because it is at the center of its users' workflow.

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

SALES AND DISTRIBUTION

       The Company markets and delivers its products to end users through a worldwide channel of specialized value-added resellers ("VARs"), distributors, and direct to end users through its telemarketing group and its website. VARs and distributors account for the majority of the Company's sales and VARs typically sell, assemble, and install turnkey systems using personal computers, disk drives, and ancillary video equipment. For a further discussion of the risks and uncertainties associated with the Company's dependence on an indirect sales channel of independent VAR's, see "Certain Factors That May Affect Future Results" included in Part II, Item 7 of this Annual Report on Form 10-K.

       Internationally, the Company has adopted the same sales channels. In the United Kingdom, France, Germany and Italy, the Company has subsidiaries which manage web site sales, VAR networks, and contract with distributors who may sell directly to end users or through VAR networks of their own. Elsewhere, the Company sells through distributors, which may sell directly to end users, or act as VARs, or manage VAR networks in their respective territories. Sales of Media 100 products outside of the United States represented approximately 39%, 44% and 44% of the Company's net sales for fiscal years 1999, 1998, and 1997, respectively. For additional information as to revenue by geographic location, see Note 12 in the Notes to Consolidated Financial Statements. For a further discussion of the risks and uncertainties associated with international operations, see "Certain Factors That May Affect Future Results" included in
Part II, Item 7 of this Annual Report on Form 10-K.

COMPETITION

       The digital video and streaming media software and systems market is highly competitive. A large number of suppliers provide different types of products, including video tape-based analog systems and disk-based digital systems such as the Company's products to different segments of the market. In the market, there is continuous pressure to reduce prices, incorporate new features, and improve functionality.

       The Company encounters competition primarily from Accom, Inc., Apple Computer, Avid Technology, Inc., Discreet Logic, Inc., a division of Autodesk ("Discreet"), Matrox Electronic Systems Ltd., Pinnacle Systems, Inc., RealNetworks, and Sonic Foundry. Competition also comes from Matsushita Electric Industrial Company Ltd. ("Matsushita") and Sony Corporation ("Sony"), which have either introduced or announced plans to introduce disk-based digital video systems. Because the digital video and streaming media market is constantly changing, it is difficult to predict future sources of competition; however, competitors are likely to continue to include larger vendors, such as Apple Computer, Matsushita, and Sony. Many of these competitors have substantially greater financial, technical and marketing resources than the Company. For a further discussion of the risks and uncertainties associated with the competitive landscape for the Company's products, see "Certain Factors That May Affect Future Results" included in Part II, Item 7 of this Annual Report on Form 10-K.

RESEARCH AND DEVELOPMENT

       The Company invests in research and development for new products and for enhancements to its existing products. The Company employed, as of January 14, 2000, 80 full-time employees whose primary duties relate to product development and research on potential new products and technologies. Outside firms and consultants are selectively engaged to develop or assist with development of products when favorable opportunities exist. In order to compete successfully, the Company believes it must attract and retain qualified personnel and maintain a program of improvement of existing products, as well as the research and development of new products. For a further discussion of the risks and uncertainties associated with new product development, see "Certain Factors That May Affect Future Results" included in Part II, Item 7 of this Annual Report on Form 10-K.

         For the fiscal years ended November 30, 1999, 1998 and 1997, the Company invested approximately $13,074,000, $16,414,000 and $8,508,000, respectively, on the development of enhancements to its existing products and for the research and development of new products and technologies.


MANUFACTURING

       The Company's manufacturing operations consist primarily of manufacturing and testing of printed circuit assemblies, final product assembly, quality assurance and shipping, and are conducted at its facility located in Marlboro, Massachusetts. The Company believes that its control of manufacturing significantly contributes to hardware design improvements, allows for quicker development of products for shipment to market, results in superior product quality, and lowers the total cost of goods for products manufactured by the Company. The Company periodically assesses its production efficiencies against the benefits of out-sourcing certain hardware production and has, on occasion, out-sourced certain products to third parties when it was determined to be more cost effective than internally manufacturing the product.

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

PROPRIETARY RIGHTS

       The Company's ability to compete successfully and achieve future revenue growth will depend, in part, on its ability to protect its proprietary technology and operate without infringing the rights of others. The Company relies on a combination of patent, copyright, trademark and trade secret laws and other intellectual property protection methods to protect its proprietary technology. In addition, the Company generally enters into confidentiality agreements with its employees and with third parties with which it shares its proprietary information, and limits access to and distribution of such information. The Company owns seven United States patents, beginning to expire in 2012, and has nine pending patent applications in the United States, none of which the Company believes are material. Although the Company pursues a policy of obtaining patents for appropriate inventions, the Company believes that its success depends primarily on the proprietary know-how, innovative skills, technical competence and marketing abilities of its employees, rather than upon the ownership of patents.

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

EMPLOYEES

         As of January 14, 2000, the Company employed approximately 272 persons worldwide. None of the employees is represented by a labor union. The Company believes it has good relations with its employees.


       Competition for employees with the skills required by the Company is intense in the geographic areas in which the Company's operations are located. The Company believes that its future success will depend on its continued ability to attract and retain qualified employees, especially in research and development.

OTHER

Media 100, Finish, P6000, Vincent, HDRfx, Terran Interactive, Media Cleaner and Platinum are trademarks of Media 100 Inc. and may be registered in certain jurisdictions. All other trademarks and registered trademarks are the property of their respective holders, and are hereby acknowledged.

ITEM 2.             PROPERTIES

       The Company's headquarters are located at 290 Donald Lynch Boulevard, Marlboro, Massachusetts where it occupies approximately 56,500 square feet in a leased facility and includes executive and manufacturing operations, along with certain engineering, and sales and marketing operations. The lease for this facility terminates on March 31, 2002. Prior to moving into its current facility on May 2, 1997, the Company's operations occupied approximately 31,000 square feet in a facility that it shared with Data Translation, Inc. located in Marlboro, Massachusetts. Total rental expense including operating expenses pursuant to the lease agreement with respect to the Company's current Marlboro facility for fiscal years 1999, 1998, and 1997 was $879,000, $822,000, and
$542,000, respectively, and with respect to its former Marlboro facility the amount was $527,000 in fiscal year 1997. Rental expense with respect to the former Marlboro facility for fiscal 1997 reflected the Company's pro rata portion of the rental charges and operating expenses associated with that facility and the use by the Company of certain manufacturing equipment belonging to Data Translation, Inc.

       As part of the acquisition of Terran in June 1999, the Company occupies additional office space located at 15951 Los Gatos Boulevard, Suite 6, Los Gatos, California. The Company operates its Terran subsidiary out of this location where a majority of the engineering and sales and marketing for the Terran Interactive subsidiary is conducted. As part of the acquisition of Wired in December 1999, the Company also occupies additional space located at 1040-155 Grant Road, Building 155, Mountain View, California. Currently, the Company operates its Wired subsidiary out of this location where a majority of the distibution, engineering and sales and marketing is conducted. The Company also occupies sales and customer support facilities in or near Paris, France; Bracknell, England; Munich, Germany; and Brescia, Italy.

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

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal year 1999.

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


       Fiscal year ended November 30,                                    HIGH              LOW

       1998:
         First Quarter............................................     $ 5 7/8            3 1/4
         Second Quarter...........................................     $ 5 5/16           3 6/32
         Third Quarter............................................     $ 4 1/4            3 1/8
         Fourth Quarter...........................................     $ 4 13/16          2 1/2


       1999:
         First Quarter............................................     $ 6 5/16           4 3/16
         Second Quarter...........................................     $ 6 3/4            4 5/16
         Third Quarter............................................     $ 7 1/16           4 11/16
         Fourth Quarter...........................................     $ 17 7/8           5 1/4


       The last reported sale price per share of the Company's common stock as reported on the Nasdaq National Market on January 31, 2000 was $22.50. As of January 31, 2000, there were 217 stockholders of record, and the Company believes that as of such date there were approximately 2,700 beneficial owners of the Company's common stock, based upon information provided by the Company's transfer agent. The Company has never paid a cash dividend on its common stock, and the Board of Directors does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.             SELECTED FINANCIAL DATA

       The selected financial data should be read in conjunction with, and are qualified in their entirety by, the Company's consolidated financial statements, related notes and other financial information included herein.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

FISCAL YEARS ENDED NOVEMBER 30,

------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)        1999       1998       1997       1996       1995
------------------------------------------------------------------------------------------------------
Net sales:
   Products                               $42,624   $ 34,597   $ 41,950   $ 48,739   $ 29,872
   Services                                 8,855      7,191      4,710      2,087        406
                                          --------  ---------  ---------  ---------  ---------
Total net sales                            51,479     41,788     46,660     50,826     30,278
Cost of sales                              19,704     17,367     19,184     20,782     12,879
                                          --------  ---------  ---------  ---------  ---------
   Gross profit                            31,775     24,421     27,476     30,044     17,399
Operating expenses:
  Research and development                 13,074     16,414      8,508      6,227      4,806
  Selling and marketing                    14,208     13,870     15,115     14,330      8,920
  General and administrative                4,225      3,810      4,330      5,034      2,024
  Amortization of intangible assets           231          -          -          -          -
  Acquired in-process research and
    development                               430          -          -          -          -
  Restructuring expense                       424          -        526          -          -
                                          --------  ---------  ---------  ---------  ---------
     Total operating expenses              32,592     34,094     28,479     25,591     15,750
                                          --------  ---------  ---------  ---------  ---------
     Operating income (loss)                (817)    (9,673)    (1,003)      4,453      1,649
Interest income                             1,387      1,622      1,781      1,588        771
                                          --------  ---------  ---------  ---------  ---------
   Income (loss) from continuing
     operations before tax provision          570    (8,051)        778      6,041      2,420
Tax provision                                   -          -        161      1,208         75
                                          --------  ---------  ---------  ---------  ---------
Income (loss) from continuing
     operations                               570    (8,051)        617      4,833      2,345
                                          --------  ---------  ---------  ---------  ---------
Discontinued operations:
   Income (loss) from discontinued
   operations                                   -          -          -     (6,672)     2,426
                                          --------  ---------  ---------  ---------  ---------
     Net income (loss)                    $   570   $(8,051)   $    617   $ (1,839)  $  4,771
                                          ========  =========  =========  =========  =========
Basic earnings (loss) per share:
   Continuing operations                  $  0.07   $ (0.97)   $   0.07   $   0.60   $   0.39
   Discontinued operations                      -          -          -      (0.83)      0.40
                                          --------  ---------  ---------  ---------  ---------
Basic earnings (loss) per share           $  0.07   $ (0.97)   $   0.07   $  (0.23)  $   0.79
                                          ========  =========  =========  =========  =========
Diluted earnings (loss) per share:
   Continuing operations                  $  0.06   $ (0.97)   $   0.07   $   0.57   $   0.35
   Discontinued operations                      -          -          -      (0.79)      0.36
                                          --------  ---------  ---------  ---------  ---------
Diluted earnings (loss) per share         $  0.06   $ (0.97)   $   0.07   $  (0.22)  $   0.71
                                          ========  =========  =========  =========  =========

Weighted average common shares
outstanding:

Basic                                       8,347      8,273      8,148      7,993      6,058
                                          ========  =========  =========  =========  =========
Diluted                                     8,807      8,273      8,247      8,470      6,701
                                          ========  =========  =========  =========  =========


CONSOLIDATED BALANCE SHEET DATA:

FISCAL YEARS ENDED NOVEMBER 30,

(IN THOUSANDS)                             1999         1998        1997         1996          1995
                                           ----         ----        ----         ----          ----
Cash, cash equivalents and
   marketable securities                $  28,400    $  32,434    $ 32,934    $  30,716     $  35,161
Working capital                            22,750       21,797      29,146       34,496        42,798
Total assets                               45,843       48,472      50,759       59,990        60,984
Total stockholders' equity                 31,249       30,473      37,843       50,065        46,909

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

OVERVIEW

       Media 100 Inc., a Delaware corporation, (the "Company") engineers, markets, sells, and supports digital video and web-based streaming media software and systems--tools--that enable new Internet broadcasters and traditional broadcasters, corporate marketing professionals, and educators to create and deliver high-quality video programs quickly, easily, and with great creative flexibility. The Company markets and delivers its products to end users through its web sites as well as through a worldwide channel of specialized value-added resellers ("VARs") that sell, assemble, and install turnkey systems using personal computers, disk drives, and ancillary video equipment. Since the Company began first shipments of its products in 1993, it has shipped over 170,000 software applications and 25,000 systems to users in over 50 countries.

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position, "Software Revenue Recognition" (SOP 97-2). SOP 97-2 provides revised and expanded guidance on software revenue recognition and applies to all entities that earn revenue from licensing, selling and otherwise marketing computer software. The Company adopted the provisions of SOP 97-2 as of December 1, 1997. In 1999, SOP 97-2 was modified by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with respect to Certain Transactions". Neither the adoption of 97-2, nor the adoption of 98-9, had a material impact on the Company. Net sales are recognized following establishment of persuasive evidence of an arrangement, provided that the license fee is fixed and determinable, delivery of product has occurred via physical shipment or electronically, a determination has been made by management that collection is probable and the Company has no remaining obligations. The Company provides for estimated returns at the time of shipment. The Company recognizes maintenance revenue from the sale of post-contract support services ratably over the life of the contract.

RESULTS OF OPERATIONS

       The following table sets forth for the years indicated certain consolidated statements of operations data as a percentage of net sales.

FISCAL YEARS ENDED NOVEMBER 30,

                                                  1999           1998            1997
                                                  ----           ----            ----
Net sales:
   Products                                          82.8%          82.8%           89.9%
   Services                                          17.2           17.2            10.1
                                                ----------     ----------      ----------
Total net sales                                     100.0          100.0           100.0
Cost of sales                                        38.3           41.6            41.1
                                                ----------     ----------      ----------
     Gross profit                                    61.7           58.4            58.9
                                                ----------     ----------      ----------
Operating expenses:
   Research and development expenses                 25.4           39.3            18.2
   Selling and marketing expenses                    27.6           33.2            32.4
   General and administrative expenses                8.2            9.1             9.3
   Amortization of intangible assets                  0.5              -               -
   Acquired in-process research and development       0.8
   Restructuring expense                              0.8              -             1.1
                                                ----------     ----------      ----------
     Total operating expenses                        63.3           81.6            61.0
Operating loss                                       (1.6)         (23.2)           (2.1)
Interest income                                       2.7            3.9             3.8
                                                ----------     ----------      ----------
Income (loss) from operations before tax
  provision                                           1.1          (19.3)            1.7
Tax provision                                           -              -             0.4
                                                ----------     ----------      ----------
Net income (loss)                                     1.1%         (19.3)%           1.3%
                                                ==========     ==========      ==========

COMPARISON OF FISCAL 1999 TO FISCAL 1998

       Net sales. The Company's total net sales for fiscal 1999 increased 23.2% to $51.5 million from $41.8 million for fiscal 1998. Net sales from products for fiscal 1999 increased 23.2% to $42.6 million from $34.6 million for fiscal 1998. The increase in net sales from products is due primarily to the shipment of Finish, the Company's high performance Windows NT-based product line, along with internet tools sales from the Company's wholly-owned subsidiary Terran Interactive. Internet tools sales increased to $4.1 million in fiscal 1999 from $0 in fiscal 1998. The Company completed the acquisition of Terran Interactive, Inc., ("Terran") a leading developer of streaming media tools for preparing high-quality video for broadcast on the Internet in June 1999. Net sales from services for fiscal 1999 increased 23.1% to $8.9 million from $7.2 million for fiscal 1998. The increase in net sales from services is due to new customers purchasing and current customers renewing their support contracts.

       Net sales from customers outside of the United States accounted for approximately 39% and 44% of net sales in fiscal 1999 and fiscal 1998, respectively. The Company is continuing to develop its indirect distribution channels in the United States, Canada, Europe and Asia and currently anticipates that customers outside the United States will continue to account for a substantial portion of its net sales, and as a percentage of net sales, to remain approximately the same. No customer accounted for more than 10% of the Company's total net sales in fiscal 1999.

       Gross profit. The Company's gross profit increased 30.1% to $31.8 million in fiscal 1999 from $24.4 million in fiscal 1998. In the first quarter of fiscal 1999, the Company reclassified certain costs associated with its Platinum support services. The Company now classifies these costs as part of cost of goods sold. The change in presentation had the affect of increasing cost of goods sold and reducing selling and marketing expenses by the same amount. Certain amounts in the comparable period last year have been reclassified to conform to the current year's presentation. Overall gross profit as a percentage of net sales increased to 61.7% in fiscal 1999 from 58.4% in fiscal 1998. Gross profit as a percentage of net sales of products increased to 56.7% in fiscal 1999 from 53.0% in fiscal 1998, while gross profit as a percentage of net sales of services increased to 85.7% in fiscal 1999 from 84.2% in fiscal 1998. The increase in gross profit in fiscal 1999 over fiscal 1998 is due primarily to increased service revenue, which generate higher gross profit than products, and standalone software sales as a result of the acquisition of Terran in June 1999.

       Research and development. Research and development expenses decreased 20.3% to $13.1 million in fiscal 1999 from $16.4 million in fiscal 1998. The majority of the decrease in research and development expenses represented lower development costs due to the completion of Finish, the Company's high-performance Windows NT-based product line, which began shipping in the first quarter of fiscal 1999. The Company currently anticipates research and development expenses will increase in absolute dollars in fiscal 2000 versus fiscal 1999 due to the acquisitions of Terran and Wired, Inc. and the planned development of their products.

       Selling and marketing. Selling and marketing expenses increased 2.4% to $14.2 million in fiscal 1999 from $13.9 million in fiscal 1998. Selling expenses consist primarily of salaries and related benefits, commissions, travel, occupancy and depreciation. Marketing expenses consist primarily of salaries and related benefits, trade shows, seminars, advertising, sales literature and lead generation activities. The increase in selling and marketing expenses resulted primarily from the acquisition of Terran and the Company's promotion of the streaming media tools acquired as part of the transaction. The Company currently anticipates that its selling and marketing expenses will increase in absolute dollars in fiscal 2000 versus fiscal 1999 as the Company increases its focus on the Internet and the related support of the Company's promotion of its streaming media tools.

       General and administrative. General and administrative expenses increased 10.9% to $4.2 million in fiscal 1999 from $3.8 million in fiscal 1998. General and administrative expenses include the cost of human resources, finance, information technology, legal and other administrative functions of the Company. The increase in general and administrative expenses resulted primarily from increased personnel costs in support of higher net sales. The Company currently anticipates that its general and administrative expenses will increase modestly in fiscal 2000 compared to fiscal 1999 in support of higher anticipated net sales.

       Amortization of intangible assets. The Company recorded an expense for the amortization of intangible assets of $231,000 in fiscal 1999 as a result of the acquisition of Terran. In fiscal 2000 the Company will record additional amortization expense for Terran and for the acquisition of Wired, Inc., an acquisition that closed in early fiscal 2000. There was no similar expense recorded in fiscal 1998.

       Acquired in-process research and development. In connection with the acquisition, the Company allocated $430,000 of the purchase price to in-process research and development projects. These allocations represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date. In fiscal 2000, the Company anticipates it will incur additional acquired in-process research and development expense related to the acquisition of Wired, Inc.

       Restructuring expense. In the third quarter of fiscal 1999, the Company implemented a restructuring plan to better align its organization with its corporate strategy. The major component of the restructuring charge relates to the elimination of approximately 12 employees across the following functions: research and development (4), selling and marketing (7) and general and administration (1). At November 30, 1999 approximately $232,000 of the accrued restructuring charge remained, which is entirely comprised of severance-related costs. The total cash impact of the restructuring amounted to approximately $424,000. The total cash paid as of November 30, 1999 was $192,000 and the remaining amount will be paid by the end of the first quarter in fiscal 2000.

       Interest income. Interest income decreased 14.5% to $1.4 million in fiscal 1999 from $1.6 million in fiscal 1998. The decrease in interest income is due primarily to lower cash and cash equivalent balances in fiscal 1999 versus 1998. The Company currently anticipates interest income will decline in fiscal 2000 versus 1999 due to a reduction in cash early in fiscal year 2000 resulting from the acquisition of Wired, Inc., which the Company completed in December 1999, and due to an additional cash payment due to the shareholders of Terran.

       Tax provision. The Company did not provide for a tax provision in fiscal 1999 due to the utilization of net operating loss carryforwards and tax credits available to the Company to offset against operating income.

       Net income (loss). As a result of the above factors, the Company had net income in fiscal 1999 in the amount of $570,000, or $0.06 per diluted share, compared to a net loss of ($8,051,000), or ($0.97) per share, in fiscal 1998.

COMPARISON OF FISCAL 1998 TO FISCAL 1997

       Net sales. The Company's net sales for fiscal 1998 decreased 10.4% to $41.8 million from $46.7 million for fiscal 1997. The decline is due primarily to decreased unit sales of Macintosh product and the Company not having a product available for sale on the Windows NT platform until late in the year. Net sales from the Company's products running on the Macintosh platform declined in 1998 from 1997 due to lower unit sales as more customers opted to either wait until the Company introduces products running on the Windows NT platform or chose other products from the Company's competitors. Net sales from Platinum Support Services, the Company's technical support and service products, increased 52.7% to $7.2 million from $4.7 million for fiscal 1997 as new customers purchased support contracts and existing customers renewed their support contracts.

       Net sales from customers outside of the United States accounted for approximately 44% of net sales in both fiscal 1998 and fiscal 1997. The Company is continuing to develop its indirect distribution channels in the United States, Canada, Europe and Asia and currently anticipates that customers outside the United States will continue to account for a substantial portion of its net sales, and as a percentage of net sales, to remain approximately the same. No customer accounted for more than 10% of the Company's total net sales in fiscal 1998.

       Gross profit. The Company's gross profit decreased 11.1% to $24.4 million in fiscal 1998 from $27.5 million in fiscal 1997. In the first quarter of fiscal 1999, the Company reclassified certain costs associated with its Platinum support services. The Company now classifies these costs as part of cost of goods sold. The change in presentation had the affect of increasing cost of goods sold and reducing selling and marketing expenses by the same amount. Certain amounts in fiscal 1998 and fiscal 1997 have been reclassified to conform to the current year's presentation. Overall gross profit as a percentage of net sales decreased to 58.4% in fiscal 1998 from 58.9% in fiscal 1997. Gross profit as a percentage of net sales of products decreased to 53.0% in fiscal 1998 from 56.5% in fiscal 1997, while gross profit as a percentage of net sales of services increased to 84.2% in fiscal 1998 from 79.9% in fiscal 1998. The decrease in the gross profit as a percentage of net sales from products is due to a decrease in the average selling price for the Company's products.

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

       Selling and marketing. Selling and marketing expenses decreased 8.2% to $13.9 million in fiscal 1998 from $15.1 million in fiscal 1997. Selling expenses consist primarily of salaries and related benefits, commissions, travel, occupancy and depreciation. Marketing expenses consist primarily of salaries and related benefits, trade shows, seminars, advertising, sales literature and lead generation activities.

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


       Net income (loss). As a result of the above factors, the Company incurred a net loss for fiscal 1998 in the amount of ($8,051,000), or ($0.97) per share, compared to net income of $617,000, or $0.07 per share.


LIQUIDITY AND CAPITAL RESOURCES

       The Company has funded its operations to date primarily from public offerings of equity securities and cash flows from operations. As of November 30, 1999 the Company's principal sources of liquidity included cash and cash equivalents and marketable securities totaling approximately $28,400,000.

       During fiscal 1999, cash used in operating activities was approximately $653,000 compared to cash provided by operating activities of approximately $1,922,000 for the same period a year ago. Cash used in operations during fiscal 1999 resulted from increases in accounts receivable of $831,000, inventories of $511,000, prepaid expenses of $93,000, other assets of $69,000, reductions in accounts payable of $709,000, accrued expenses of $2,515,000 primarily related to the payment of certain consulting fees, deferred revenue of $855,000. Net cash provided by investing activities was approximately $2,947,000 in fiscal 1999 compared to approximately $957,000 for the same period a year ago. Cash provided by investing activities during 1999 was derived from the proceeds of sales of marketable securities, net of purchases of approximately $6,556,000. This was offset by approximately $1,571,000 of capital expenditures for equipment and purchased software for internal use, purchase of intangible assets of $147,000 and the acquisition of Terran Interactive, Inc. of $1,890,000. Cash provided by financing activities during 1999 was approximately $700,000 compared to $278,000 for the same period a year ago. In 1999, cash provided by financing activities resulted from the proceeds from the sale of treasury shares and stock plans of $990,000 and was partially offset by the repurchases of the Company's common stock of $290,000.

       The Company believes its existing cash balance, including cash equivalents and marketable securities, will be sufficient to meet the Company's cash requirements for at least the next twelve months.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Except for the historical information contained herein, the matters discussed in this Form 10-K are forward-looking statements, and are based on current expectations, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those expressed in such forward-looking statements. The risks and uncertainties associated with such statements include the following:

ACQUISITION RELATED RISKS. During fiscal year ended November 30, 1999, the Company completed the Terran acquisition. In addition, the Company has completed the acquisition of Wired, Inc. and has also signed a definitive agreement to acquire Digital Origin, Inc. The transaction is subject to the approval of the stockholders of Media 100 Inc. and Digital Origin, Inc. and other customary closing conditions. The Company anticipates the merger will be completed in the first half of calendar 2000. The Company's business and results of operations could be materially adversely affected in the event the Company fails to complete publicly announced acquisitions or to successfully integrate the business and operations of these acquisitions. The Company may continue in the future to acquire existing businesses, products, and technologies to enhance and expand its line of products. Such acquisitions may be material in size and in scope. There can be no assurance that the Company will be able to identify, acquire, or profitably manage additional business or successfully integrate any acquired businesses into the Company without substantial expenses, delays, or other operational or financial problems. Acquisitions involve a number of special risks and factors, including increasing competition for attractive acquisition candidates in the Company's markets, the technological enhancement and incorporation of acquired products into existing product lines and services, the assimilation of the operations and personnel of the acquired companies, failure to retain key acquired personnel, adverse short-term effects on reported operating results, the amortization of acquired intangible assets, the assumption of undisclosed liabilities of any acquired companies, the failure to achieve anticipated benefits such as cost savings and synergies, as well as the diversion of management's attention during the acquisition and integration process. Some or all of these special risks and factors may have a material adverse impact on the Company's business, operating results, and financial condition.

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

EMERGING MARKETS. The Company is targeting the emerging market of new Internet-based broadcasters that are building streaming media web sites and businesses and institutions that are adding Internet video to their web sites. This market and the products utilized by these users are relatively new. The Company's success in this emerging market will depend on the rate at which the market develops and the Company's ability to penetrate that market. In addition, in fiscal 2000, the Company plans to begin targeting consumers who are looking to edit video at low cost and without complication. The Company believes this market will grow rapidly in the future as consumers increase their purchases of DV camcorders that connect directly to personal computers. Using a DV camcorder, a home PC and the Internet, the Company believes consumers will be able to capture, edit and stream video simply and easily. The Company's future growth will depend, in part, on the rate at which consumers purchase DV camcorders and adopt editing and streaming technology. There can be no assurance that the use of digital video editing and streaming products, like the ones offered by the Company, will expand among existing users of video production processes or the market for new users. Any failure of the Company's products to achieve market acceptance in these markets, as a result of competition, technological change or other factors, could have a material adverse effect on the Company's business and operating results.

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

RAPID TECHNOLOGICAL CHANGE. The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's future success will depend in part upon its ability to enhance its existing products and to introduce new products and features in a timely manner to address customer requirements, respond to competitive offerings, adapt to new emerging industry standards and take advantage of new enabling technologies that could render the Company's existing products obsolete. The Company plan in fiscal 2000 is to continue its investment in research and development, in connection with the Company's development strategy. Any delay or failure of the Company in developing additional new products or features for existing products or any failure of such new products or features to achieve market acceptance, could have a material adverse effect on the Company's business and operating results.

COMPETITION. The market for the Company's products is highly competitive and characterized by pressure to reduce prices, incorporate new features and accelerate the release of new products. A number of companies currently offer products that compete directly or indirectly with the Company's products, including Accom, Inc., Apple Computer Inc., Avid Technology, Inc., Discreet (a division of Autodesk, Inc.), FAST Electronic GmbH, Matrox Electronic Systems Ltd., Pinnacle Systems, Inc., Real Networks Inc., and Sonic Foundry, Inc. In addition, the Company expects much larger vendors, such as Matsushita Electric Industrial Company Ltd., Microsoft Corporation, and Sony Corporation, to develop and introduce digital editing systems that may compete with the Company's products. Many of these current and potential competitors have greater financial, technical and marketing resources than the Company. As a result, such competitors may be able to develop products comparable to or superior to the Company's products, adapt more quickly than the Company to new technologies, evolving industry standards or customer requirements, or lower their product costs and thus be able to lower prices to levels at which the Company could not operate profitably, the occurrence of any of which could have a material adverse effect on the Company's business and operating results. In this regard, the Company believes that it will continue to experience competitive pressure to reduce prices, particularly for its high data rate systems. The Company has historically realized higher gross profit on the sale of its high data rate systems than its entry-level systems, and such continued competitive pricing pressure could result in lower sales and gross margin, which in turn could adversely affect the Company's operating results.

DEPENDENCE ON AND COMPETITION WITH APPLE COMPUTER, INC. As a competitor, Apple Computer, Inc. ("Apple") could, in the future, inhibits the Company's ability to develop its products that operate on the Macintosh platform. Additionally, new products and enhancements to existing products from Apple such as Final Cut Pro could cause customers to delay purchases of the Company's products or alter their purchase decision altogether. Furthermore, as the sole supplier of Macintosh computers, any disruption in the availability of these computers could cause customers to defer or alter their purchase of the Company's products. The Company relies on access to key information from Apple to continue development of its products and any failure to continue supplying the Company's engineers with this information could have a material adverse affect on the Company's business and financial results.

DEPENDENCE ON MICROSOFT CORPORATION. Many of the Company's products operate in the Windows environment and the Company's engineers depend upon access to information in advance from Microsoft Corporation ("Microsoft"). Any failure to continue supplying the Company's engineers with this information could have a material adverse affect on the Company's business and financial results.

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

RISKS OF THIRD-PARTY CLAIMS OF INFRINGEMENT. There has been substantial industry litigation regarding patent, trademark and other intellectual property rights involving technology companies. In the future, litigation may be necessary to enforce any patents issued to the Company or to enforce trade secrets, trademarks and other intellectual property rights owned by the Company, to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. For a description of certain pending litigation instituted against the Company, see
Item 3, Legal Proceedings and Note 7(b) to the Consolidated Financial Statements included herein. Any such litigation could be costly and a diversion of management's attention, which could adversely affect the Company's business, operating results and financial condition. Adverse determinations in any such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any of which could adversely affect the Company's business, operating results and financial condition.

DEPENDENCE ON RESELLERS. The Company relies primarily on its worldwide network of independent VARs to distribute and sell its content creation products to end-users. The Company's resellers generally offer products of several different companies, including in some cases products that are competitive with the Company's products. In addition, many of these VARs are small organizations with limited capital resources. There can be no assurance that the Company's resellers will continue to purchase the Company's products or provide them with adequate levels of support, or that the Company's efforts to expand its VAR network will be successful, any significant failure of which could have a material adverse effect on the Company's business and operating results.

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

INTERNET-BASED SALES. In fiscal 1999, the Company implemented e-commerce systems allowing customers to purchase the Company's products directly from its web site. Although the portion of revenue derived from its e-commerce web site was less than five percent in fiscal 1999, the Company anticipates revenue derived from its e-commerce web site to ramp up in fiscal 2000. There can be no assurances that the Company's customers will continue to purchase the Company's products from its web site or that the web site will not experience technical difficulties thereby causing customers to delay purchases. Any significant technical difficulties could have a material adverse effect on the Company's business and operating results.

DEPENDENCE ON KEY PERSONNEL. Competition for employees with the skills required by the Company is intense in the geographic areas in which the Company's operations are located. The Company believes that its future success will depend on its continued ability to attract and retain qualified employees, especially in research and development.

EURO CONVERSION. On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the euro. As of January 1, 2002, the transition to the euro will be complete. The Company has operations within the European Union and has prepared for the euro conversion. The Company does not expect the costs associated with the transition to be material. However, the overall effect of the transition to the euro may have a material adverse affect on the Company's business, financial condition and financial results.

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments. The Company is not a party to any derivative financial instruments or other financial instruments for which the fair value disclosure would be required under Statement of Financial Accounting Standards No. 107 DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS AND DERIVATIVE COMMODITY INSTRUMENTS ( SFAS No. 107). All of the Company's investments are in short-term, investment grade commercial paper, certificates of deposit and U.S. Government and agency securities that are carried at fair value on the Company's books. Accordingly, the Company believes that the market risk of such investments is minimal.

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

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The Company's financial statements, together with the auditors' report thereon, appear on pages F-1 through F-21 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.

                                    PART III

ITEM 10.            DIRECTORS AND OFFICERS OF THE REGISTRANT

       The Company will furnish to the Securities and Exchange Commission not later than 120 days after the close of its fiscal year ended November 30, 1999 a definitive Proxy Statement (the "Proxy Statement") for the Annual Meeting of Stockholders to be held in April 2000. The information required by this Item is incorporated herein by reference to "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

ITEM 14.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                    FORM 8-K

       The following documents are filed as part of this report:

                                                                                              PAGE
                                                                                              ----
       (a) (1)  Consolidated Financial Statements.

       MEDIA 100 INC. AND SUBSIDIARIES
         Report of Independent Public Accountants............................................    F-2
         Consolidated Balance Sheets as of November 30, 1999 and 1998........................    F-3
         Consolidated Statements of Operations for the Fiscal Years Ended
              November 30, 1999, 1998 and 1997...............................................    F-4
         Consolidated Statement of Stockholders' Equity for the Fiscal Years Ended
              November 30, 1999, 1998 and 1997...............................................    F-5
         Consolidated Statements of Cash Flows for the Fiscal Years Ended
              November 30, 1999, 1998 and 1997...............................................    F-6
         Notes to Consolidated Financial Statements..........................................    F-7

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

       10.2* 1986 Employee Stock Purchase Plan, as amended through April 14, 1999 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1999 and incorporated by reference herein).

       10.3* Key Employee Incentive Plan (1992), as amended through April 14, 1999 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1999 and incorporated by reference herein).

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

       10.10 Agreement and Plan of Merger and Reorganization, dated May 6, 1999 with Terran Interactive, Inc. (files as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1999 and incorporated by reference herein).

       10.11 Asset Purchase Agreement, dated December 17, 1999 with Wired, Inc. (files as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended November 30, 1999 and incorporated by reference herein).

       10.12 Agreement and Plan of Merger By and Among Media 100 Inc. and Digital Origin, Inc., dated December 28, 1999.

       10.13 OEM Development and License Agreement, dated December 28, 1999 with Digital Origin, Inc.

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

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Media 100 Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2000.

                                       Media 100 Inc.

                                       By: /s/  John A. Molinari
                                           --------------------------------
                                           John A. Molinari
                                           Chief Executive Officer and President

                                POWER OF ATTORNEY

       KNOW ALL MEN BY THESE PRESENTS that each of the undersigned officers and directors of Media 100 Inc., a Delaware corporation (the "Company"), hereby constitutes and appoints John A. Molinari and Steven D. Shea, and each of them, with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities (until revoked in writing) to sign the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1999, and any and all amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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



       SIGNATURE                             TITLE                                        DATE
       ---------                             -----                                        ----
/s/  John A. Molinari                 Chief Executive Officer, President           February 25, 2000
----------------------------------    and Director
John A. Molinari                      (Principal Executive Officer)


/s/ Steven D. Shea                    Vice President of Finance                    February 25, 2000
----------------------------------    and Treasurer
Steven D. Shea                        (Principal Financial Officer)


/s/ Maurice L. Castonguay             Director                                     February 25, 2000
----------------------------------
Maurice L. Castonguay


/s/  Roger W. Redmond                 Director                                     February 25, 2000
----------------------------------
Roger W. Redmond


/s/  Bruce Sachs                      Director                                     February 25, 2000
----------------------------------
Bruce Sachs


/s/ Paul J. Severino                  Director                                     February 25, 2000
----------------------------------
Paul J. Severino


                          INDEX TO FINANCIAL STATEMENTS


                                                                                                PAGE
MEDIA 100 INC. AND SUBSIDIARIES

       Report of Independent Public Accountants..............................................    F-2

       Consolidated Balance Sheets as of November 30, 1999 and 1998..........................    F-3

       Consolidated Statements of Operations for the Fiscal Years Ended
            November 30, 1999, 1998 and 1997.................................................    F-4

       Consolidated Statement of Stockholders' Equity for the Fiscal Years Ended
            November 30, 1999, 1998 and 1997.................................................    F-5

       Consolidated Statements of Cash Flows for the Fiscal Years Ended
            November 30, 1999, 1998 and 1997.................................................    F-6

       Notes to Consolidated Financial Statements............................................    F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Media 100 Inc.:

We have audited the accompanying consolidated balance sheets of Media 100 Inc. (a Delaware corporation) and subsidiaries as of November 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended November 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Media 100 Inc. and subsidiaries as of November 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1999, in conformity with accounting principles generally accepted in the United States.

                                                     ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 4, 2000

                         MEDIA 100 INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                 November 30,    November 30,
                                                                         1999            1998
                                                                --------------  --------------
                             ASSETS

Current assets:
          Cash and cash equivalents                                  $ 10,231         $ 7,249
          Marketable securities                                        18,169          25,185
          Accounts receivable, net of allowance for doubtful
             accounts of $402 in 1999 and $395 in 1998                  6,381           5,372
          Income tax refund receivable                                    149             280
          Inventories                                                   1,478             967
          Prepaid expenses                                                936             743
                                                                --------------  --------------
          Total current assets                                         37,344          39,796

Property and equipment, net                                             6,509           8,363
Intangible assets, net                                                  1,560               -
Other assets, net                                                         430             313
                                                                --------------  --------------
          Total assets                                               $ 45,843        $ 48,472
                                                                ==============  ==============

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
          Accounts payable                                            $ 1,892         $ 2,259
          Accrued expenses                                              7,509           9,692
          Deferred revenue                                              5,193           6,048
                                                                --------------  --------------
          Total current liabilities                                    14,594          17,999

Commitments and contingencies (Note 7)


Stockholders' equity:
          Preferred stock, $.01 par value,
             Authorized - 1,000,000 shares, none issued                     -               -
          Common stock, $.01 par value,
             Authorized - 25,000,000 shares
             Issued - 8,485,835 and 8,327,847 shares at
                November 30, 1999 and 1998, respectively
             Outstanding - 8,485,714 and 8,279,847 shares at
                November 30, 1999 and 1998, respectively                   85              83
          Capital in excess of par value                               41,452          40,917
          Accumulated deficit                                        (10,028)        (10,598)
          Treasury stock, at cost - 121 and 48,000 shares at
            November 30, 1999 and 1998                                      -           (163)
          Accumulated other comprehensive income (loss)                 (260)             234

                                                                --------------  --------------
          Total stockholders' equity                                   31,249          30,473
                                                                --------------  --------------
          Total liabilities and stockholders' equity                 $ 45,843        $ 48,472
                                                                ==============  ==============

The accompanying notes are an integral part of these consolidated financial statements.

                         MEDIA 100 INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

FISCAL YEARS ENDED NOVEMBER 30,                    1999            1998            1997
                                               ------------    ------------   -------------

Net sales:
   Products                                    $ 42,624        $ 34,597         $41,950
   Services                                       8,855           7,191           4,710
                                            ------------    ------------   -------------
Total net sales                                  51,479          41,788          46,660

Cost of sales                                    19,704          17,367          19,184

                                            ------------    ------------   -------------
     Gross profit                                31,775          24,421          27,476
                                            ------------    ------------   -------------
Operating expenses:
   Research and development                      13,074          16,414           8,508
   Selling and marketing                         14,208          13,870          15,115

   General and administrative                     4,225           3,810           4,330

   Amortization of intangible assets                231               -               -

   Acquired in-process research and
       development                                  430               -               -

   Restructuring expense                            424               -             526

                                            ------------    ------------   -------------
     Total operating expenses                    32,592          34,094          28,479
                                            ------------    ------------   -------------

     Operating loss                               (817)         (9,673)         (1,003)

Interest income                                   1,387           1,622           1,781

                                            ------------    ------------   -------------
Income (loss) from operations before
tax provision                                       570         (8,051)             778

Tax provision                                         -               -             161
                                            ------------    ------------   -------------

   Net income (loss)                             $  570       $ (8,051)          $  617
                                            ============    ============   =============

Basic earnings (loss) per share                  $  .07       $  (0.97)         $  0.07
                                            ============    ============   =============

Diluted earnings (loss) per share                $  .06       $  (0.97)         $  0.07
                                            ============    ============   =============

Weighted average common shares
outstanding:

 Basic                                            8,347           8,273           8,148
                                            ============    ============   =============
 Diluted                                          8,807           8,273           8,247
                                            ============    ============   =============

The accompanying notes are an integral part of these consolidated financial statements.

                         MEDIA 100 INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                               Common Stock                        Retained                   Accumulated
                                              $.01 Par Value        Capital in     Earnings/                     Other
                          Comprehensive    --------------------     Excess of    (Accumulated     Treasury   Comprehensive
                          Income (loss)      Shares      Amount     Par Value       Deficit)       Stock     Income (loss)
----------------------------------------------------------------------------------------------------------------------------
Balance, November 30,
1996                            -          8,087,884     $   81     $  40,035      $   9,826       $    -       $   123

Issuance of common
stock under stock
plans                           -            104,470           1          442              -            -             -

Dividend of Data
Translation II, Inc.
stock to stockholders           -                  -           -            -        (12,990)           -             -

Comprehensive Income:

   Net income                 617                  -           -            -            617            -             -

   Unrealized loss on
   available for sale
   securities                 (82)                 -           -            -              -            -           (82)

   Translation
   adjustment                (210)                 -           -            -              -            -          (210)
                          -------
Comprehensive income          325                  -           -            -              -            -             -
                          -------       -------------    ------     ---------      ---------       ------       -------
Balance, November 30,
1997                            -           8,192,354    $   82     $  40,477      $  (2,547)      $    -       $  (169)

Issuance of common stock
under stock plans               -             135,493         1           440              -            -             -

Purchase of treasury
stock                           -             (48,000)        -             -              -         (163)            -

Comprehensive loss:

     Net loss              (8,051)                  -         -             -         (8,051)           -             -

   Unrealized gain on
   available for sale
   securities                 353                   -         -             -              -            -           353

   Translation
   adjustment                  50                   -         -             -              -            -            50
                          -------
Comprehensive loss         (7,648)                  -         -             -              -            -             -
                          -------       -------------    ------     ---------      ---------       ------       -------

Balance, November 30,
1998                            -           8,279,847    $   83     $  40,917      $ (10,598)      $ (163)      $   234

Issuance of common stock
under stock plans               -             261,867         3           535              -          452             -

Purchase of treasury
stock                           -             (56,000)       (1)            -              -         (289)            -

Comprehensive income:

    Net income                570                   -         -             -            570            -             -

   Unrealized loss on
   available for sale
   securities                (482)                  -         -             -              -            -          (482)

   Translation
   adjustment                 (12)                  -         -             -              -            -           (12)
                          -------

Comprehensive income           76                   -         -             -              -            -             -
                          -------       -------------    ------     ---------      ---------       ------       -------
Balance, November 30,
1999                            -           8,485,714    $   85     $  41,452      $ (10,028)      $    -       $  (260)
                                        =============    ======     =========      =========       ======       =======

The accompanying notes are an integral part of these consolidated financial statements.

                         MEDIA 100 INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

------------------------------------------------------------------------------------------------
FISCAL YEARS ENDED NOVEMBER 30,                                    1999        1998        1997
------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                 $ 570    $(8,051)     $    617

Adjustments to reconcile net income (loss) from operations to net cash provided by (used in) operating activities:

   Depreciation and amortization                                  3,590      2,925         1,614
   Acquired in-process research and development                     430          -             -
   Amortization of acquisition-related intangible assets            231          -             -
   (Gain) loss on sale of marketable securities                     (22)       (81)           19

Changes in assets and liabilities,
excluding effects of acquisitions:
   Accounts receivable                                             (831)     2,317         3,976
   Income tax refund receivable                                     131       (280)            -
   Inventories                                                     (511)      (271)          777
   Prepaid expenses                                                 (93)         -          (175)
   Other assets                                                     (69)       280          (481)
   Accounts payable                                                (709)       306           (28)
   Accrued expenses                                              (2,515)     2,734         1,167
   Deferred revenue                                                (855)     2,043         1,852
                                                              -----------------------------------
Net cash (used in) provided by operating activities                (653)     1,922         9,338

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Terran Interactive, Inc., net of cash
  acquired                                                       (1,890)         -             -
Purchase of equipment                                            (1,572)    (3,184)       (7,251)
Purchase of intangible assets                                      (147)         -             -
Purchases of marketable securities                              (40,504)   (76,675)      (65,716)
Proceeds from sales of marketable securities                     47,060     80,816        64,706
                                                              -----------------------------------
Net cash provided by (used in) investing activities               2,947        957        (8,261)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock pursuant to stock plans      990        441           442
Purchase of treasury stock                                         (290)      (163)            -
                                                              -----------------------------------
Net cash provided by financing activities                           700        278           442

EFFECT OF EXCHANGE RATE CHANGES ON CASH                             (12)        50          (210)

NET INCREASE IN CASH AND CASH EQUIVALENTS                         2,982      3,207         1,309

CASH AND CASH EQUIVALENTS, beginning of period                    7,249      4,042         2,733
                                                              -----------------------------------
CASH AND CASH EQUIVALENTS, end of period                       $ 10,231    $ 7,249      $  4,042
                                                              ===================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes                                     $     13    $   349      $     92
                                                             ===================================

OTHER TRANSACTIONS NOT PROVIDING (USING) CASH:
Dividend of Data Translation II, Inc. stock to stockholders    $      -    $     -      $(12,990)
                                                               ========    =======      =========
Change in value of marketable securities                       $    482    $   353      $    (82)
                                                               ========    =======      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(SEE NOTE 3):
In connection with the acquisition of Terran Interactive, Inc., the following transaction occurred:

Fair value of assets acquired                                   $ 2,558           -           -
Liabilities assumed                                                 668           -           -
                                                             -----------------------------------
Cash paid for acquisition and acquisition costs                 $ 1,890           -           -
                                                             ===================================


The accompanying notes are an integral part of these consolidated financial statements.

                         MEDIA 100 INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  OPERATIONS

       Media 100 Inc., a Delaware corporation, (the "Company") develops, markets, sells, and supports digital video and web-based streaming media software and systems, or tools, that enable new Internet broadcasters and traditional broadcasters, corporate marketing professionals, and educators to create and deliver high-quality video programs quickly, easily, and with great creative flexibility. The Company markets and delivers its products to end users through its web sites as well as through a worldwide channel of specialized value-added resellers ("VARs") that sell, assemble, and install turnkey systems using personal computers, disk drives, and ancillary video equipment. Since the Company began first shipments of its products in 1993, it has shipped over 170,000 software applications and 25,000 systems to users in over 50 countries.

       In June 1999, the Company acquired Terran Interactive Inc. ("Terran") of Los Gatos, CA, a leading supplier of software tools for high quality Internet and DVD video. With this acquisition, the Company develops, markets, sells and supports software tools for streaming media for the Internet. In addition to delivering Terran's products to end users through the Company's worldwide channel of VARs and distributors, the Company sells the products acquired from the Terran acquisition direct to end users using the Company's telemarketing groups and its website. In connection with the acquisition, the Company paid $1,890,000 in cash for all outstanding shares of Terran's common stock. The acquisition was accounted for under the purchase method of accounting and is described further in Note 3.

       Subsequent to year-end, the Company entered into definitive agreements to acquire two additional companies (See Note 13).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of significant intercompany transactions and balances. These consolidated financial statements reflect the use of the following significant accounting policies, as described below and elsewhere in the notes to consolidated financial statements. These consolidated financial statements are prepared in accordance with generally accepted accounting principles.

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

                         MEDIA 100 INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b) Cash and Cash Equivalents and Marketable Securities (continued)

Marketable securities held as of November 30, 1999 and 1998 consist of the following (in thousands):

                                                           MATURITY                   1999         1998
                                                           --------                   ----         ----
Investments available for sale:
       U.S. Treasury Notes                              less than 1 year      $          -    $   1,535
       U.S. Treasury Notes                              1 - 5 years                  4,538        5,760
                                                                              -------------   -----------
          Total U.S. Treasury Notes                                                  4,538        7,295

       Municipal Bonds                                  less than 1 year             1,797        3,837
       Municipal Bonds                                  1 - 5 years                      -        1,067
                                                                              -------------   -----------
          Total Municipal Bonds                                                      1,797        4,904

       U.S. Agency Bonds                                less than 1 year                 -        4,298
       U.S. Agency Bonds                                1 - 5 years                  3,008        4,136
                                                                              -------------   -----------
          Total U.S. Agency Bonds                                                    3,008        8,434

       Money Market Instruments                         less than 1 year             3,689        3,395

       Corporate Obligations                            less than 1 year             4,042          516
       Corporate Obligations                            1 - 5 years                  4,784        6,847
                                                                              -------------   -----------
          Total Corporate Obligations                                                8,826        7,363

Total  Investments available for sale                                               21,858       31,391
Less:  Cash equivalents                                                             (3,689)      (6,206)
                                                                              -------------   -----------

Total marketable securities                                                   $     18,169    $  25,185
                                                                              =============   ===========

       Marketable securities had a cost of $18,380 and $24,914 at November 30, 1999 and 1998, respectively, and a market value of $18,169 and $25,185, respectively. To adjust the carrying amount of the November 30, 1999 and 1998 marketable securities portfolio to market value, an unrealized gain (loss) has been reflected as a separate component of stockholders' equity pursuant to the provisions of SFAS No. 115.

(c) Inventories

       Inventories at November 30, 1999 and 1998 are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following (in thousands):

                                                               1999            1998
                                                           -----------     -----------
Raw materials                                               $     556       $     230
Work-in-process                                                   424             336
Finished goods                                                    498             401
                                                           -----------     -----------
                                                            $    1,478      $     967
                                                           ===========     ===========

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

                                    DESCRIPTION                        USEFUL LIVES
                                    --------------------------------------------------------
                                    Machinery and equipment            3 to 5 years
                                    Purchased software                 3 to 5 years
                                    Furniture and fixtures             7 years
                                    Vehicles                           3 years
                                    Leasehold Improvements             Life of Lease

                         MEDIA 100 INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(e)  Property and equipment, net

       Property and equipment, net at November 30, 1999 and 1998 is stated at cost, less accumulated depreciation and amortization, and consists of the following (in thousands):

                                                       1999                  1998
                                               --------------      ----------------
          Machinery and equipment                $      8,212       $         7,174
          Purchased software                            4,162                 3,616
          Furniture and fixtures                        1,252                 1,240
          Vehicles                                         11                    12
          Leasehold improvements                        1,554                 1,482
                                                 -------------      ----------------
                                                 $     15,191       $        13,524
          Less accumulated depreciation and
          amortization                                 (8,682)               (5,161)
                                                 -------------      ----------------
                                                 $      6,509       $         8,363
                                                 =============      ================

(f) Intangible Assets

       Intangible assets consist of the following as of November 30, 1999 and 1998:

                                                            1999                      1998
                                                 ----------------      --------------------
          Patents and Trademarks                             169        $                -
          Acquired Technology                              1,560                         -
          Goodwill                                           101                         -
                                                 ----------------      --------------------
                                                  $        1,830        $                -
          Less accumulated amortization                    (270)                         -
                                                 ----------------      --------------------
                                                  $        1,560        $                -
                                                 ================      ====================

       The Company is amortizing goodwill and acquired technology related to the acquisition of Terran (See Note 3) using a straight-line method over 3 years, their estimated useful lives. Patents and trademarks are being amortized over periods ranging from 3 to 5 years, their estimated useful lives.

       The Company follows the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and Accounting Principles Board (APB) Opinion No. 17, INTANGIBLES ASSETS. SFAS No. 121 and APB No. 17 require that long-lived and intangible assets be reviewed for impairment. Any write-downs are to be treated as permanent reductions in the carrying amount of the assets and are determined based on fair value of the assets. The Company believes that the carrying values of its long-lived and intangible assets are realizable as of November 30, 1999.

(g)  Foreign Currency

       The financial statements of the Company's subsidiaries are translated from their functional currency into U.S. dollars using the current rate method in accordance with SFAS No. 52, FOREIGN CURRENCY TRANSLATION. Accordingly, assets and liabilities of the Company's foreign subsidiaries are translated at the rates of exchange in effect at year-end. Revenues and expenses are translated using exchange rates in effect during the year. Gains and losses from foreign currency translation are credited or charged to "Cumulative translation adjustment" included in stockholders' equity in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. The Company realized net foreign currency transaction gains (losses) of ($77,000), $81,000 and ($215,000) in 1999, 1998 and 1997, respectively.

                         MEDIA 100 INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(h)  Revenue Recognition

       In October 1997, the American Institute of Certified Public Accountants issued Statement of Position, "Software Revenue Recognition" (SOP 97-2). SOP 97-2 provides revised and expanded guidance on software revenue recognition and applies to all entities that earn revenue from licensing, selling and otherwise marketing computer software. The Company adopted the provisions of SOP 97-2 as of December 1, 1997. In 1999, SOP 97-2 was modified by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with respect to Certain Transactions". Neither the adoption of 97-2, nor the adoption of 98-9, had a material impact on the Company. Net sales are recognized following establishment of persuasive evidence of an arrangement, provided that the license fee is fixed and determinable, delivery of product has occurred via physical shipment or electronically, a determination has been made by management that collection is probable and the Company has no remaining obligations. The Company provides for estimated returns at the time of shipment. The Company recognizes maintenance revenue from the sale of post-contract support services ratably over the life of the contract.

 (i)  Net Income (Loss) Per Common Share

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

The following is a reconciliation of the shares used in the computation of basic and diluted earnings per share (in thousands):

----------------------------------------------------------------------------------------------------
FISCAL YEARS ENDED NOVEMBER 30,                                     1999          1998         1997
----------------------------------------------------------------------------------------------------
Basic net income - weighted average shares of common
   stock outstanding                                               8,347         8,273        8,148

Effect of potential common shares - stock options
   outstanding (unless antidilutive)                                 460             -           99
                                                           -----------------------------------------
Diluted net income - weighted average shares and
   potential common shares outstanding                             8,807         8,273        8,247
                                                           =========================================

       The Company excludes potentially dilutive securities from its diluted net income (loss) per share computation when either the exercise price of the securities exceeds the fair value of the Company's common stock or when the Company reported net losses and the effect of including such securities would be antidilutive. During fiscal year 1999, options to purchase approximately 234,000 weighted average shares of common stock were excluded because the options' exercise price was greater than the average market price of the common stock. Options to purchase approximately 1,032,000 weighted average shares of common stock were outstanding at November 30, 1998, but were not included in the computation of diluted net income (loss) per share as a result of their antidilutive effect due to the loss available to common stockholders. During fiscal year 1997, options to purchase approximately 1,022,000 weighted average shares of common stock were excluded because the options' exercise price was greater than the average market price of the common stock.

 (j)  Capitalized Software Development Costs

       The Company capitalizes certain computer software development costs. Capitalization of costs commences upon establishing technological feasibility. Capitalized costs, net of accumulated amortization, were approximately $29,000 and $89,000 as of November 30, 1999 and 1998, respectively, and are included in other assets. These costs are amortized on a straight-line basis over two years, which approximates the economic life of the product. Amortization expense, included in cost of sales in the accompanying consolidated statements of operations, was approximately $60,000, $60,000 and $80,000 in 1999, 1998 and 1997, respectively.

                         MEDIA 100 INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (k) Restructuring Expense

       In the third quarter of fiscal 1999, the Company implemented a restructuring plan to better align its organization with its corporate strategy. Substantially all of the restructuring charge of $424,000 relates to the elimination of approximately 12 employees across the following functions: research and development (4), selling and marketing (7) and general and administration (1). At November 30, 1999, approximately $232,000 of the accrued restructuring charge remained, which is entirely comprised of severance-related costs. The total cash impact of the restructuring amounted to approximately $424,000. The total cash paid as of November 30, 1999 was $192,000 and the remaining amount will be paid by the end of the first quarter in fiscal 2000.

       In the third quarter of fiscal 1997, the Company incurred restructuring expenses of $526,000 for severance and related costs associated with a reduction of the Company's workforce. All of these expenses have been paid as of the end of the Company's first quarter of fiscal 1998.

 (l)   Use of Estimates in the Preparation of Financial Statements

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

(m)      Concentration of Credit Risk and Significant Customers

      SFAS No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK, requires disclosure of any significant off-balance-sheet and credit risk such as foreign exchange contract, options contracts or other foreign hedging arrangements. The Company maintains its cash, cash equivalents and marketable securities with established financial institutions. The Company does not believe it has accounts receivable collection risk in excess of existing reserves. For the years ended November 30, 1999, 1998 and 1997, no customer accounted for more than 10% of the Company's total net sales.

(n) Single of Limited Source Suppliers

      The Company currently is dependent on single or limited source suppliers for several key components used in its products that have no ready substitutes, including various audio and video signal processing integrated circuits. These components are purchased through purchase orders from time to time. The Company generally does not carry significant inventories of these single or limited source components and has no guaranteed supply arrangements for them. Although there are a limited number of manufactures of the key components, management believes that the other suppliers could provide similar components on comparable terms. An extended interruption in its source of supply, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

(o) Recent Accounting Pronouncements

       In July 1997, the Financial Accounting Standards Board issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for public companies to report operating segment information in annual financial statements and requires those enterprises to report selected operating segment information in interim financial reports issued to shareholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company has adopted SFAS No. 131 in its fiscal 1999 annual consolidated financial statements (See Note 12).

(p)  Reclassifications

       Certain amounts in the prior years' financial statements have been reclassified to conform with the current year's presentation.

                         MEDIA 100 INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(q)      Financial Instruments

     The estimated fair values of the Company's financial instruments, which include cash equivalents, marketable securities, accounts receivable and accounts payable, approximate their carrying value.

3.       ACQUISITION OF TERRAN

       On June 28, 1999, the Company acquired Terran of Los Gatos, CA, a leading supplier of software tools for high quality Internet and DVD video. In connection with the acquisition, the Company paid $1,850,000 in cash for all outstanding shares of Terran's common stock. The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of Terran's operations and the fair market value of the acquired assets and assumed liabilities have been included in the financial statements of the Company as of the acquisition date. In connection with the acquisition, the purchase price could increase depending on Terran's net sales and operating income over the next two years. Any contingent payments based on meeting the earn-out conditions will be considered additional goodwill and amortized over the appropriate useful life.

       The aggregate purchase price consisted of the following (in thousands):

        DESCRIPTION                                              AMOUNT
        Cash                                                     $ 1,850
        Liabilities assumed                                          668
        Acquisition costs                                             40
                                                                 -------
               Total purchase price:                             $ 2,558
                                                                 -------

        The purchase price has been allocated to the acquired assets and assumed liabilities as follows (in thousands):

        Current assets                                           $   278
        Equipment and other assets                                   189
        Acquired technology                                        1,560
        In-process research and development                          430
        Goodwill                                                     101
                                                                 -------
                                                                 $ 2,558
                                                                 -------

       Amounts allocated to tangible and intangible assets, including acquired in-process research and development, were based on results of an independent appraisal. The amount allocated to developed technology is being amortized on a straight-line basis over an expected useful life of three years. In connection with the acquisition, the Company allocated $430,000 of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

       The Company allocated values to the in-process research and development based on an in depth assessment of the R&D projects. The value assigned to these assets were limited to significant research projects for which technological feasibility had not been established, including development, engineering and testing activities associated with the introduction of the acquired next-generation technologies.

       The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected

                         MEDIA 100 INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

trends in technology and the nature and expected timing of new product introductions by the Company and its competitors.

       The resulting net cash flows from such projects are based on management's estimates of revenues, cost of sales, research and development costs, selling, general and administrative costs, and income taxes from such projects. Aggregate revenues for Terran were estimated to grow at a compounded annual growth rate of approximately 60% through 2003, at which time revenue growth is expected to gradually decline to a normalized long-term growth rate.

       The nature of the efforts to develop the acquired in-process technologies into commercially viable products and services principally related to the completion of certain planning, designing, coding, prototyping, and testing activities that were necessary to establish that the developmental Terran technologies met their design specifications including functional, technical, and economic performance requirements. Anticipated completion dates ranged from 6 to 12 months, at which times the Company expected to begin selling the developed products. Development costs to complete the R&D were estimated at approximately $1.2 million.

       Terran's primary in-process R&D projects involved designing a technology and application platform for a next-generation Media Cleaner product and the development of new live broadcast software technologies. The estimated revenues for the in-process projects were expected to peak within two years of acquisition and then decline sharply as other new products and technologies are expected to enter the market.

       Operating expenses were estimated based on historical results and discussions with management regarding anticipated profit margin improvements. Due to purchasing power increases and general economies of scale, estimated operating expense as a percentage of revenues were expected to decrease after the acquisitions.

       The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the developmental projects, a discount rate of 35% was considered appropriate for the in-process R&D, and discount rates of 25% were appropriate for the existing products and technologies. These discount rates were commensurate with the Terran's stage of development and the uncertainties in the economic estimates described above.

       With respect to the acquired in-process technology, the calculations of value were adjusted to reflect the value creation efforts of Terran prior to the close of the acquisition. In doing so, consideration was given to each major project's stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the projected cost to complete the projects.

       Management's estimate of net cash flow was discounted to present value. The discount rate used in discounting the net cash flows from purchased in-process technology is 35%. In the selection of the appropriate discount rate, consideration was given to the Weighted Average Cost of Capital ("WACC"), which was determined, in part, by using the Capital Asset Pricing Model. The discount rate utilized for the in-process technology was higher than Media 100's WACC due to the inherent uncertainties in the financial forecasts, including the uncertainty surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of such technology and the uncertainty of technological advances that are unknown at this time.

       If these projects are not successfully developed the sales and profitability of the combined company may be adversely affected in future periods. Additionally, the value of other acquired intangible assets may become impaired.

       The following unaudited pro forma financial information presents the combined results of operations of Media 100 and Terran as if the acquisition occurred as of December 1, 1997. The pro forma data are presented for illustrative purposes only and are not necessarily indicative of the combined financial position or results of operations for future periods or the results that actually would have occurred had Media 100 and Terran been a

                         MEDIA 100 INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

combined company during the specified periods. The pro forma results include the effects of the amortization of acquisition-related intangible assets and exclude the charge for the purchased in-process technology.

    (IN THOUSANDS)                                                 1999                1998
                                                                ------------      ---------------
    Net sales                                                $       53,061    $          44,271

   Net income (loss)                                         $          237    $          (8,529)

   Net income (loss) per common share - basic                $         0.03    $           (1.03)
   Net income (loss) per common share - diluted              $         0.03    $           (1.03)

   Weighted average common share outstanding - basic                  8,347                8,273
   Weighted average common share outstanding - diluted                8,807                8,273

4.  STOCK OPTIONS

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

       In 1992, the Company adopted the 1992 Key Employee Incentive Plan (the "1992 Plan"). The number of shares of common stock reserved for issuance under the 1992 Plan is 2,200,000. Options granted pursuant to the 1992 Plan may, at the discretion of the Board, be incentive stock options as defined by the Internal Revenue Code. Subject to the provisions of the 1992 Plan, options granted are at a price as specified by the Board. The Board has, to date, issued options under the 1992 Plan at not less than 100% of fair market value. The options become exercisable at a rate of 25% per year beginning one year from the date of grant unless otherwise specified by the Board. The Board will determine when the options will expire, but in no event will the option period exceed ten years. No options may be granted under the 1992 Plan on or after February 29, 2002.

       Information concerning stock options for each of the three years ended November 30, 1999 follows:

                                                                                                  Weighted Average
                                              Number of                     Option                      Price
                                               Options                   Price Ranges                 per Share
--------------------------------------------------------------------------------------------------------------------
Outstanding at November 30, 1996                  1,215,830        $     1.73 -    16.91        $             10.20
                    Granted                         474,225              4.19 -    10.00                       8.48
                    Exercised                       (37,940)             1.73 -     4.72                       3.72
                    Expired/canceled               (504,189)             1.73 -    16.91                       9.93
--------------------------------------------------------------------------------------------------------------------
Outstanding at November 30, 1997                  1,147,926        $     1.73 -    16.91        $              9.80
                    Granted                       1,262,180              2.75 -     5.00                       3.72
                    Exercised                       (42,420)             1.73 -     4.29                       2.57
                    Expired/canceled               (978,570)             1.73 -    16.91                       8.54
--------------------------------------------------------------------------------------------------------------------
Outstanding at November 30, 1998                  1,389,116        $     2.68 -    15.48        $              5.34
                    Granted                         654,715              5.13 -    16.25                       6.26
                    Exercised                      (149,803)             3.22 -     4.29                       3.83
                    Expired/canceled               (167,180)             3.25 -    10.48                       4.46
--------------------------------------------------------------------------------------------------------------------
Outstanding at November 30, 1999                  1,726,848        $     2.68 -    16.25        $              5.91
====================================================================================================================
Exercisable at November 30, 1999                    534,065        $     2.68 -    15.48        $              6.73
====================================================================================================================
Exercisable at November 30, 1998                    389,453        $     2.68 -    15.48        $              6.79
====================================================================================================================
Exercisable at November 30, 1997                    315,204        $     1.73 -    16.91        $              5.31
====================================================================================================================
Available for grant at November 30, 1999             77,779
====================================================================================================================

                         MEDIA 100 INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The weighted average fair market value of the options as of the date of grant for the periods ended November 30, 1999, 1998 and 1997, is $6.10, $2.83, and $6.03, respectively.

       The Company also issues shares of common stock to employees pursuant to the terms of the 1986 Employee Stock Purchase Plan (the "Plan"). The Company has reserved 1,000,000 shares of common stock for issuance under the Plan, as amended. Effective July 1, 1995, employees who have worked for the Company for at least one month are eligible to participate in the Plan. The Plan allows participants to purchase common stock of the Company at 85% of the fair market value as defined. Under the Plan, the Company issued 112,064, 93,073 and 67,311 shares in fiscal years 1999, 1998 and 1997, respectively. At November 30, 1999, there were 294,194 shares available for issuance under the Plan.

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

FISCAL YEARS ENDED NOVEMBER 30,            1999                 1998                 1997
                                      ----------------    -----------------   -------------------
Risk-free interest rate........           4.6% - 6.0%          4.2% - 5.8%           6.0% - 6.1%
Expected dividend yield........                     -                    -                     -
Expected lives.................               6 years              6 years               6 years
Expected volatility............                152.0%                73.3%                 75.9%

       The table below presents pro forma net income (loss) and earnings per share, had compensation cost for the Company's stock-based employee compensation plans been determined using the provisions of SFAS No. 123 (in thousands, except per share amounts).

FISCAL YEARS ENDED NOVEMBER 30,                                      1999             1998             1997
                                                             -------------     ------------    -------------
Income (loss) from operations:
     As reported                                             $       570       $    (8,051)              617
     Pro forma                                               $      (953)      $    (9,157)             (153)
Income (loss) per share from operations:
Basic:
     As reported                                             $      0.07       $     (0.97)       $     0.07
     Pro forma                                               $     (0.11)      $     (1.11)       $    (0.02)
Diluted:
     As reported                                             $      0.06       $     (0.97)       $     0.07
     Pro forma                                               $     (0.11)      $     (1.11)       $    (0.02)

       Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation may not be representative of that to be expected in future years.

The following table summarizes information about options outstanding at November 30, 1999:

                                     Options Outstanding                               Options Exercisable
                  -----------------------------------------------------------  -------------------------------------
                                    Weighted Average      Weighted Average                       Weighted Average
   Range of          Number            Remaining           Exercise Price          Number         Exercise Price
Exercise Price     Outstanding      Contractual Life          per Share         Outstanding          per Share
----------------  --------------  ---------------------  --------------------  ---------------  --------------------
$2.68 - 3.57            321,518            4.4                  $2.93                  98,414         $2.90
    3.94                412,470            4.1                   3.94                 222,552          3.94
 4.25 - 5.56            319,799            6.5                   4.95                  36,175          4.25
 5.63 - 6.31            387,175            5.4                   5.73                  12,000          5.84
 9.25 - 16.25           285,886            2.6                  13.84                 164,924         13.40
                  --------------                                               ---------------
                      1,726,848                                                       534,065
                  ==============                                               ===============

                         MEDIA 100 INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In January 1998, the Company offered employees the opportunity to participate in an option-repricing program, pursuant to which each employee could elect to replace his or her then outstanding, options with new options on a one-for-one basis. The per share exercise price of the replacement options is $3.94. The replacement options are exercisable as follows: replacement options that were granted in exchange for exercisable old options become exercisable six months following the new grant date; replacement options that were granted in exchange for unexercisable old options become exercisable over four years from the new grant date, 12.5% six months following the new grant date and 6.25% quarterly thereafter; and all replacement options expire ten years after the new grant date. An aggregate of 694,810 options were granted in exchange for options cancelled in connection with this program. The option-repricing program resulted in a new measurement date for all options replaced. Since the new exercise price was equal to the fair market value of the Company's common stock on the new measurement date, the Company did not record any compensation cost in connection with this program.

5.  RETIREMENT PLAN

       In November 1985, the Company adopted an employee savings plan (the "Savings Plan") in compliance with Section 401(k) of the Internal Revenue Code. Effective April 1, 1995, the Savings Plan provides for annual Company contributions of up to 15% of the first 6% of total compensation per participant. Effective January 1, 1998, these contributions vest in full after a three-year period of service. Effective January 1, 1999, the Savings Plan was amended to provide for annual contributions of up to 40% of the first 6% of total compensation, with a maximum matching contribution of $3,000 annually. The Company's contributions to the Savings Plan were $203,000, $86,000 and $98,000 in 1999, 1998 and 1997, respectively.

       The Company does not provide postretirement benefits to any employees as defined under Statement of Financial Accounting Standards No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS.

6.  BANK FACILITIES

       The Company renewed an irrevocable standby letter of credit agreement for a sum not to exceed $196,808 effective April 1, 1999 and terminating March 31, 2000. This facility was entered into in connection with the lease of the Company's office and manufacturing facility (Note 7(a)). This letter of credit is automatically extended without amendment annually from the termination date, unless written notice is provided electing not to renew for any such additional period. Notwithstanding the above, this letter of credit expires on March 31, 2002.

7.  COMMITMENTS AND CONTINGENCIES

(a)  Commitments

       The Company's principal executive, engineering, manufacturing and sales operations occupy approximately 56,500 square feet in a leased facility located at 290 Donald Lynch Boulevard, Marlboro, Massachusetts. The lease for this facility terminates on March 31, 2002, but is renewable at the Company's option through March 31, 2007. Prior to moving into its current facility on May 2, 1997, the Company's operations occupied approximately 31,000 square feet in a facility which it shared with Data Translation, Inc. ("DTI") located in Marlboro, Massachusetts. Total rent expense including operating expenses pursuant to the lease agreement charged to operations with respect to the Company's current Marlboro facility for fiscal years 1999, 1998 and 1997 was $879,000, $822,000 and $542,000, and with respect to its former Marlboro facility was $527,000 for the fiscal year 1997. Rent expense with respect to the former Marlboro facility for fiscal 1997 reflected the Company's pro rata portion of the rental charges and operating expenses associated with that facility and the use by the Company of certain manufacturing equipment belonging to DTI. Rent expense including operating expenses pursuant to the lease agreement charged to operations for the consolidated Company for fiscal years 1999, 1998, and 1997 was $1,187,000, $999,000, and $1,249,000, respectively.

                         MEDIA 100 INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Future minimum lease payments, excluding operating costs, under all operating leases are as follows (in thousands):

FISCAL YEARS ENDING NOVEMBER 30,

                                                                     AMOUNT
          2000                                                         $959
          2001                                                          959
          2002                                                          579
          2003                                                          392
          2004                                                          350
----------------------------------------------------------------------------
          Total minimum lease payments                               $3,239
============================================================================

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

8.  INCOME TAXES

       The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets are as follows (in thousands):

----------------------------------------------------------------------------------------------------------------------------
FISCAL YEARS ENDED NOVEMBER 30,                                         1999               1998           1997
----------------------------------------------------------------------------------------------------------------------------
Net operating loss carryforwards                                    $     4,933      $     3,866  $          -
Other temporary differences, principally nondeductible accruals           1,662            3,112         1,587
Research and development credit carryforwards                             1,666            1,119           685
Acquired technology                                                        (624)               -             -
----------------------------------------------------------------------------------------------------------------------------
   Subtotal                                                               7,637            8,097         2,272
----------------------------------------------------------------------------------------------------------------------------
 Valuation allowance                                                     (7,637)          (7,873)       (1,768)
----------------------------------------------------------------------------------------------------------------------------
Net deferred tax assets                                             $         -      $       224  $        504
====================================================================================================================================

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

       The tax credit carryforwards expire at various dates through 2019. The Tax Reform Act of 1986 contains provisions that may limit the tax credit carryforwards available to be used in any given year in the event of significant changes in ownership, as defined.

                         MEDIA 100 INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The income (loss) from continuing operations before tax provision in the accompanying consolidated statements of operations consisted of the following (in thousands):

------------------------------------ ----------------- ----------------- -----------------
FISCAL YEARS ENDED NOVEMBER 30,                  1999              1998              1997
------------------------------------ ----------------- ----------------- -----------------
United States                                   $ 503         $ (8,039)             $ 792
Foreign                                            67              (12)               (14)
                                     ----------------- ----------------- -----------------
                                                $ 570         $ (8,051)             $ 778
                                     ================= ================= =================

       The income tax provision shown in the accompanying consolidated statements of operations consists of the following (in thousands):

--------------------------------------------------------------------------------------------------
FISCAL YEARS ENDED NOVEMBER 30,                        1999               1998               1997
--------------------------------------------------------------------------------------------------
 Federal:
 Current                                            $ (224)            $ (280)              $ 581
 Deferred                                                -                280                (504)
--------------------------------------------------------------------------------------------------
                                                          -                  -                 77
--------------------------------------------------------------------------------------------------
 State:
 Current                                                  -                  -                 24
 Deferred                                                 -                  -                  -
--------------------------------------------------------------------------------------------------
                                                          -                  -                 24
--------------------------------------------------------------------------------------------------
 Foreign - Current                                        -                  -                 60
--------------------------------------------------------------------------------------------------
                                                       $  -               $  -              $ 161
--------------------------------------------------------------------------------------------------

       The effective income tax rate varies from the amount computed using the statutory U.S. income tax rate as follows:

------------------------------------------------------------------------------------------------------
FISCAL YEARS ENDED NOVEMBER 30,                            1999              1998                1997
------------------------------------------------------------------------------------------------------
Tax provision (benefit) at statutory rate                  34.0%            (34.0)%              34.0%
Federal benefit from loss carryforward                        -                 -                   -
Utilization of research and development
  credits                                                     -                 -               (30.5)
State taxes                                                 6.0              (6.0)                3.1
Change in valuation allowance                             (40.0)             40.0                   -
Foreign taxes                                                 -                 -                 7.7
Tax credits                                                   -                 -                 1.8
Other permanent differences                                   -                 -                 4.5
------------------------------------------------------------------------------------------------------
                                                              -%                -%               20.6%
======================================================================================================

9.  ACCRUED EXPENSES

       Accrued expenses at November 30, 1999 and 1998 consist of the following (in thousands):

                                                  1999                    1998
                                         --------------          --------------
Payroll and payroll related taxes              $ 2,576                 $ 1,691
Accrued warranty                                   463                     463
Accrued product development                         40                   2,220
Accrued selling and marketing                      296                     878
Accrued legal and other                          4,134                   4,440
-------------------------------------------------------------------------------
                                                $7,509                  $9,692
===============================================================================

                         MEDIA 100 INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  VALUATION AND QUALIFYING ACCOUNTS

       The following table sets forth activity in the Company's accounts receivable reserve account (in thousands):

------------------------------------------------------------------------------------------------
                              Balance at    Charges to Cost and     Deductions      Balance at
                             Beginning of         Expense                             End of
                              Fiscal Year                                          Fiscal Year
------------------------------------------------------------------------------------------------
For the Fiscal Year Ended           $328                $187          $104                 $411
November 30, 1997
================================================================================================

For the Fiscal Year Ended           $411                $340          $356                 $395
November 30, 1998
================================================================================================
For the Fiscal Year Ended           $395                $154          $147                 $402
November 30, 1999

11.  SELECTED QUARTERLY INFORMATION (UNAUDITED)

Fiscal 1999 (in thousands, except per share amounts)        February 28           May 31        August 31        November 30
-----------------------------------------------------------------------------------------------------------------------------
Net sales                                                      $ 12,139         $ 12,537         $ 13,116           $ 13,687
Gross profit                                                   $  7,375         $  7,674         $  8,102           $  8,624
Net income (loss)                                              $   (689)        $    177         $   (172)          $  1,254
Net income (loss) per share - basic                            $  (0.08)        $    .02         $  (0.02)          $   0.15
Net income (loss) per share - diluted                          $  (0.08)        $    .02         $  (0.02)          $   0.14
Shares -  net income (loss) per share - basic                     8,294            8,300            8,342              8,454
Shares -  net income (loss) per share - diluted                   8,294            8,609            8,342              9,257
=============================================================================================================================

 Fiscal 1998 (in thousands, except per share amounts)       February 28           May 31        August 31        November 30
-----------------------------------------------------------------------------------------------------------------------------
Net sales                                                      $ 10,521         $  9,637         $ 10,124           $ 11,506
Gross profit                                                   $  6,428         $  5,878         $  6,173           $  7,076
Net income (loss)                                              $   (752)        $ (3,350)        $ (2,419)          $ (1,530)
Net income (loss) per share - basic                            $  (0.09)        $  (0.41)        $  (0.29)          $  (0.18)
Net income (loss) per share - diluted                          $  (0.09)        $  (0.41)        $  (0.29)          $  (0.18)
Shares -  net income (loss) per share - basic                     8,232            8,258            8,306              8,297
Shares -  net income (loss) per share - diluted                   8,232            8,258            8,306              8,297
=============================================================================================================================


12.  SEGMENT INFORMATION

         In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (SFAS No. 131). SFAS No. 131 establishes standards for public companies to report operating segment information in annual and interim financial statements filed with the SEC and shareholders effective for fiscal years beginning after December 15, 1997. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is composed of the Chief Executive Officer and members of senior management. The Company's reportable operating segments are internet tools, digital video systems and services.

                         MEDIA 100 INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Revenues are attributed to geographic areas based on where the customer is located. Segment information for the years November 30, 1999, 1998 and 1997 is as follows:

                                                                               Digital
                                           Internet                             Video
1997                                        Tools           Services           Systems          Corporate          Total
----                                      -----------     --------------    ---------------    ------------    ---------------
 Net sales from external customers     $           -   $          4,710  $          41,950  $            -  $          46,660
                                          ===========     ==============    ===============    ============    ===============
 Gross profit                                      -              3,764             23,712               -             27,476
                                          ===========     ==============    ===============    ============    ===============
 Depreciation                                      -                 42              1,572               -              1,614
                                          ===========     ==============    ===============    ============    ===============
 Restructuring                                     -                  -                  -             526                526
                                          ===========     ==============    ===============    ============    ===============
 Interest income                                   -                  -                  -           1,781              1,781
                                          ===========     ==============    ===============    ============    ===============
 Income taxes                          $           -   $              -  $               -  $          161  $             161
                                          ===========     ==============    ===============    ============    ===============
 1998
 ----
 Net sales from external customers     $           -   $          7,191  $          34,597  $            -  $          41,788
                                          ===========     ==============    ===============    ============    ===============
 Gross profit                                      -              6,057             18,364               -             24,421
                                          ===========     ==============    ===============    ============    ===============
 Depreciation                                      -                 40              2,885               -              2,925
                                          ===========     ==============    ===============    ============    ===============
 Interest income                       $           -   $              -  $               -  $        1,622  $           1,622
                                          ===========     ==============    ===============    ============    ===============
 1999
 ----
 Net sales from external customers     $       4,058   $          8,855  $          38,566  $            -  $          51,479
                                          ===========     ==============    ===============    ============    ===============
 Gross profit                          $       2,793   $          7,592  $          21,390  $            -  $          31,775
                                          ===========     ==============    ===============    ============    ===============
 Depreciation                                     20                 71              3,499               -              3,590
                                          ===========     ==============    ===============    ============    ===============
 Amortization of intangibles assets    $           -   $              -  $               -  $          231  $             231
                                          ===========     ==============    ===============    ============    ===============
  Acquired in-process research
  and development                                                                                      430                430
                                          ===========     ==============    ===============    ============    ===============
 Restructuring                         $           -   $              -  $               -  $          424  $             424
                                          ===========     ==============    ===============    ============    ===============
 Interest income                       $           -   $              -  $               -  $        1,387  $           1,387
                                          ===========     ==============    ===============    ============    ===============

       Interest income, restructuring, and income taxes are considered corporate level activities and are, therefore, not allocated to segments. Management believes transfers between geographic areas are accounted for on an arms length basis.

       Net sales by geographic area for the years ended November 30, 1999, 1998 and 1997 were as follows (in thousands):

                                                                1999                 1998               1997
                                                      ---------------    -----------------    ---------------
   United States                                              31,260  $            23,353  $          26,556
   United Kingdom, Sweden, Denmark and Norway                  5,169                4,168              3,710
   Germany, Austria and Switzerland                            2,825                2,168              1,812
   France, Spain and Benelux                                   3,475                2,822              2,274
   Japan                                                       2,072                1,440              2,274
   Other foreign countries                                     6,678                7,837             10,034
                                                      ---------------    -----------------    ---------------
                                                   $          51,479  $            41,788  $          46,660
                                                      ===============    =================    ===============

                         MEDIA 100 INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Long-lived tangible assets by geographic area were as follows for the years ended November 30, 1999, 1998 and 1997 were as follows (in thousands):

                                                                1999                 1998
                                                      ---------------      ---------------
   United States                                                6,151      $        7,935
   United Kingdom                                                 146                 186
   Germany                                                         97                  80
   Italy                                                           26                  54
   France                                                          89                 108
                                                      ---------------      ---------------
                                                      $         6,509      $         8,363
                                                      ===============      ===============


13.  SUBSEQUENT EVENTS

       On December 21, 1999, the Company completed its acquisition of Wired, Inc. Wired, Inc. is a fast-growing supplier of Moving Pictures Experts Group ("MPEG") streaming media production tools for the Internet and digital video disk ("DVD") authoring. In connection with the acquisition, the Company will pay $3,000,000 in cash for all outstanding shares of Wired, Inc. common stock. The first payment in the amount of $1,500,000 was paid upon completion of the acquisition and the remaining $1,500,000 to be paid on the first anniversary of the closing. In connection with the acquisition, the purchase price could increase depending on Wired's net sales and operating income over the next two years. Any contingent payments based on meeting the earn-out conditions will be considered additional goodwill and amortized over the appropriate useful life. The Company will treat the acquisition as a purchase for accounting purposes.

       On December 28, 1999, the Company announced it has entered into a definitive agreement to acquire Digital Origin, Inc. Digital Origin, Inc. is a leading developer of digital video editing and effects software applications designed to support the new low-cost, high-quality digital video ("DV") camcorders used for acquiring video for Internet applications. The Company expects that the merger will be completed as a pooling of interest for accounting purposes, and a tax-free transaction. Under the agreement, the Company will issue 0.5347 shares of its common stock for each share of Digital Origin, Inc. common stock. The transaction is subject to the approval of the stockholders of Media 100 Inc. and Digital Origin, Inc. and other customary closing conditions. The merger is expected to be completed in the Company's second fiscal quarter of 2000. In addition, the company entered into a non-exclusive, four year OEM development and license agreement with Digital Origin by which Media 100 will use Digital Origin's consumer level editing and effects software with the Company's Internet streaming media software in exchange for royalty payments.

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

       10.2* 1986 Employee Stock Purchase Plan, as amended through April 14, 1999 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1999 and incorporated by reference herein).

       10.3* Key Employee Incentive Plan (1992), as amended through April 14, 1999 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1999 and incorporated by reference herein).

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

       10.10 Agreement and Plan of Merger and Reorganization, dated May 6, 1999 with Terran Interactive, Inc. (files as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1999 and incorporated by reference herein).

       10.11 Asset Purchase Agreement, dated December 17, 1999 with Wired, Inc. (files as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended November 30, 1999 and incorporated by reference herein).

       10.12 Agreement and Plan of Merger By and Among Media 100 Inc. and Digital Origin, Inc., dated December 28, 1999.

       10.13 OEM Development and License Agreement, dated December 28, 1999 with Digital Origin, Inc.


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