Form 10-Q
period 2000-02-29
MEDIA 100 INC
filed 2000-04-14
CIK 713138

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended:    FEBRUARY 29, 2000

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                  For The Transition Period From ______ To ______

         Commission File Number: 0-14779
                                 -------

                                 MEDIA 100 INC.
        ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                    04-2532613
---------------------------------------------        ---------------------------
 (State or other jurisdiction of organization             (I.R.S. Employer
         or incorporation)                              Identification Number)


                           290 DONALD LYNCH BOULEVARD
                           MARLBOROUGH, MASSACHUSETTS
           ------------------------------------------------------------
                    (Address of principal executive offices)

                                   01752-4748
           ------------------------------------------------------------
                                   (Zip code)

                                 (508) 460-1600
           ------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes     X        No
                          ---------        ---------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, par value $.01 per share             8,760,463 shares
    --------------------------------------     ---------------------------------
                  Class                          Outstanding at March 31, 2000

                         MEDIA 100 INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q



                                                                                                 PAGE
                                                                                                 NUMBER

PART I - FINANCIAL INFORMATION
    ITEM 1      Consolidated Financial Statements:
                Consolidated Balance Sheets as of
                   February 29, 2000 and November 30, 1999                                          3

                Consolidated Statements of Operations for the three
                   months ended February 29, 2000 and  February 28, 1999                            4

                Consolidated Statements of Cash Flows for the three
                   months ended February 29, 2000 and February 28, 1999                             5

                Notes to Consolidated Financial Statements                                        6 - 12

    ITEM 2      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                           13 - 18

    ITEM 3      Quantitative and Qualitative Disclosures About Market Risk                          19

PART II - OTHER INFORMATION
    ITEM 1      Legal Proceedings                                                                   20

    ITEM 6      Exhibits and Reports on Form 8-K                                                    20

SIGNATURES                                                                                          21

EXHIBIT INDEX                                                                                       22

                         PART I - FINANCIAL INFORMATION
                   ITEM I - CONSOLIDATED FINANCIAL STATEMENTS
                         MEDIA 100 INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                                February 29,       November 30,
                                                                                                   2000               1999
                                                                                                ------------        -----------
ASSETS                                                                                          (unaudited)
Current assets:

               Cash and cash equivalents                                                         $  5,798           $ 10,231
               Marketable securities                                                               17,983             18,169
               Accounts receivable, net of allowance for doubtful
                 accounts of $376 in 2000 and $402 in 1999                                          7,101              6,381
               Income tax refund receivable                                                           149                149
               Inventories                                                                          3,497              1,478
               Prepaid expenses                                                                     1,140                936
                                                                                                 --------           --------
                    Total current assets                                                           35,668             37,344
Property and equipment, net                                                                         6,078              6,509
Intangible assets, net                                                                              3,797              1,560
Other assets, net                                                                                   1,522                430
                                                                                                 --------           --------

Total assets                                                                                     $ 47,065           $ 45,843
                                                                                                 ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:

               Accounts payable                                                                  $  2,217           $  1,892
               Accrued expenses                                                                     6,426              7,509
               Note payable                                                                         1,412               --
               Deferred revenue                                                                     5,111              5,193
                                                                                                 --------           --------
                    Total current liabilities                                                      15,166             14,594

Contingencies (Note 10)                                                                              --                 --

Stockholders' equity:

               Preferred stock                                                                       --                 --
               Common stock                                                                            86                 85
               Capital in excess of par value                                                      42,095             41,452
               Accumulated deficit                                                                 (9,920)           (10,028)
               Accumulated other comprehensive loss:
                 Cumulative translation adjustment                                                    (48)               (49)
                 Unrealized holding loss on
                  available for sale securities                                                      (314)              (211)
                                                                                                 --------           --------
                    Total stockholders' equity                                                     31,899             31,249
                                                                                                 --------           --------

Total liabilities and stockholders' equity                                                       $ 47,065           $ 45,843
                                                                                                 ========           ========


The accompanying notes are an integral part of these consolidated financial statements.

                         MEDIA 100 INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                                               Three Months Ended
                                                                         February 29,      February 28,
                                                                            2000               1999
                                                                          --------           --------
Net sales:
   Products                                                               $ 12,217           $ 10,004
   Services                                                                  2,265              2,135
                                                                          --------           --------
Total net sales                                                             14,482             12,139

Cost of sales                                                                5,732              4,764
                                                                          --------           --------
     Gross profit                                                            8,750              7,375

Operating expenses:

     Research and development                                                3,058              3,994
     Selling and marketing                                                   3,693              3,529
     General and administrative                                              1,234                933
      Amortization of intangible assets                                        275               --
      Acquired in-process research and
          development                                                          470               --
                                                                          --------           --------
        Total operating expenses                                             8,730              8,456
                                                                          --------           --------

     Operating income (loss)                                                    20             (1,081)

Interest income, net                                                           291                408
Other expense, net                                                            (173)               (16)
                                                                          --------           --------

     Income (loss) before tax provision                                        138               (689)

Tax provision                                                                   30               --
                                                                          --------           --------

    Net income (loss)                                                     $    108           $   (689)
                                                                          ========           ========


Basic net income (loss) per share                                         $   0.01           $  (0.08)
                                                                          ========           ========
Diluted net income (loss) per share                                       $   0.01           $  (0.08)
                                                                          ========           ========

Weighted average common and potential common shares outstanding:

 Basic                                                                       8,592              8,294
                                                                          ========           ========
 Diluted                                                                     9,672              8,294
                                                                          ========           ========



The accompanying notes are an integral part of these consolidated financial statements.

                         MEDIA 100 INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                                Three Months Ended
                                                                                         February 29,         February 28,
                                                                                             2000                 1999
                                                                                        ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                     $    108           $   (689)
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
                Depreciation and amortization                                                774                869
                Non-cash interest expense                                                     17               --
                Acquired in-process research and development                                 470               --
                Amortization of acquisition-related intangible assets                        275               --
                Gain on sale of marketable securities                                       --                   (8)
  Changes in assets and liabilities, excluding effects of acquisition:
                Accounts receivable                                                         (670)              (340)
                Inventories                                                               (1,841)            (1,165)
                Prepaid expenses                                                            (193)              (100)
                Accounts payable                                                              90               (150)
                Accrued expenses                                                          (1,146)              (554)
                Deferred revenue                                                             (82)              (618)
                                                                                        --------           --------
  Net cash used in operating activities                                                 $ (2,198)          $ (2,755)
                                                                                        --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
                Acquisition of Wired, Inc., net of cash acquired                          (1,487)              --
                Other assets                                                              (1,092)                16
                Purchases of equipment                                                      (281)              (695)
                Purchase of intangible assets                                               (103)              --
                Purchases of marketable securities                                        (7,292)           (12,257)
                Proceeds from sales of marketable securities                               7,375             12,479
                                                                                        --------           --------
  Net cash used in investing activities                                                 $ (2,880)          $   (457)
                                                                                        --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
                Proceeds from issuance of common stock pursuant to stock plans               644                209
                Purchase of treasury stock                                                  --                 (289)
                                                                                        --------           --------
  Net cash provided by (used in) financing activities                                   $    644           $    (80)
                                                                                        --------           --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                        1                (76)
NET DECREASE IN CASH AND CASH EQUIVALENTS                                               $ (4,433)          $ (3,368)
CASH AND CASH EQUIVALENTS, beginning of period                                            10,231              7,249
                                                                                        --------           --------
CASH AND CASH EQUIVALENTS, end of period                                                $  5,798           $  3,881
                                                                                        ========           ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                Cash paid for income taxes                                              $   --             $      1
                                                                                        ========           ========
OTHER TRANSACTIONS NOT USING CASH:
                Change in value of marketable securities                                $   (103)          $   (252)
                                                                                        ========           ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
  ACTIVITIES (see note 4):
Inconnection with the acquisition of Wired, Inc., the following non- cash transaction occurred:
Fair value of assets acquired                                                           $  3,180               --
Note payable                                                                              (1,395)              --
Liabilities assumed                                                                         (298)              --
                                                                                        --------           --------
Cash paid for acquisition and acquisition costs                                         $  1,487               --
                                                                                        ========           ========


The accompanying notes are an integral part of these consolidated financial statements.

                         MEDIA 100 INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (UNAUDITED, EXCEPT FOR NOVEMBER 30, 1999 AMOUNTS)


1.  Basis of Presentation

The accompanying interim consolidated financial statements include the accounts of Media 100 Inc. ("the Company"), a Delaware corporation, and its wholly owned subsidiaries. The interim financial statements are unaudited. However, in the opinion of management, the interim consolidated financial statements and disclosures reflect all adjustments necessary for fair presentation. Interim results are not necessarily indicative of results expected for a full year or for any other interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest audited financial statements, which are included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1999, filed with the Securities and Exchange Commission.

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

The Company develops, markets, sells, and supports digital video and web-based streaming media software and systems, or tools, that enable new Internet broadcasters and traditional broadcasters, corporate marketing professionals, and educators to create and deliver high-quality video programs quickly, easily, and with great creative flexibility. The Company markets and delivers its products to end users through its web sites as well as through a worldwide channel of specialized value-added resellers ("VARs") that sell, assemble, and install turnkey systems using personal computers, disk drives, and ancillary video equipment. Since the Company began first shipments of its products in 1993, it has shipped over 170,000 software applications and 25,000 systems to users in over 50 countries.

In June 1999, the Company acquired Terran Interactive Inc. ("Terran") of Los Gatos, CA, a leading supplier of software tools for high quality Internet and DVD video. Through Terran, the Company now offers powerful and easy-to-use solutions that optimize and compress dynamic media via the Web, broadband network, CD-ROM and DVD. In December 1999, the Company acquired Wired, Inc. ("Wired"). Wired is a supplier of Moving Pictures Experts Group ("MPEG") streaming media production tools for the Internet and digital video disk ("DVD") authoring (See Note 4). In addition to delivering Terran's and Wired's products to end users through the Company's worldwide channel of VARs and distributors, the Company sells the products acquired in the Terran and Wired acquisitions directly to end users using the Company's telemarketing groups and its website.

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

                         MEDIA 100 INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (UNAUDITED, EXCEPT FOR NOVEMBER 30, 1999 AMOUNTS)
                                   (Continued)

4.       Acquisitions

In December 1999, the Company acquired Wired. In connection with the acquisition, the Company will pay $3,000,000 in cash for all outstanding shares of Wired common stock. The first payment in the amount of $1,500,000 was paid upon completion of the acquisition and the remaining $1,500,000 will be paid on the first anniversary of the closing. The net present value of this latter payment has been recorded as a note payable at February 29, 2000. In connection with the acquisition, the purchase price could increase depending on Wired's net sales and operating income over the next two years. Any contingent payments based on meeting the earn-out conditions will be considered additional goodwill and amortized over the appropriate useful life. The Company has treated the acquisition as a purchase for accounting purposes.

The aggregate purchase price consisted of the following (in thousands):


        Description                                              Amount
        -----------                                              ------
        Cash                                                     $ 1,454
        Liabilities assumed                                          298
        Note payable                                               1,395
        Acquisition costs                                             33
                                                                 -------
               Total purchase price:                             $ 3,180
                                                                 -------

The purchase price has been allocated to the acquired assets as follows (in thousands):


        Current assets                                           $    239
        Equipment and other assets                                     38
        Developed technology                                          900
        In-process research and development                           470
        Goodwill                                                    1,533
                                                                  -------
                                                                  $ 3,180
                                                                  -------


Amounts allocated to tangible and intangible assets, including acquired in-process research and development, were based on results of an independent appraisal. The amount allocated to developed technology is being amortized on a straight-line basis over an expected useful life of three years. In connection with the acquisition, the Company allocated $470,000 of the purchase price to in-process research and development projects. These allocations represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

On December 28, 1999, the Company announced it had entered into a definitive agreement to acquire Digital Origin, Inc. The Company expects that the merger will be completed as a pooling of interest for accounting purposes, and a tax-free transaction. Under the agreement, the Company will issue 0.5347 shares of its common stock for each share of Digital Origin, Inc. common stock. The transaction is subject to the approval of the stockholders of the Company and Digital Origin, Inc. and other customary closing conditions. The merger is expected to be completed in the Company's second fiscal quarter of 2000. The Company entered into a non-exclusive, four year OEM development and license agreement with Digital Origin for consideration of $750,000 by which the Company will use Digital Origin's consumer level editing and effects software with the Company's Internet streaming media software in exchange for royalty payments. In addition, the Company incurred approximately $300,000 of acquisition-related charges during the first fiscal quarter. Both the acquisition-related charges and the consideration paid related to the OEM agreement have been included in other assets, net, in the accompanying consolidated balance sheets as of February 29, 2000.

                         MEDIA 100 INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (UNAUDITED, EXCEPT FOR NOVEMBER 30, 1999 AMOUNTS)
                                   (Continued)

5. Cash Equivalents and Marketable Securities

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

Marketable securities held as of February 29, 2000 and November 30, 1999 consist of the following (in thousands):


        Investments available for sale:                       Maturity          February 29,   November 30,
                                                                                    2000           1999
                                                                                ------------  -------------
        U.S. Treasury Notes                           less than 1 year          $   1,006     $     --
        U.S. Treasury Notes                           1 - 5 years                   3,473          4,538
                                                                                ---------     ----------
           Total U.S. Treasury Notes                                                4,479          4,538
        Municipal Bonds                               less than 1 year              1,794          1,797
        Municipal Bonds                               1 - 5 years                    --             --
                                                                                ---------     ----------
           Total Municipal Bonds                                                    1,794          1,797
        U.S. Agency Bonds                             less than 1 year              1,009           --
        U.S. Agency Bonds                             1 - 5 years                   2,985          3,008
                                                                                ---------     ----------
           Total U.S. Agency Bonds                                                  3,994          3,008
        Money Market Instruments                       less than 1 year             1,644          3,689
        Corporate Obligations                          less than 1 year             1,970          4,042
        Corporate Obligations                          1 - 5 years                  5,746          4,784
                                                                                ---------     ----------
           Total Corporate Obligations                                              7,716          8,826
        Total investments available for sale                                       19,627         21,858
        Less: cash and cash equivalents                                           (1,644)        (3,689)
                                                                                ---------     ----------
           Total marketable securities                                          $  17,983     $   18,169
                                                                                =========     ==========


Marketable securities had a cost of $18,297 and $18,380, and a market value of $17,983 and $18,169 at February 29, 2000 and November 30, 1999, respectively.

6.  Inventories

Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following (in thousands):


                                         February 29,      November 30,
                                             2000              1999
                                        ------------        -----------
           Raw materials             $          842      $         556
           Work-in-process                    1,210                424
           Finished goods                     1,445                498
                                        ------------        -----------
                                     $        3,497      $       1,478
                                        ============        ===========


Work-in-process and finished goods inventories include material, labor and manufacturing overhead. Management performs periodic reviews of inventory and disposes of items not required by their manufacturing plan.

                         MEDIA 100 INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (UNAUDITED, EXCEPT FOR NOVEMBER 30, 1999 AMOUNTS)
                                   (Continued)

7. Property and Equipment, net

Property and equipment, net, is stated at cost, less accumulated depreciation and amortization, and consists of the following (in thousands):


                                                                   February 29,      November 30,
                                                                        2000             1999
                                                                     ----------       -----------
       Machinery and equipment                                    $      8,532     $       8,212
       Purchased software                                                2,802             4,162
       Furniture and fixtures                                            1,252             1,252
       Vehicles                                                             11                11
       Leasehold improvements                                            1,554             1,554
                                                                     ----------       -----------
                                                                  $     14,151     $      15,191
       Less accumulated depreciation and amortization                  (8,073)           (8,682)
                                                                     ----------       -----------
                                                                  $      6,078     $       6,509
                                                                     ==========       ===========


8. Intangible Assets

Intangible assets consist of the following as of February 29, 2000 and November 30, 1999 (in thousands):


                                                                   February 29,     November 30,
                                                                       2000             1999
                                                                    ----------       ----------
       Patents and Trademarks                                     $        272     $        169
       Acquired Technology                                               2,460            1,560
       Goodwill                                                          1,634              101
                                                                     ----------       ----------
                                                                  $      4,366     $      1,830
       Less accumulated amortization                                     (569)            (270)
                                                                     ----------       ----------
                                                                  $      3,797     $      1,560
                                                                     ==========       ==========


Patents and trademarks are being amortized over periods ranging from three to five years, their estimated useful lives. The Company is amortizing goodwill and acquired technology related to the acquisitions of Terran and Wired using the straight-line method over three years, their estimated useful lives.

9.  Net Income (Loss) Per Common Share

Effective December 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (SFAS No. 128). In accordance with SFAS No. 128, basic net income (loss) per share is computed by using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed by using the weighted average number of common shares outstanding and potential common shares from the assumed exercise of stock options outstanding during the period, if any, using the treasury stock method.

                         MEDIA 100 INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (UNAUDITED, EXCEPT FOR NOVEMBER 30, 1999 AMOUNTS)
                                   (Continued)

The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share (in thousands):


                                                                                     Three months ended
                                                                                 February 29,   February 28,
                                                                                     2000           1999
                                                                                --------------- --------------
          Basic net income (loss)  - weighted average shares
              of common stock outstanding                                                8,592          8,294
          Effect of potential common shares - stock options
               outstanding (unless antidilutive)                                         1,080           --
                                                                                --------------- --------------
          Diluted net income (loss)  - weighted average shares
            and potential common shares outstanding                                      9,672          8,294
                                                                                =============== ==============
          Options not included in computation of diluted net
           income (loss) per share due to their antidilutive effect                         39            302
                                                                                =============== ==============


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

11. Capitalized Software Development Costs

The Company capitalizes certain computer software development costs. Capitalization of costs commences upon establishing technological feasibility. Capitalized costs, net of accumulated amortization, were approximately $29,000, as of February 29, 2000 and November 30, 1999, and are included in other assets. These costs are amortized on a straight-line basis over two years, which approximates the economic life of the product.

12. Income Taxes

The Company has provided for a tax provision in the first fiscal quarter of 2000 in the amount of $30,000 compared to no tax provision in 1999. The tax provision is based on the statutory tax rate, offset by the expected utilization of net operating loss carryforwards and tax credits available to the Company.

                         MEDIA 100 INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (UNAUDITED, EXCEPT FOR NOVEMBER 30, 1999 AMOUNTS)
                                   (Continued)

13.  Accrued Expenses

Accrued expenses at February 29, 2000 and November 30, 1999 consist of the following (in thousands):


                                                                          February 29,    November 30,
                                                                              2000            1999
                                                                           -----------     -----------
       Payroll and related taxes                                        $       1,548   $       2,576
       Accrued warranty                                                           463             463
       Accrued product development                                                 61              40
       Accrued selling and marketing                                              260             296
       Accrued legal and other                                                  4,094           4,134
                                                                           -----------     -----------
                                                                        $       6,426   $       7,509
                                                                           ===========     ===========


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

The components of the Company's comprehensive loss were as follows:


                                                                Three months ended
                                                           February 29,       February 28,
                                                               2000               1999
                                                            ------------     --------------
      Net income (loss)                                  $          108   $          (689)
      Cumulative translation adjustment                             (1)               (76)
      Unrealized holding loss on
         Available-for-sale securities                            (103)              (252)
                                                            ------------     --------------
      Total comprehensive income (loss)                  $            4   $        (1,017)
                                                            ============     ==============


15.  Segment Information

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

                         MEDIA 100 INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (UNAUDITED, EXCEPT FOR NOVEMBER 30, 1999 AMOUNTS)
                                   (Continued)

Revenues are attributed to geographic areas based on where the customer is located. Segment information for the quarters ended February 29, 2000 and February 28, 1999 is as follows:


                                                                               Digital
                                           Internet                             Video
FEBRUARY 29, 2000                           Tools           Services           Systems          Corporate          Total
-----------------

 Net sales from external customers     $       3,957   $          2,265  $           8,260  $       --      $          14,482
                                          ===========     ==============    ===============    ============    ===============

 Gross profit                                  2,601              1,994              4,155          --                  8,750
                                          ===========     ==============    ===============    ============    ===============

 Depreciation and amortization                    41                 18                715          --                    774
                                          ===========     ==============    ===============    ============    ===============

 Interest income, net                          --                 --                 --                291                291
                                          ===========     ==============    ===============    ============    ===============

 Income taxes                          $       --      $          --     $           --     $           30  $              30
                                          ===========     ==============    ===============    ============    ===============

FEBRUARY 28, 1999
-----------------

 Net sales from external customers     $       --      $          2,135  $          10,004  $        --     $          12,139
                                          ===========     ==============    ===============    ============    ===============

 Gross profit                                  --                 1,833              5,542           --                 7,375
                                          ===========     ==============    ===============    ============    ===============

 Depreciation and amortization                 --                    17                852           --                   869
                                          ===========     ==============    ===============    ============    ===============

 Interest income                       $       --      $          --     $           --     $          408  $             408
                                          ===========     ==============    ===============    ============    ===============



Interest income and income taxes are considered corporate level activities and are, therefore, not allocated to segments. Management believes transfers between geographic areas are accounted for on an arms length basis.

Net sales by geographic area for the quarters ended February 29, 2000 and February 28, 1999 were as follows (in thousands):


                                                       February 29,        February 28,
                                                           2000                1999
                                                      ---------------    -----------------
   United States                                               8,499  $             7,304
   United Kingdom, Sweden, Denmark and Norway                  1,321                1,258
   Germany, Austria and Switzerland                            1,014                  673
   France, Spain and Benelux                                     907                  816
   Japan                                                         746                  624
   Other foreign countries                                     1,995                1,464
                                                      ---------------    -----------------

                                                   $          14,482  $            12,139
                                                      ===============    =================


Long-lived tangible assets by geographic area for the quarters ended February 29, 2000 and November 30, 1999 consist of the following
(in thousands):


                                                       February 29,        November 30,
                                                           2000                1999
                                                      ---------------    -----------------
   United States                                               5,766  $             6,151
   United Kingdom                                                127                  146
   Germany                                                        85                   97
   Italy                                                          22                   26
   France                                                         78                   89
                                                      ---------------    -----------------

                                                   $           6,078  $             6,509
                                                      ===============    =================

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Overview

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements based on current expectations, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those expressed in such forward-looking statements. The risks and uncertainties associated with such statements have been described under the heading "Certain Factors That May Affect Future Results" in this Form 10-Q and the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1999.

The Company develops, markets, sells, and supports digital video and web-based streaming media software and systems, or tools, that enable new Internet broadcasters and traditional broadcasters, corporate marketing professionals, and educators to create and deliver high-quality video programs quickly, easily, and with great creative flexibility. The Company markets and delivers its products to end users through its web sites as well as through a worldwide channel of specialized value-added resellers ("VARs") that sell, assemble, and install turnkey systems using personal computers, disk drives, and ancillary video equipment. Since the Company began first shipments of its products in 1993, it has shipped over 170,000 software applications and 25,000 systems to users in over 50 countries.

In June 1999, the Company acquired Terran Interactive Inc. ("Terran") of Los Gatos, CA, a leading supplier of software tools for high quality Internet and DVD video. Through Terran, Media 100 now offers powerful and easy-to-use solutions that optimize and compress dynamic media via the Web, broadband network, CD-ROM and DVD. In December 1999, the Company acquired Wired, Inc. ("Wired"). Wired is a supplier of Moving Pictures Experts Group ("MPEG") streaming media production tools for the Internet and digital video disk ("DVD") authoring (See Note 4). In addition to delivering Terran's and Wired's products to end users through the Company's worldwide channel of VARs and distributors, the Company sells the products acquired in the Terran and Wired acquisitions directly to end users using the Company's telemarketing groups and its website.

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

Results of Operations

The following table shows certain consolidated statements of operations data as a percentage of net sales.


                                                                    Three months ended
                                                            February 29,          February 28,
                                                                2000                  1999
                                                           ---------------        --------------
         Net sales:
            Products                                                 84.4  %               82.4  %
            Services                                                 15.6                  17.6
                                                           ---------------        --------------
         Total net sales                                            100.0                 100.0
         Cost of sales                                               39.6                  39.2
                                                           ---------------        --------------
              Gross profit                                           60.4                  60.8
         Operating expenses:
              Research and development                               21.1                  32.9
              Selling and marketing                                  25.5                  29.1
              General and administrative                              8.5                   7.7
               Amortization of intangible assets                      1.9                     -
               Acquired in-process research and
                   development                                        3.3                     -
                                                           ---------------        --------------
                  Total operating expenses                           60.3                  69.7
             Operating income (loss)                                  0.1                 (8.9)
         Interest income, net                                         2.0                   3.4
         Other expense, net                                         (1.2)                 (0.2)
                                                           ---------------        --------------
                  Income (loss) before tax provision                  0.9                 (5.7)
         Tax provision                                                0.2                     -
                                                           ---------------        --------------
                  Net income (loss)                                   0.7  %              (5.7)  %
                                                           ===============        ==============


Comparison of First Fiscal Quarter of 2000 to First Fiscal Quarter of 1999

     Net sales. The Company's total net sales for the first fiscal quarter ended February 29, 2000 increased 19.3% to $14.5 million from $12.1 million for fiscal 1999. Net sales from products for the first fiscal quarter ended February 28, 1999 increased 22.2% to $12.2 million from $10.0 million for fiscal 1999. The increase in net sales from products is due primarily to Internet tool sales from the Company's wholly owned subsidiaries Terran and Wired. Internet tools sales increased to $4.0 million in the first fiscal quarter ended February 29, 2000 from $0 in fiscal 1999. The Company acquired Wired in December 1999 and had completed the acquisition of Terran in June 1999. The increase in Internet tool sales was offset by a decrease of $1.7 million in digital video sales to $8.3 million in the first fiscal quarter ended February 29, 2000 from $10.0 million in fiscal 1999. Net sales from services for the first fiscal quarter of 2000 increased 6.1% to $2.3 million from $2.1 million for fiscal 1999. The increase in net sales from services is due to new customers purchasing and existing customers renewing their support contracts.

       Gross profit. The Company's gross profit increased 18.6% to $8.7 million in the first fiscal quarter of 2000 from $7.4 million in fiscal 1999. Overall gross profit as a percentage of net sales decreased slightly to 60.4% in the first fiscal quarter of 2000 from 60.8% in fiscal 1999. Specifically, gross profit as a percentage of net product sales decreased slightly to 55.3% in the first fiscal quarter of 2000 from 55.4% in fiscal 1999, while gross profit as a percentage of net sales of services increased to 88.0% in the first fiscal quarter of 2000 from 85.9% in fiscal 1999.

       Research and development. Research and development expenses decreased 23.4% to $3.1 million in the first fiscal quarter of 2000 from $4.0 million in fiscal 1999. Research and development expenses consist primarily of salaries and related benefits, consultants, outside services, occupancy and depreciation. The Company currently anticipates research and development expenses will increase in absolute dollars in fiscal 2000 versus fiscal 1999 due to the acquisitions of Terran and Wired and the planned development of their products.

       Selling and marketing. Selling and marketing expenses increased 4.6% to $3.7 million in the first fiscal quarter of 2000 from $3.5 million in fiscal 1999. Selling expenses consist primarily of salaries and related benefits, commissions, travel, occupancy and depreciation. Marketing expenses consist primarily of salaries and related benefits, trade shows, seminars, advertising, sales literature and lead generation activities. The increase in selling and marketing expenses resulted primarily from the acquisition of Terran and the Company's promotion of the streaming media tools acquired as part of the transaction. The Company currently anticipates that its selling and marketing expenses will increase in absolute dollars in fiscal 2000 versus fiscal 1999 as the Company increases its focus on the Internet and the related support of the Company's promotion of its streaming media tools.

       General and administrative. General and administrative expenses increased 32.3% to $1.2 million in the first fiscal quarter of 2000 from $0.9 million in fiscal 1999. General and administrative expenses include the cost of human resources, finance, information technology, legal and other administrative functions of the Company. The increase in general and administrative expenses resulted primarily from increased personnel costs as a result of the acquisitions of Terran and Wired. The Company currently anticipates that its general and administrative expenses will increase in fiscal 2000 compared to fiscal 1999 in support of higher anticipated net sales.

       Amortization of intangible assets. The Company recorded an expense for the amortization of intangible assets of $275,000 in the first fiscal quarter of 2000 as a result of the acquisitions of Terran and Wired. There was no similar expense recorded in the first fiscal quarter of 1999.

       Acquired in-process research and development. In connection with the acquisition of Wired, the Company allocated $470,000 of the purchase price to in-process research and development projects. These allocations represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date. There was no similar expense recorded in the first fiscal quarter of 1999.

       Interest income, net. Interest income decreased 28.7% to $291,000 in the first fiscal quarter of 2000 from $408,000 in fiscal 1999. The decrease in interest income is due primarily to lower cash and cash equivalent balances in fiscal 2000 versus 1999. The Company currently anticipates interest income will decline in fiscal 2000 versus 1999 due to a reduction in cash early in fiscal year 2000 resulting from the acquisition of Wired and due to an additional cash payment due to the shareholders of Terran.

       Other expense, net. Other expense, net, increased 981.3% to $173,000 in the first fiscal quarter of 2000 from $16,000 in fiscal 1999. The increase is due primarily to foreign exchange losses on intercompany transactions with the Company's foreign subsidiaries.

       Tax provision. The Company has provided for a tax provision in the first fiscal quarter of 2000 in the amount of $30,000 compared to no tax provision in 1999. The tax provision is based on the statutory tax rate, offset by the expected utilization of net operating loss carryforwards and tax credits available to the Company.

       Net income (loss). As a result of the above factors, the Company had net income for the first fiscal quarter of 2000 in the amount of $108,000, or $0.01 per diluted share, compared to a net loss of ($689,000), or ($0.08) per share, in fiscal 1999.

 Liquidity and Capital Resources

The Company has funded its operations to date primarily from public offerings of equity securities and cash flows from operations. As of February 29, 2000, the Company's principal sources of liquidity included cash and cash equivalents and marketable securities totaling approximately $23,781,000.

For the three months ended February 29, 2000, cash used in operating activities was approximately $2,198,000 compared to approximately $2,755,000 for the same period a year ago. Cash used in operations, excluding the effects of the Wired acquisition, during the first three months of fiscal 2000 was due to increases in accounts receivable of $670,000, inventory of $1,841,000, prepaid expenses of $193,000, decreases in accrued expenses of $1,146,000 and deferred revenue of $82,000, offset by an increase in accounts payable of $90,000. Net cash used in investing activities was approximately $2,880,000 during the first three months of fiscal 2000, compared to approximately $457,000 for the same period a year ago. Cash used in investing activities during the three months ended February 29, 2000 was primarily for the initial payment for the purchase of Wired for $1,487,000, increase in other assets of $1,092,000, purchases of equipment of approximately $281,000, intangible assets of approximately $103,000 and marketable securities of approximately $7,292,000. This was offset by the net proceeds from sales of marketable securities of approximately $7,375,000. Cash provided by financing activities during the first three months of fiscal 2000 was approximately $644,000, compared to cash used in financing activities of $80,000 for the same period a year ago. Cash provided by financing activities of $644,000 in the first three months of fiscal 2000 came from proceeds from issuance of common stock pursuant to stock plans.

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

ACQUISITION RELATED RISKS. During the fiscal year ended November 30, 1999, the Company completed the Terran acquisition. During the first fiscal quarter of 2000, the Company completed the acquisition of Wired and has also signed a definitive agreement to acquire Digital Origin, Inc. The transaction is subject to the approval of the stockholders of the Company and Digital Origin, Inc. and other customary closing conditions. The Company anticipates the merger will be completed in the first half of calendar 2000. The Company's business and results of operations could be materially adversely affected in the event the Company fails to complete publicly announced acquisitions or to successfully integrate the business and operations of these acquisitions. The Company may continue in the future to acquire existing businesses, products, and technologies to enhance and expand its line of products. Such acquisitions may be material in size and in scope. There can be no assurance that the Company will be able to identify, acquire, or profitably manage additional business or successfully integrate any acquired businesses into the Company without substantial expenses, delays, or other operational or financial problems. Acquisitions involve a number of special risks and factors, including increasing competition for attractive acquisition candidates in the Company's markets, the technological enhancement and incorporation of acquired products into existing product lines and services, the assimilation of the operations and personnel of the acquired companies, failure to retain key acquired personnel, adverse short-term effects on reported operating results, the amortization of acquired intangible assets, the assumption of undisclosed liabilities of any acquired companies, the failure to achieve anticipated benefits such as cost savings and synergies, as well as the diversion of management's attention during the acquisition and integration process. Some or all of these special risks and factors may have a material adverse impact on the Company's business, operating results, and financial condition.

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

COMPETITION. The market for the Company's products is highly competitive and characterized by pressure to reduce prices, incorporate new features and accelerate the release of new products. A number of companies currently offer products that compete directly or indirectly with the Company's products, including Accom, Inc., Apple Computer Inc. ("Apple"), Avid Technology, Inc., Discreet (a division of Autodesk, Inc.), FAST Electronic GmbH, Matrox Electronic Systems Ltd., Pinnacle Systems, Inc., Real Networks Inc., and Sonic Foundry, Inc. In addition, the Company expects much larger vendors, such as Matsushita Electric Industrial Company Ltd., Microsoft Corporation, and Sony Corporation, to develop and introduce digital editing systems that may compete with the Company's products. Many of these current and potential competitors have greater financial, technical and marketing resources than the Company. As a result, such competitors may be able to develop products comparable to or superior to the Company's products, adapt more quickly than the Company to new technologies, evolving industry standards or customer requirements, or lower their product costs and thus be able to lower prices to levels at which the Company could not operate profitably, the occurrence of any of which could have a material adverse effect on the Company's business and operating results. In this regard, the Company believes that it will continue to experience competitive pressure to reduce prices, particularly for its high data rate systems. The Company has historically realized higher gross profit on the sale of its high data rate systems than its entry-level systems, and such continued competitive pricing pressure could result in lower sales and gross margin, which in turn could adversely affect the Company's operating results.

DEPENDENCE ON AND COMPETITION WITH APPLE COMPUTER, INC. As a competitor, Apple could, in the future, inhibit the Company's ability to develop its products that operate on the Macintosh platform. Additionally, new products and enhancements to existing products from Apple such as Final Cut Pro could cause customers to delay purchases of the Company's products or alter their purchase decision altogether. Furthermore, as the sole supplier of Macintosh computers, any disruption in the availability of these computers could cause customers to defer or alter their purchase of the Company's products. The Company relies on access to key information from Apple to continue development of its products and any failure to continue supplying the Company's engineers with this information could have a material adverse affect on the Company's business and financial results.

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

RISKS OF THIRD-PARTY CLAIMS OF INFRINGEMENT. There has been substantial industry litigation regarding patent, trademark and other intellectual property rights involving technology companies. In the future, litigation may be necessary to enforce any patents issued to the Company or to enforce trade secrets, trademarks and other intellectual property rights owned by the Company, to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. For a description of certain pending litigation instituted against the Company, see
Note 10 to the Consolidated Financial Statements included herein. Any such litigation could be costly and a diversion of management's attention, which could adversely affect the Company's business, operating results and financial condition. Adverse determinations in any such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any of which could adversely affect the Company's business, operating results and financial condition.

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

Primary Market Risk Exposures. The Company's primary market risk exposures are in the area of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company's business in Europe is conducted in local currency. In Asia, business is conducted in US currency. In addition, the Company sells products to its foreign subsidiaries in transaction denoted in US currency. The Company's foreign subsidiaries are therefore exposed to foreign exchange fluctuations on US currency-denominated intercompany payables to the Company. The Company has no foreign exchange contracts, option contracts or other foreign hedging arrangements.

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

b)  Reports on Form 8-K

The following report on 8-K was filed during the first quarter of fiscal year 2000:

         Form 8-K dated January 14, 2000 consisting of the following: Item 5. Other Events (Press Release) and Item 7. Exhibits (Exhibit 99 - Press Release), relating to a press release announcing the Company's intention to acquire Digital Origin, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Media 100 Inc.




Date:    April 14, 2000        By:  /s/ Steven D. Shea
                                  --------------------
                                  Steven D. Shea
                                  Vice President of  Finance and
                                  Treasurer
                                  (Principal Financial Officer)

                                  EXHIBIT INDEX


             NUMBER               DESCRIPTION
             ------               -----------

              27             Financial Data Schedule