Form 10-Q
period 2000-05-31
MEDIA 100 INC
filed 2000-07-17
CIK 713138

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

         /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended:    May 31, 2000
                                                     ------------

         / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                  For The Transition Period From_______To______

         Commission File Number: 0-14779
                                 -------

                                 MEDIA 100 INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                     04-2532613
  ---------------------------------                   ----------------------
  (State or other jurisdiction                        (I.R.S. Employer
  of organization or incorporation)                   Identification Number)

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

                Yes     X                 No
                    ---------                 ---------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, par value $.01 per share           12,080,568 shares
  --------------------------------------     ----------------------------
                 Class                       Outstanding at June 30, 2000

                         MEDIA 100 INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                   PAGE
                                                                                                  NUMBER
                                                                                                  ------
PART I - FINANCIAL INFORMATION
    ITEM 1      Consolidated Financial Statements:
                Consolidated Balance Sheets as of
                   May 31, 2000 and November 30, 1999                                               3

                Consolidated Statements of Operations for the three and
                   six months ended May 31, 2000 and May 31, 1999                                   4

                Consolidated Statements of Cash Flows for the six
                   months ended May 31, 2000 and May 31, 1999                                     5 - 6

                Notes to Consolidated Financial Statements                                        7 - 15

    ITEM 2      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                           16 - 23

    ITEM 3      Quantitative and Qualitative Disclosures about Market Risk                          23


PART II - OTHER INFORMATION
    ITEM 1      Legal Proceedings                                                                   24

    ITEM 2      Change in Securities and Use of Proceeds                                            24

    ITEM 4      Submission of Matters to a Vote of Security Holders                              24 - 25

    ITEM 6      Exhibits and Reports on Form 8-K                                                    25

SIGNATURES                                                                                          26

EXHIBIT INDEX                                                                                    27 - 28


                         PART I - FINANCIAL INFORMATION

                         MEDIA 100 INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)


                                                                                                   May 31,          November 30,
                                                                                                    2000                1999
                                                                                             -----------------  -----------------
ASSETS
Current assets:
               Cash and cash equivalents                                                     $           9,321  $          13,858
               Marketable securities                                                                    16,329             18,169
               Accounts receivable, net of allowance for doubtful
                 accounts of $4,151 in 2000 and $4,160 in 1999                                           8,791              8,376
               Inventories                                                                               4,932              1,689
               Prepaid expenses                                                                          1,612              1,246
                                                                                             -----------------  -----------------
                    Total current assets                                                                40,985             43,338

Property and equipment, net                                                                              6,948              7,235
Intangible assets, net                                                                                   6,026              1,560
Other assets, net                                                                                        1,733                605
                                                                                             -----------------  -----------------
Total assets                                                                                 $          55,692  $          52,738
                                                                                             =================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
               Accounts payable                                                              $           4,415  $           4,683
               Accrued expenses                                                                         11,999             10,532
               Note payable                                                                              1,439                  -
               Deferred revenue                                                                          5,224              5,193
                                                                                             -----------------  -----------------
                    Total current liabilities                                                           23,077             20,408

Contingencies (Note 10)

Stockholders' equity:
               Preferred stock                                                                               -                  -
               Common stock                                                                                121                115
               Capital in excess of par value                                                          215,280            210,839
               Accumulated deficit                                                                    (182,455)          (178,418)
               Accumulated other comprehensive income (loss):
                 Cumulative translation adjustment                                                           3                  5
                 Unrealized holding loss on available for sale securities                                 (334)              (211)
                                                                                             -----------------  -----------------

                    Total stockholders' equity                                                          32,615             32,330
                                                                                             -----------------  -----------------

Total liabilities and stockholders' equity                                                   $          55,692  $          52,738
                                                                                             =================  =================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         MEDIA 100 INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                   (unaudited)


                                                         Three Months Ended May 31,               Six Months Ended May 31,
                                                          2000                1999               2000                 1999
                                                    --------------      -------------      ---------------    -----------------
  Net sales:
     Products                                       $       18,277      $      13,329      $        33,932    $          25,871
     Services                                                2,300              2,137                4,565                4,272
                                                    --------------      -------------      ---------------    -----------------
  Total net sales                                           20,577             15,466               38,497               30,143

  Cost of sales                                              8,358              5,979               15,894               11,737
                                                    --------------      -------------      ---------------    -----------------

       Gross profit                                         12,219              9,487               22,603               18,406
                                                    --------------      -------------      ---------------    -----------------

  Operating expenses:
       Research and development                              3,961              3,755                7,609                8,425
       Selling and marketing                                 5,516              4,742               10,643                9,194
       General and administrative                            2,411              1,702                4,963                3,354
       Amortization of intangible assets                       563                  -                  836                    -
       Acquired in-process research
           and development                                       -                  -                  470                    -
       Merger related costs                                  2,007                  -                2,007                    -
                                                    --------------      -------------      ---------------    -----------------
          Total operating expenses                          14,458             10,199               26,528               20,973
                                                    --------------      -------------      ---------------    -----------------

       Operating loss                                       (2,239)              (712)              (3,925)              (2,567)

  Interest income, net                                         275                339                  591                  676
  Other income (expense), net                                 (152)             1,633                 (171)               5,254
                                                    --------------      -------------      ---------------    -----------------

       Income (loss) before tax provision                   (2,116)             1,260               (3,505)               3,363

  Tax provision                                                  -                  -                   30                    -
                                                    --------------      -------------      ---------------    -----------------

       Net income (loss)                            $      (2,116)      $       1,260      $       (3,535)    $           3,363
                                                    =============       =============      ==============     =================

  Net income (loss) per share:
     Basic                                          $        (.18)      $         .11      $         (.30)    $             .30
                                                    =============       =============      ==============     =================

     Diluted                                        $        (.18)      $         .11      $         (.30)    $             .29
                                                    =============       =============      ==============     =================

  Weighted average common shares outstanding:
     Basic                                                 11,991              11,254              11,807                11,251
                                                    =============       =============      ==============     =================

    Diluted                                                11,991              11,669              11,807                11,600
                                                    =============       =============      ==============     =================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         MEDIA 100 INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                          Six Months Ended May 31,
                                                                                            2000          1999
                                                                                          --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                       $ (3,535)     $  3,363
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
                Depreciation and amortization                                                1,771         1,822
                Non-cash interest expense                                                       44             -
                Acquired in-process research and development                                   470             -
                Amortization of acquisition-related intangible assets                          836             -
                Loss on disposition of fixed asset                                               6             -
                Gain on the sale of the Color Server Group and other assets to                   -        (2,485)
                   Splash
                Gain on monitor license and sale of other assets to KDS                          -        (2,135)
                Gain on sale of marketable securities                                            -           (16)
  Changes in Assets and Liabilities, excluding effects of acquisitions:
                Accounts Receivable                                                         (1,401)         (960)
                Inventories                                                                 (2,615)         (364)
                Prepaid expenses                                                              (358)          (31)
                Accounts payable                                                               399          (471)
                Accrued expenses                                                               175        (3,133)
                Deferred revenue                                                                31        (2,569)
                                                                                          --------      --------
  Net cash used in operating activities                                                   $ (4,177)     $ (6,979)
                                                                                          --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
                Acquisition of Wired, Inc., net of cash acquired                            (1,487)            -
                Acquisition of 21st Century Media Inc., net of cash acquired                  (481)            -
                Purchases of property and equipment                                         (1,058)       (1,096)
                Other assets                                                                (1,162)         (120)
                Purchase of intangible assets                                                 (174)            -
                Net proceeds on the sale of the Color Server Group and other assets              -         2,485
                   to Splash
                Note Receivable                                                                  -         2,100
                Net proceeds from the monitor license and sale of other assets to KDS            -         2,135
                Purchases of marketable securities                                         (14,310)      (22,407)
                Proceeds from sales of marketable securities                                16,027        26,079
                                                                                          --------      --------
  Net cash provided by (used in) investing activities                                     $ (2,645)     $  9,176
                                                                                          --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:

                Proceeds from short term borrowings, net                                         -        (1,340)
                Proceeds from issuance of common stock pursuant to stock plans               3,770           289
                Purchase of treasury stock                                                       -          (236)
                                                                                          --------      --------
  Net cash provided by (used in) financing activities                                     $  3,770      $ (1,287)
                                                                                          --------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                         (2)         (185)
NET DECREASE IN CASH DURING EXCLUDED PRE-MERGER PERIOD (Note 4b)                            (1,483)            -
                                                                                          --------      --------

NET (DECREASE)  INCREASE IN CASH AND CASH EQUIVALENTS                                     $ (4,537)     $    725

CASH AND CASH EQUIVALENTS, beginning of period                                              13,858         7,849
                                                                                          --------      --------

CASH AND CASH EQUIVALENTS, end of period                                                  $  9,321      $  8,574
                                                                                          ========      ========



                                                                                         Six Months Ended May 31,
                                                                                            2000         1999
                                                                                            ----         ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                                                    1             2
                                                                                          ========      ========
   Cash paid for interest                                                                 $      -      $     55
                                                                                          ========      ========
OTHER TRANSACTIONS NOT USING CASH:
   Decrease in value of marketable securities                                             $   (123)     $   (364)
                                                                                          ========      ========



                                                                                         Six Months Ended May 31,
                                                                                            2000         1999
                                                                                            ----         ----
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

Inconnection with the acquisition of Wired, Inc., the following non-cash transaction occurred:
Fair value of assets acquired                                                             $  3,180      $      -
Cash paid for acquisition and acquisition costs                                              1,487
                                                                                          --------      --------
Note payable and liabilities assumed                                                      $  1,693      $      -
                                                                                          ========      ========

In connection with the acquisition of 21st Century Media, LLC, the following non-cash transaction occurred:
Fair value of assets acquired                                                             $  1,130      $      -
Cash paid for acquisition and acquisition costs                                                481
                                                                                          ========      ========
Common stock issued and liabilities assumed                                               $    649      $      -
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

The Company develops, markets, sells, and supports digital video and web-based streaming media software and systems, or tools, that enable new Internet broadcasters and traditional broadcasters, corporate marketing professionals, and educators to create and deliver high-quality video programs quickly, easily, and with great creative flexibility. The Company markets and delivers its products to end users through its web sites as well as through a worldwide channel of specialized value-added resellers ("VARs") that sell, assemble, and install turnkey systems using personal computers, disk drives, and ancillary video equipment. Since the Company began first shipments of its products in 1993, it has shipped over 300,000 software applications and 26,000 systems to users in over 50 countries.

In June 1999, the Company acquired Terran Interactive Inc. ("Terran"), a leading supplier of software tools for high quality Internet and DVD video. Through Terran, the Company now offers powerful and easy-to-use solutions that optimize and compress dynamic media via the Web, broadband networks, CD-ROM and DVD. In December 1999, the Company acquired Wired, Inc. ("Wired"), a supplier of Moving Pictures Experts Group ("MPEG") streaming media production tools for the Internet and digital video disk ("DVD") authoring (see Note 4). In addition to delivering Terran's and Wired's products to end users through the Company's worldwide channel of VARs and distributors, the Company sells the products acquired in the Terran and Wired acquisitions directly to end users using the Company's telemarketing groups and its websites.

In April 2000, the Company acquired 21st Century Media, LLC ("21st Century Media"), a leading provider of encoding, hosting, webcasting, and interactive production services (See Note 4). Subsequent to the end of the quarter, the Company announced it completed the acquisition of J2 Digital Media, Inc. ("J2 Digital Media"), another encoding, hosting and streaming media services provider. After this acquisition, J2 Digital Media Inc.'s operations were combined with the operations of 21st Century Media, and the Company launched a new division, called StreamRiver Networks, focused on providing encoding and hosting services for Internet broadcasters, web designers and digital media content creators.

In May 2000, the Company completed its merger with Digital Origin, Inc. ("Digital Origin"). Digital Origin is a leading developer of digital video editing and effects software applications designed to support the new low-cost, high-quality digital video ("DV") camcorders used for acquiring video for Internet applications (see Note 4b).

2.  Principles of Consolidation

The consolidated financial statements include the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

3.  Reclassifications

Certain amounts in the prior period's financial statements have been reclassified to conform to the current period's presentation.

4.  Acquisitions

a.) 21ST CENTURY MEDIA, LLC

In April 2000, the Company acquired 21st Century Media. In connection with the acquisition, the Company paid $500,000 in cash and issued 30,000 shares of common shares for all outstanding shares of 21st Century Media common stock. In connection with the acquisition, the purchase price could increase depending on 21st Century Media's net sales and operating income over the next two years. Any contingent payments based on meeting the earn-out conditions will be considered additional goodwill and amortized over the appropriate useful life. The Company has treated the acquisition as a purchase for accounting purpose; accordingly, the Company has recorded the results of operations of 21st Century Media's operations since the acquisition date. The Company has not included pro forma results as they are not deemed to be material.

The aggregate purchase price consisted of the following (in thousands):


        Description                                              Amount
        -----------                                              ------
        Cash                                                     $   449
        Liabilities assumed                                           11
        Common stock                                                 638
        Acquisition costs                                             32
                                                                 -------
               Total purchase price                              $ 1,130
                                                                 =======


The purchase price has been allocated to the acquired assets as follows (in thousands):

        Current assets                                           $    35
        Equipment and other assets                                   100
        Goodwill                                                     995
                                                                 -------
                                                                 $ 1,130
                                                                 =======

b.) DIGITAL ORIGIN

On May 9, 2000, the Company completed its merger with Digital Origin. Under the terms of the agreement, Digital Origin's shareholders and option holders received 0.5347 equivalent shares, or approximately 3.7 million Media 100 common shares, to effect the business combination. The transaction is being accounted for as a pooling of interests. As a result, all periods presented have been restated to reflect the combined operations of the two companies. As permitted by Accounting Principles Board Opinion No.16 BUSINESS COMBINATIONS (APB No.16), the November 30, 1999 balance sheet presented herein reflects the combination of the Media 100's November 30, 1999 balance sheet and Digital Origin's September 30, 1999 balance sheet. Likewise, the statements of operations and cash flows reflected for the combined companies are the companies first and second fiscal quarters, which also differ by two months. In fiscal 2000, the balance sheet is as of May 31, 2000 for the combined company and the statements of operations and cash flows represent the three and six-month periods ended May 31, 2000 for both companies. The results of operations for Digital Origin for the two months ended November 30, 1999 has been excluded from the statement of operations and has been recorded directly to accumulated deficit as permitted by APB No.16. Net cash flows for Digital Origin for the two months ended November 30, 1999 have been included in the statement of cash flows as a single line item.

Results for Digital Origin for the two month period ended November 30, 1999 which has been recorded directly to accumulated deficit were as follows:


                                                                 Two months ended
                                                                 November 30, 1999
                                                                -------------------
           Sales                                                $             1,953
           Cost of sales                                                        719
                                                                -------------------
               Gross profit                                                   1,234
           Operating expenses                                                 1,695
                                                                -------------------
               Operating loss                                                  (461)
           Other income (expense), net                                          (41)

               Net loss                                         $              (502)
                                                                ===================


As part of the transaction, the Company incurred direct, merger-related costs of approximately $2.0 million, consisting primarily of investment bank fees, legal and accounting fees. All such costs have been expensed in the quarter ended May 31, 2000, upon consummation of the Digital Origin merger.

Separate and combined results of Media 100 and Digital Origin during the periods preceding the merger were as follows:


                                                              Media 100     Digital Origin     Eliminations      Combined
                                                          ----------------  ---------------  --------------- ---------------
       (THREE MONTHS ENDED MAY 31, 2000)(a)

       Net sales                                           $     17,165      $      3,797     $      (385)     $     20,577
       Net income (loss)                                   $     (2,175)     $         (1)    $         60     $    (2,116)

       (SIX MONTHS ENDED MAY 31, 2000)(b)

       Net sales                                                 31,647             7,373            (523)         (38,497)
       Net income (loss)                                        (2,067)           (1,436)             (32)          (3,535)

       (THREE MONTHS ENDED MAY 31, 1999)

       Net sales                                                 12,537             2,929                -           15,466
       Net income (loss)                                            177             1,083                -            1,260

       (SIX MONTHS ENDED MAY 31, 1999)

       Net sales                                           $     24,676      $      5,467     $          -     $     30,143
       Net income (loss)                                   $      (512)      $      3,875     $          -     $      3,363


      (a) Digital Origin results represent March 1, 2000 through May 9, 2000. Results subsequent to May 9, 2000 included in Media 100 results.

      (b) Digital Origin results represent December 1, 1999 through May 9, 2000. Results subsequent to May 9, 2000 included in Media 100 results.

c.) J2 DIGITAL MEDIA, INC.

Subsequent to the end of the quarter, the Company announced it completed the acquisition of J2 Digital Media, a New York-based encoding, hosting and streaming media services provider. After this acquisition, J2 Digital Media's operations were combined with the operations of 21st Century Media, and the Company launched a new division, called StreamRiver Networks, focused on providing encoding and hosting services for Internet broadcasters, web designers and digital media content creators.

5. Cash Equivalents and Marketable Securities

Cash equivalents are carried at cost, which approximates market value, and have original maturities of less than three months. Cash equivalents primarily include money market accounts. The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES (SFAS No. 115). Under this standard, the Company is required to classify all investments in debt and equity securities into one or more of the following three categories: held-to-maturity, available-for-sale or trading. Available-for-sale securities are recorded at fair market value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. All of the Company's marketable securities are classified as available-for-sale.

Marketable securities held as of May 31, 2000 and November 30, 1999 consist of the following (in thousands):


                                                              Maturity                  2000           1999
        Investments available for sale:
        U.S. Treasury Notes                                less than 1 year        $     1,009    $           -
        U.S. Treasury Notes                                1 - 5 years                   3,477            4,538
                                                                                   -----------    -------------
           Total U.S. Treasury Notes                                                     4,486            4,538

        Municipal Bonds                                    less than 1 year                930            1,797

        U.S. Agency Bonds                                  less than 1 year              3,024                -
        U.S. Agency Bonds                                  1 - 5 years                     974            3,008
                                                                                   -----------    -------------
           Total U.S. Agency Bonds                                                       3,998            3,008

        Money Market Instruments                           less than 1 year              1,199            3,689

        Corporate Obligations                              less than 1 year              3,438            4,042
        Corporate Obligations                              1 - 5 years                   3,477            4,784
                                                                                   -----------    -------------
           Total Corporate Obligations                                                   6,915            8,826

        Total investments available for sale                                            17,528           21,858
        Less: cash and cash equivalents                                                 (1,199)          (3,689)
                                                                                   -----------    -------------

           Total marketable securities                                             $    16,329    $      18,169
                                                                                   ===========    =============


Marketable securities had a cost of $16,663 and $18,380, and a market value of $16,329 and $18,169 at May 31, 2000 and November 30, 1999, respectively.

6.  Inventories

Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following (in thousands):


                                                                 May 31,          November 30,
                                                                  2000                1999
                                                             -------------      ---------------
           Raw materials                                     $       2,104      $           556
           Work-in-process                                           1,146                  498
           Finished goods                                            1,682                  635
                                                             -------------      ---------------
                                                             $       4,932      $         1,689
                                                             =============      ===============


Work-in-process and finished goods inventories include material, labor and manufacturing overhead. Management performs periodic reviews of inventory and disposes of items not required by their manufacturing plan.

7. Property and equipment, net

Property and equipment, net is stated at cost, less accumulated depreciation and amortization, and consists of the following (in thousands):


                                                                      May 31,         November 30,
                                                                       2000               1999
                                                                  -------------      --------------
       Machinery and equipment                                    $      12,589      $       11,535
       Purchased software                                                 6,986               8,026
       Furniture and fixtures                                             1,612               1,606
       Vehicles                                                              11                  11
       Leasehold improvements                                             1,606               1,599
                                                                  -------------      --------------
                                                                  $      22,804              22,777
       Less accumulated depreciation and amortization                   (15,856)            (15,542)
                                                                  -------------      --------------
                                                                  $       6,948      $        7,235
                                                                  =============      ==============


8.  Intangible Assets, net

Intangible assets consist of the following as of May 31, 2000 and November 30, 1999 (in thousands):


                                                                      May 31,          November 30,
                                                                       2000               1999
                                                                  -------------      ---------------
       Patents and Trademarks                                     $         344      $           169
       Acquired Technology                                                2,460                1,560
       Goodwill                                                           4,379                  101
                                                                  -------------      ---------------
                                                                          7,183                1,830
       Less accumulated amortization                                    (1,157)                (270)
                                                                  -------------      ---------------
                                                                  $       6,026      $         1,560
                                                                  =============      ===============


Patents and trademarks are being amortized over periods ranging from three to five years, their estimated useful lives. The Company is amortizing goodwill and acquired technology related to each of its acquisitions using the straight-line method over three years, their estimated useful lives. In connection with a prior business combination, the Company has accrued $1,750,000 as additional goodwill. The Company will amortize this additional goodwill over its remaining useful life.

9.  Net Income (Loss) Per Share

Effective December 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (SFAS No. 128). In accordance with SFAS No. 128, basic net income (loss) per share is computed by using the weighted-average number of common shares outstanding. Diluted income (loss) per share is computed by using the weighted-average number of common shares outstanding and potential common shares from the assumed exercise of stock options and warrants outstanding during the period, if any, using the treasury stock method.

The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share (in thousands):


                                                                Three months ended May 31,       Six months ended May  31,
                                                                    2000            1999           2000           1999
                                                              ---------------- ------------- --------------- --------------
       Basic net income (loss)  - weighted average
          common outstanding                                            11,991        11,254          11,807         11,251

       Effect of potential common shares - stock options
          and warrants outstanding (unless antidilutive)                     -           415               -            349
                                                              ---------------- ------------- --------------- --------------

       Diluted net income (loss)  - weighted average shares
          and potential common shares outstanding                       11,991        11,669          11,807         11,600
                                                              ================ ============= =============== ==============

       Options not included in computation of diluted
          net income (loss) per share due to their
          antidilutive effect                                                2           463              11            723
                                                              ================ ============= =============== ==============


10.  Contingencies

(a) On June 7, 1995, a lawsuit was filed against the Company by Avid Technology, Inc. ("Avid") in the United States District Court for the District of Massachusetts. The complaint generally alleges patent infringement by the Company arising from the manufacture, sale, and use of the Company's Media 100 products. The complaint includes requests for injunctive relief, treble damages, interest, costs and fees. In July 1995, the Company filed an answer and counterclaim denying any infringement and asserting that the Avid patent in question is invalid. The Company intends to vigorously defend the lawsuit. In addition, Avid is seeking reissue of the patent, including claims that it asserts are broader than in the existing patent, and these reissue proceedings remain pending before the U.S. Patent and Trademark Office. On January 16, 1998, the court dismissed the lawsuit without prejudice to either party moving to restore it to the docket upon completion of all matters pending before the U.S. Patent and Trademark Office. There can be no assurance that the Company will prevail in the lawsuit asserted by Avid or that the expense or other effects of the lawsuit, whether or not the Company prevails, will not have a material adverse effect on the Company's business, operating results and financial condition.

(b) On January 13, 1999 and January 28, 1999, Digital Origin and one of its former directors, Charles Berger, were named as defendants in two shareholder class action lawsuits against Splash Technology Holdings, Inc. ("Splash"), various directors and executives of Splash and certain selling shareholders of Splash. The lawsuit alleges, among other things, that the defendants made or were responsible for material misstatements, and failed to disclose information concerning Splash's business, finances and future business prospects in order to artificially inflate the price of Splash common stock. The complaint does not identify any statements alleged to have been made by Charles Berger or the Company. The complaint further alleges that the Company engaged in a scheme to artificially inflate the price of Splash common stock to reap an artificially large return on the sale of the common stock in order to pay off its debt. Digital Origin and the former director vigorously deny all allegations of wrongdoing and intend to aggressively defend themselves in these matters. Defendant's initial motion to dismiss the action was granted with leave to amend, and plaintiffs have amended the complaint. Defendants have filed their second motion to dismiss.

(c) On July 18, 1997, Intelligent Electronics, Inc. and its alleging a breach of contract and related claims in the approximate amount of $800,000, maintaining that Digital Origin failed to comply with various return, price protection, inventory balancing and marketing development funding undertakings. In 1997, Digital Origin filed an answer to the complaint and cross-claimed against the plaintiffs and in October 1997 additionally cross claimed against Deutsche Financial, Inc., a factor in the account relationship between the Company and the plaintiffs, seeking the recovery of approximately $2 million. During May 2000, the trial was completed and the Court entered two judgments in favor of Digital Origin, one in the amount of $313,795.70 plus interest against Intelligent Electronics and one in the amount of $1,490,623 plus interest against Deutsche Financial, Inc. Each party has requested that the Court reconsiders various portions of its rulings, and an appeal of the final judgment is expected.

(d) From time to time the Company is involved in other disputes and/or litigation encountered in its normal course of business. The Company does not believe that the ultimate impact of the resolution of such other outstanding matters will have a material effect on the Company's business, operating results or financial condition.

11.  Accrued Expenses

Accrued expenses at May 31, 2000 and November 30, 1999 consist of the following (in thousands):


                                                                            May 31,       November 30,
                                                                             2000             1999
                                                                        -------------    --------------
       Payroll and related taxes                                        $       2,217    $        3,366
       Accrued warranty                                                           567               611
       Accrued selling and marketing                                              343               484
       Accrued merger costs                                                       417                 -
       Accrued inventory                                                        2,182             1,041
       Accrued contingent acquisition payment                                   1,750                 -
       Accrued legal and other                                                  4,523             5,030
                                                                        -------------    --------------
                                                                        $      11,999    $       10,532
                                                                        =============    ==============


12.  Comprehensive income (loss)

Effective December 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME (SFAS No. 130). SFAS No. 130 establishes standards for the display of comprehensive income
(loss) and its components in a full set of financial statements. Comprehensive income (loss) includes all changes in equity during a period except those resulting from the issuance of shares of stock and distributions to stockholders. SFAS No. 130 requires that an enterprise display the components of comprehensive income (loss) for each period presented.

The components of the Company's comprehensive income (loss) were as follows:


                                                     Three months ended May 31,           Six months ended May 31,
                                                     2000                1999             2000               1999
                                              ----------------    ----------------  ---------------   ------------------
      Net income (loss)                       $         (2,116)   $          1,260  $        (3,535)  $            3,363
      Cumulative translation adjustment                     (3)              (109)               (2)               (185)
      Unrealized holding loss on
         available for sale securities                     (20)              (112)             (123)               (364)
                                              ----------------    ----------------  ---------------   ------------------
      Comprehensive income (loss)             $         (2,139)   $          1,039  $        (3,660)  $            2,814
                                              ================    ================  ===============   ==================


13.  Segment Information

In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (SFAS No. 131). SFAS No. 131 establishes standards for public companies to report operating segment information in annual and interim financial statements filed with the SEC and shareholders effective for fiscal years beginning after December 15, 1997. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision-making group is composed of the Chief Executive Officer and members of senior management. The Company's reportable operating segments are Internet tools, digital video systems and services.

Revenues are attributed to geographic areas based on where the customer is located. Segment information for the three and six months ended May 31, 2000 and May 31, 1999 is as follows:


                                                                               Digital
                                           Internet                             Video
                                            Tools           Services           Systems          Corporate          Total
                                         -----------     --------------    ---------------    -----------     ---------------
THREE MONTHS ENDED MAY 31, 2000

 Net sales from external customers       $     9,744     $        2,300    $         8,533    $          -    $        20,577
                                         ===========     ==============    ===============    ===========     ===============

 Gross profit                                  5,715              1,939              4,565               -             12,219
                                         ===========     ==============    ===============    ===========     ===============

 Depreciation and amortization                   157                 21                709               -                887
                                         ===========     ==============    ===============    ===========     ===============

 Interest income, net                              -                  -                  -             275                275
                                         ===========     ==============    ===============    ===========     ===============

 Income taxes                            $         -     $            -    $             -    $          -    $             -
                                         ===========     ==============    ===============    ===========     ===============

SIX MONTHS ENDED MAY 31, 2000

 Net sales from external customers       $    17,139     $        4,565    $        16,793    $          -    $        38,497
                                         ===========     ==============    ===============    ===========     ===============

 Gross profit                                  9,950              3,933              8,720               -             22,603
                                         ===========     ==============    ===============    ===========     ===============

 Depreciation and amortization                   308                 39              1,424               -              1,771
                                         ===========     ==============    ===============    ===========     ===============

 Interest income, net                                                                                  591                591
                                         ===========     ==============    ===============    ===========     ===============

 Income taxes                            $         -     $            -    $             -    $         30    $            30
                                         ===========     ==============    ===============    ===========     ===============



THREE MONTHS ENDED MAY 31, 1999

 Net sales from external customers       $     2,929     $        2,137    $        10,400    $          -    $        15,466
                                         ===========     ==============    ===============    ============    ===============

 Gross profit                                  1,813              1,782              5,892               -              9,487
                                         ===========     ==============    ===============    ============    ===============

 Depreciation and amortization                    34                 16                868               -                918
                                         ===========     ==============    ===============    ============    ===============

 Interest income, net                              -                  -                  -             339                339
                                         ===========     ==============    ===============    ============    ===============


SIX MONTHS ENDED MAY 31, 1999

 Net sales from external customers       $     5,467     $        4,272    $        20,404    $          -    $        30,143
                                         ===========     ==============    ===============    ============    ===============

 Gross profit                                  3,357              3,615             11,434               -             18,406
                                         ===========     ==============    ===============    ============    ===============

 Depreciation and amortization                    69                 33              1,720               -              1,822
                                         ===========     ==============    ===============    ============    ===============

 Interest income, net                              -                  -                  -             676                676
                                         ===========     ==============    ===============    ============    ===============


Interest income and income taxes are considered corporate level activities and are, therefore, not allocated to segments. Management believes transfers between geographic areas are accounted for on an arms-length basis.

Net sales by geographic area for the three and six months ended May 31, 2000 and May 31, 1999 were as follows (in thousands):


                                                          Three months ended
                                                        May 31,          May 31,
                                                         2000             1999
                                                    --------------  ----------------
   United States                                    $       12,754  $          9,600
   United Kingdom, Sweden, Denmark and Norway                1,419             1,622
   Germany, Austria and Switzerland                          1,194               606
   France, Spain and Benelux                                 2,126               984
   Japan                                                       782             1,078
   Other foreign countries                                   2,302             1,576
                                                    --------------  ----------------
                                                    $       20,577  $         15,466
                                                    ==============  ================



                                                            Six months ended
                                                        May 31,          May 31,
                                                         2000             1999
                                                    --------------  ----------------
   United States                                    $       23,399  $         18,946
   United Kingdom, Sweden, Denmark and Norway                2,905             3,073
   Germany, Austria and Switzerland                          2,738             1,314
   France, Spain and Benelux                                 3,439             1,844
   Japan                                                     1,556             1,831
   Other foreign countries                                   4,460             3,135
                                                    --------------  ----------------
                                                    $       38,497  $         30,143
                                                    ==============  ================


Long-lived tangible assets by geographic area for the quarters ended May 31, 2000 and November 30, 1999 consist of the following (in thousands):


                                                        May 31,          November 30,
                                                         2000                1999
                                                   ---------------    -----------------
   United States                                   $         6,677    $           6,877
   United Kingdom                                              107                  146
   France                                                       74                   89
   Germany                                                      70                   97
   Italy                                                        20                   26
                                                   ---------------    -----------------
                                                   $         6,948    $           7,235
                                                   ===============    =================



14.  Note Payable

In connection with the acquisition of Wired, the Company agreed to pay $3 million in cash for all outstanding shares of Wired's common stock. The first payment in the amount of $1.5 million was paid upon completion of the acquisition and the remaining to be paid on the first anniversary of the closing. The net present value of this latter payment has been classified on the balance sheet as a note payable.

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

The Company develops, markets, sells, and supports digital video and web-based streaming media software and systems, or tools, that enable new Internet broadcasters and traditional broadcasters, corporate marketing professionals, and educators to create and deliver high-quality video programs quickly, easily, and with great creative flexibility. The Company markets and delivers its products to end users through its web sites as well as through a worldwide channel of specialized value-added resellers ("VARs") that sell, assemble, and install turnkey systems using personal computers, disk drives, and ancillary video equipment. Since the Company began first shipments of its products in 1993, it has shipped over 300,000 software applications and 26,000 systems to users in over 50 countries.

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

In April 2000, the Company acquired 21st Century Media LLC ("21st Century Media"), a leading provider of encoding, hosting, webcasting, and interactive production services located in San Francisco, CA. Subsequent to the end of the quarter, the Company acquired J2 Digital Media Inc. ("J2 Digital Media"), a New York-based encoding, hosting and streaming provider early in June 2000. With these acquisitions, Media 100 has entered into the streaming media services market under the name StreamRiver Networks to provide encoding and hosting services for Internet broadcasters, web designers and digital media content creators.

 In May 2000, the Company completed its merger with Digital Origin, Inc. ("Digital Origin"). Digital Origin is a leading developer of digital video editing and effects software applications designed to support the new low-cost, high-quality digital video ("DV") camcorders used for acquiring video for Internet applications. As a result of the merger, all periods presented have been restated to reflect the combined operations of the two companies. As permitted by Accounting Principles Board Opinion No.16 BUSINESS COMBINATIONS (APB No.16), the November 30, 1999 balance sheet presented herein reflects the combination of the Media 100's November 30, 1999 balance sheet and Digital Origin's September 30, 1999 balance sheet. Likewise, the statements of operations and cash flows reflected for the combined companies are the companies first and second fiscal quarters, which also differ by two months. In fiscal 2000, the balance sheet is as of May 31, 2000 for the combined company and the statements of operations and cash flows represent the three and six-month periods ended May 31, 2000 for both companies. The results of operations for Digital Origin for the two months ended November 30, 1999 has been excluded from the statement of operations and has been recorded directly to accumulated deficit as permitted by APB No.16. Net cash flows for Digital Origin for the two months ended November 30, 1999 have been included in the statement of cash flows as a single line item.

RESULTS OF OPERATIONS

The following table shows certain consolidated statements of operations data as a percentage of net sales.


                                                    Three months ended May 31,             Six months ended May 31,
                                                   2000               1999               2000                1999
                                               -------------     --------------     -------------     -----------------
      Net sales:
         Products                                       88.8%              86.2%             88.1%                 85.8%
         Services                                       11.2               13.8              11.9                  14.2
                                               -------------     --------------     -------------     -----------------
      Total net sales                                  100.0              100.0             100.0                 100.0
      Cost of sales                                     40.6               38.7              41.3                  38.9
                                               -------------     --------------     -------------     -----------------
         Gross profit                                   59.4               61.3              58.7                  61.1
      Operating expenses:
         Research and development                       19.3               24.3              19.8                  28.0
         Selling and marketing                          26.8               30.6              27.6                  30.5
         General and administrative                     11.7               11.0              12.9                  11.1
         Amortization of intangible
                assets                                   2.7                  -               2.2                     -
         Acquired in-process research
                and development                            -                  -               1.2                     -
         Merger related costs                            9.8                  -               5.2                     -
                                               -------------     --------------     -------------     -----------------
                Total operating expenses                70.3               65.9              68.9                  69.6
      Operating loss                                   (10.9)              (4.6)            (10.2)                 (8.5)
      Interest income, net                               1.3                2.2               1.5                   2.3
      Other income (expense), net                       (0.7)              10.5              (0.4)                 17.4
                                               -------------     --------------     -------------     -----------------
      Income (loss) before tax provision               (10.3)               8.1              (9.1)                 11.2
      Tax provision                                        -                  -               0.1                     -
                                               -------------     --------------     -------------     -----------------
      Net income (loss)                                (10.3)%              8.1%             (9.2)%                11.2%
                                               =============     ==============     =============     =================



Comparison of Second Fiscal Quarter of 2000 to Second Fiscal Quarter of 1999

Net sales. Net sales for the second fiscal quarter ended May 31, 2000 were $20.6 million an increase of $5.1, or 33.0%, from the same period a year ago. Net sales from products for the second fiscal quarter ended May 31, 2000 were $18.3 million, an increase of $4.9 million or 37.1%, from the same period a year ago. The increase in net sales from products is due primarily to Internet tool sales from the Company's wholly owned subsidiaries Terran, Wired and Digital Origin. Internet tools sales for the second fiscal quarter ended May 31, 2000 increased to $9.7 million from $2.9 million in the same period a year ago. The Company acquired Terran in June 1999, acquired Wired in December 1999 and merged with Digital Origin in May 2000. The increase in sales of Internet tools was offset by a decrease of $1.9 million in digital video sales to $8.5 million in the second fiscal quarter ended May 31, 2000 from $10.4 million in the same period a year ago. Net sales from services for the second fiscal quarter ended May 31, 2000 were $2.3 million, an increase of $.1 million or 7.6%, from the same period a year ago. The increase in net sales from services is due to new customers purchasing and existing customers renewing their support contracts, and initial sales from the Company's recently announced streaming media services division, StreamRiver Networks.

Gross profit. The Company's gross profit increased 28.8% to $12.2 million in the second fiscal quarter of 2000 from $9.5 million in the second fiscal quarter of 1999. Overall gross profit as a percentage of net sales was 59.4% in the second fiscal quarter of 2000 compared to 61.3% in the second fiscal quarter of 1999, due to the mix of products sold during the period. Specifically, gross profit as a percentage of net product sales decreased to 53.5% in the second fiscal quarter of 2000 from 56.7% in the second fiscal quarter of 1999, while gross profit as a percentage of net sales of services increased to 84.3% in the second fiscal quarter of 2000 from 83.4% in the second fiscal quarter of 1999.

Research and development. Research and development expenses increased 5.5% to $4.0 million in the second fiscal quarter of 2000 from $3.8 million in the same period a year ago. Research and development expenses consist primarily of salaries and related benefits, consultants, outside services, occupancy and depreciation. The Company currently anticipates research and development expenses will increase in absolute dollars in fiscal 2000 versus fiscal 1999 due to the acquisitions of Terran, Wired and Digital Origin and the planned development of their products.

Selling and marketing. Selling and marketing expenses increased 16.3% to $5.5 million in the second fiscal quarter of 2000 from $4.7 million in the same period a year ago. Selling expenses consist primarily of salaries and related benefits, commissions, travel, occupancy and depreciation. Marketing expenses consist primarily of salaries and related benefits, trade shows, seminars, advertising, website development and lead generation activities. The increase in selling and marketing expenses resulted primarily from the acquisition of Terran and Wired and the merger with Digital Origin and the Company's promotion of the streaming media tools acquired as part of these transactions. The Company currently anticipates that its selling and marketing expenses will increase in absolute dollars in fiscal 2000 versus fiscal 1999 as the Company increases its focus on the Internet and the related support of the Company's promotion of its streaming media tools.

General and administrative. General and administrative expenses increased 41.7% to $2.4 million in the second fiscal quarter of 2000 from $1.7 million in the same period a year ago. General and administrative expenses include the cost of human resources, finance, information technology, legal and other administrative functions of the Company. The increase in general and administrative expenses resulted primarily from increased personnel costs as a result of the acquisitions of Terran and Wired, and legal expenses related to a lawsuit involving Digital Origin. The Company currently anticipates that its general and administrative expenses will increase in absolute dollars in fiscal 2000 compared to fiscal 1999 in support of higher anticipated net sales.

Amortization of intangible assets. The Company recorded an expense for the amortization of intangible assets of $563,000 in the second fiscal quarter of 2000 as a result of the acquisitions of Terran, Wired and 21st Century Media. There was no similar expense recorded in the second fiscal quarter of 1999.

Merger related costs. In connection with the merger with Digital Origin, the Company incurred direct, acquisition-related charges of approximately $2.0 million, consisting primarily of investment bank fees, legal and accounting fees. There was no similar expense recorded in the second fiscal quarter of 1999.

Interest income. Interest income for the second fiscal quarter ended May 31, 2000 was $275,000, a decrease of $64,000, or 18.9%, from the comparable quarter a year ago. The decrease in interest income is due to lower cash and cash equivalents and marketable securities in the second fiscal quarter of 2000, compared to the second fiscal quarter of 1999. The Company currently anticipates interest income will decline in fiscal 2000 versus 1999 due to additional reductions of cash resulting from the acquisition of Wired and 21st Century Media and an additional cash payment due to the shareholders of Terran.

Other income (expenses), net. Other income (expense), net was ($152,000) in the second fiscal quarter of 2000 compared to $1.6 million in the same period a year ago. The expense of $152,000 relates primarily to foreign exchange losses on inter-company transactions with the Company's foreign subsidiaries. The income of $1.6 million relates primarily to the licensing of technology by Digital Origin of its monitor and color publishing business.

Tax provision. The Company has not provided for a tax provision for the second fiscal quarter ended May 31, 2000 due to the net loss incurred for the first six months of the fiscal year.

Net income (loss). The net loss for the second fiscal quarter ended May 31, 2000 was ($2.116) million, or ($0.18) per share, compared to a net income of $1.26 million, or $0.11 per share, for the same period a year ago.

Comparison of First Six Months of 2000 to First Six Months of 1999

Net sales. Net sales for six months ended May 31, 2000 were $38.5 million an increase of $8.3, or 27.8%, from the same period a year ago. Net sales from products for the second fiscal quarter ended May 31, 2000 were $33.9 million, an increase of $8.1 million or 31.2%, from the same period a year ago. The increase in net sales from products is due primarily to Internet tool sales from the Company's wholly owned subsidiaries Terran, Wired and Digital
Origin. Internet tools sales for the six months ended May 31, 2000 increased to $17.1 million from $5.5 million in the same period a year ago. The Company acquired Terran in June 1999, acquired Wired in December 1999 and merged with Digital Origin in May 2000. The increase in Internet tool sales was offset by a decrease of $3.6 million in digital video sales to $16.8 million in the six months ended May 31, 2000 from $20.4 million in the same period a year ago.
Net sales from services for the six months ended May 31, 2000 were $4.6 million, an increase of $.3
million or 6.9%, from the same period a year ago. The increase in net sales from services is due to new customers purchasing and existing customers renewing their support contracts, and initial sales from the Company's recently announced streaming media services division, StreamRiver Networks.

Gross profit. The Company's gross profit increased 22.8% to $22.6 million for the six months ended May 31, 2000 from $18.4 million for the same period a year ago. Overall gross profit as a percentage of net sales was 58.7% for the six months ended May 31, 2000 compared to 61.1% for the same period a year ago, due to the mix of products sold during the period. Specifically, gross profit as a percentage of net product sales decreased to 51.9% for the six months ended May 31, 2000 from 56.0% for the same period a year ago, while gross profit as a percentage of net sales of services increased to 86.2% for the six months ended May 31, 2000 from 84.6% in the same period a year ago.

Research and development. Research and development expenses decreased 9.7% to $7.6 million for the six months ended May 31, 2000 from $8.4 million in the same period a year ago. Research and development expenses consist primarily of salaries and related benefits, consultants, outside services, occupancy and depreciation. The Company currently anticipates research and development expenses will increase in absolute dollars in fiscal 2000 versus fiscal 1999 due to the acquisitions of Terran and Wired and the merger with Digital Origin and the planned development of their products.

Selling and marketing. Selling and marketing expenses increased 15.8% to $10.6 million for the six months ended May 31, 2000 from $9.2 million in the same period a year ago. Selling expenses consist primarily of salaries and related benefits, commissions, travel, occupancy and depreciation. Marketing expenses consist primarily of salaries and related benefits, trade shows, seminars, advertising, website development and lead generation activities. The increase in selling and marketing expenses resulted primarily from the acquisition of Terran and Wired and the merger with Digital Origin and the Company's promotion of the streaming media tools acquired as part of these transactions. The Company currently anticipates that its selling and marketing expenses will increase in absolute dollars in fiscal 2000 versus fiscal 1999 as the Company increases its focus on the Internet and the related support of the Company's promotion of its streaming media tools.

General and administrative. General and administrative expenses increased 48.0% to $5.0 million for the six months ended May 31, 2000 from $3.4 million in the same period a year ago. General and administrative expenses include the cost of human resources, finance, information technology, legal and other administrative functions of the Company. The increase in general and administrative expenses resulted primarily from increased personnel costs as a result of the acquisitions of Terran and Wired, and legal expenses related to a lawsuit involving Digital Origin. The Company currently anticipates that its general and administrative expenses will increase in absolute dollars in fiscal 2000 compared to fiscal 1999 in support of higher anticipated net sales.

Amortization of intangible assets. The Company recorded an expense for the amortization of intangible assets of $836,000 for the six months ended May 31, 2000 as a result of the acquisitions of Terran, Wired and 21st Century Media. There was no similar expense recorded for the same period a year ago.

Acquired in-process research and development. In connection with the acquisition of Wired, the Company expensed $470,000 of the purchase price to in-process research and development projects for the six months ended May 31, 2000. These allocations represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date. There was no similar expense recorded in the same period a year ago.

Merger related costs. In connection with the merger with Digital Origin, the Company incurred direct, acquisition-related charges of approximately $2.0 million, consisting primarily of investment bank fees, legal and accounting fees. There was no similar expense recorded in the same period a year ago.

Interest income. Interest income for the six months ended May 31, 2000 was $591,000, a decrease of $85,000, or 12.6%, from the comparable quarter a year ago. The decrease in interest income is due to lower cash and cash equivalents and marketable securities in the first six months of fiscal 2000, compared to the same period a year ago. The Company currently anticipates interest income will decline in fiscal 2000 versus 1999 due to additional reductions of cash resulting from the acquisition of Wired and 21st Century Media and an additional cash payment due to the shareholders of Terran.

Other income (expenses), net. Other income (expense), net was ($171,000) for the first six months of fiscal 2000 compared to $5.3 million in the same period a year ago. The expense of $171,000 relates primarily to foreign exchange losses on inter-company transactions with the Company's foreign subsidiaries. The income of $5.3 million relates primarily to licensing technology from Digital Origin's monitor and color publishing business and a gain on the sale of Digital Origin's Color Server Group.

Tax provision. The Company has provided for a tax provision in the amount of $30,000 for the six months ended May 31, 2000, compared to no tax provision in 1999. The tax provision is based on the statutory rate, offset by the expected utilization of net operating loss carryforwards and tax credits available to the Company.

Net income (loss). The net loss for the six months ended May 31, 2000 was ($3.535) million, or ($0.30) per share, compared to a net income of $3.363 million, or $0.29 per share, for the same period a year ago.

Liquidity and Capital Resources

The Company has funded its operations to date primarily from public offerings of equity securities and cash flows from operations. As of May 31, 2000, the Company's principal sources of liquidity included cash and cash equivalents and marketable securities totaling approximately $25,650,000.

For the six months ended May 31, 2000, cash used in operating activities was approximately $4,177,000 compared to cash used in operations of approximately $6,979,000 for the same period a year ago. Cash used in operations during the first six months of fiscal 2000 was due to increases in accounts receivable of $1,401,000, inventories of $2,615,000, prepaid expenses of $358,000 offset by increases in accounts payable of $399,000, accrued expenses of $175,000, and deferred revenue of $31,000. Net cash used in investing activities was approximately $2,645,000 during the first six months of fiscal 2000, compared to cash provided by investing activities of approximately $9,176,000 for the same period a year ago. Cash used in investing activities during the six months ended May 31, 2000 was related to the acquisitions of Wired and 21st Century in the amounts of $1,487,000 and $481,000, respectively, purchases of property and equipment of $1,085,000, intangible assets of $174,000 and purchases of other assets of $1,162,000. In addition, the Company purchased marketable securities of $14,310,000, which was offset by the proceeds from the sale of marketable securities of $16,027,000. Cash provided by financing activities during the first six months of fiscal 2000 was approximately $3,770,000 compared to cash used in financing activities of $1,287,000 for the same period a year ago. Cash provided by financing activities in the first six months of fiscal 2000 came from proceeds from the issuance of common stock pursuant to stock plans.

In connection with prior business combinations, the Company may be required to make additional payments if certain earn-out provisions are met over the next several years.

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

ACQUISITION RELATED RISKS. During the fiscal year ended November 30, 1999, the Company completed the Terran acquisition. During the first fiscal quarter of 2000, the Company completed the acquisition of Wired. During the second fiscal quarter of 2000, the Company completed the 21st Century Media acquisition and the merger with Digital Origin. In addition, the Company acquired J2 Digital Media early in June 2000. The Company's business and results of operations could be materially adversely affected in the event the Company fails to complete publicly announced acquisitions or to successfully integrate the business and operations of these acquisitions. The Company may continue in the future to acquire existing businesses, products, and technologies to enhance and expand its line of products. Such acquisitions may be material in size and in scope. There can be no assurance that the Company will be able to identify, acquire, or profitably manage additional business or successfully integrate any acquired businesses into the Company without substantial expenses, delays, or other operational or financial problems. Acquisitions involve a number of special risks and factors, including increasing competition for attractive acquisition candidates in the Company's markets, the technological enhancement and incorporation of acquired products into existing product lines and services, the assimilation of the operations and personnel of the acquired companies, failure to retain key acquired personnel, adverse short-term effects on reported operating results, the amortization of acquired intangible assets, the assumption of undisclosed liabilities of any acquired companies, the failure to achieve anticipated benefits such as cost savings and synergies, as well as the diversion of management's attention during the acquisition and integration process. Some or all of these special risks and factors may have a material adverse impact on the Company's business, operating results, and financial condition.

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

RAPID TECHNOLOGICAL CHANGE. Rapidly changing technology, evolving industry standards and frequent new product introductions characterize the market for the Company's products. The Company's future success will depend in part upon its ability to enhance its existing products and to introduce new products and features in a timely manner to address customer requirements, respond to competitive offerings, adapt to new emerging industry standards and take advantage of new enabling technologies that could render the Company's existing products obsolete. The Company plan in fiscal 2000 is to continue its investment in research and development, in connection with the Company's development strategy. Any delay or failure of the Company in developing additional new products or features for existing products or any failure of such new products or features to achieve market acceptance, could have a material adverse effect on the Company's business and operating results.

COMPETITION. The market for the Company's products is highly competitive and characterized by pressure to reduce prices, incorporate new features and accelerate the release of new products. A number of companies currently offer products that compete directly or indirectly with the Company's products, including Accom, Inc., Adobe Systems, Apple Computer Inc. ("Apple"), Avid Technology, Inc., Discreet (a division of Autodesk, Inc.), FAST Electronic GmbH, Matrox Electronic Systems Ltd., Pinnacle Systems, Inc., Real Networks Inc., Loudeye Technologies, Inc., and Sonic Foundry, Inc. In addition, the Company expects much larger vendors, such as Matsushita Electric Industrial Company Ltd., Microsoft Corporation, and Sony Corporation, to develop and introduce digital editing systems that may compete with the Company's products. Many of these current and potential competitors have greater financial, technical and marketing resources than the Company. As a result, such competitors may be able to develop products comparable to or superior to the Company's products, adapt more quickly than the Company to new technologies, evolving industry standards or customer requirements, or lower their product costs and thus be able to lower prices to levels at which the Company could not operate profitably, the occurrence of any of which could have a material adverse effect on the Company's business and operating results. In this regard, the Company believes that it will continue to experience competitive pressure to reduce prices, particularly for its high data rate systems. The Company has historically realized higher gross profit on the sale of its high data rate systems than its entry-level systems, and such continued competitive pricing pressure could result in lower sales and gross margin, which in turn could adversely affect the Company's operating results.

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

DEPENDENCE ON RESELLERS AND DISTRIBUTORS. The Company relies primarily on its worldwide network of independent VARs to distribute and sell its content creation products to end-users. The Company's resellers generally offer products of several different companies, including in some cases products that are competitive with the Company's products. In addition, many of these VARs are small organizations with limited capital resources. There can be no assurance that the Company's resellers will continue to purchase the Company's products or provide them with adequate levels of support, or that the Company's efforts to expand its VAR network will be successful, any significant failure of which could have a material adverse effect on the Company's business and operating results. Digital Origin relies on distributors to distribute its products. There can be no assurance that Digital Origin's distributors will continue to purchase the Company's products, any significant failure of which could have a material adverse effect on the Company's business and operating results.

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

Primary Market Risk Exposures. The Company's primary market risk exposures are in the area of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company's business in Europe is conducted in local currency. In Asia, business is conducted in US currency. In addition, the Company sells products to its foreign subsidiaries in transactions denoted in US currency. The Company's foreign subsidiaries are therefore exposed to foreign exchange fluctuations on US currency-denominated inter-company payables to the Company. The Company has no foreign exchange contracts, option contracts or other foreign hedging arrangements.

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

On January 13, 1999 and January 28, 1999, the Company and one of its former directors, Charles Berger, were named as defendants in two shareholder class action lawsuits against Splash Technology Holdings, Inc. ("Splash"), various directors and executives of Splash and certain selling shareholders of Splash. The lawsuit alleges, among other things, that the defendants made or were responsible for material misstatements, and failed to disclose information concerning Splash's business, finances and future business prospects in order to artificially inflate the price of Splash common stock. The complaint does not identify any statements alleged to have been made by Charles Berger or the Company. The complaint further alleges that the Company engaged in a scheme to artificially inflate the price of Splash common stock to reap an artificially large return on the sale of the common stock in order to pay off its debt. The Company and the former director vigorously deny all allegations of wrongdoing and intend to aggressively defend themselves in these matters. Defendant's initial motion to dismiss the action was granted with leave to amend, and plaintiffs have amended the complaint. Defendants have filed their second motion to dismiss.

On July 18, 1997, Intelligent Electronics, Inc. and its alleging a breach of contract and related claims in the approximate amount of $800,000, maintaining that the Company failed to comply with various return, price protection, inventory balancing and marketing development funding undertakings. In 1997, the Company filed an answer to the complaint and cross-claimed against the plaintiffs and in October 1997 additionally cross claimed against Deutsche Financial, Inc., a factor in the account relationship between the Company and the plaintiffs, seeking the recovery of approximately $2 million. During May 2000, the trial was completed and the Court entered two judgments in favor of the Company, one in the amount of $313,795.70 plus interest against Intelligent Electronics and one in the amount of $1,490,623 plus interest against Deutsche Financial, Inc. Each party has requested that the Court reconsiders various portions of its rulings, and an appeal of the final judgment is expected.

Item 2.  Changes in Securities and Use of Proceeds

(c) Issuance of Securities

On May 9, 2000, the Company completed its merger with Digital Origin, Inc. Media 100 registered 3,725,483 shares of Media 100 common stock. The Company issued the shares in a private placement transaction pursuant to Section 4 (2) under the Securities Act of 1933. The merger was accounted for as a pooling of interests. The Company has filed a Form S-4 Registration Statement to cover the resale of the securities issued in the merger.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held an annual meeting of stockholders on May 5, 2000, at which the stockholders approved the following proposals by the number of shares of Common Stock voted below:

PROPOSAL


                                                                                  Number of Shares
                                                                                  ----------------
                                                               Voted for     Voted Against      Abstained    Broker non-vote
                                                               ---------     -------------      ---------    ---------------
     (1)
     Approval of issuance of shares of Media 100
     Common stock in the proposed merger                       5,434,080          15,870          11,757         2,386,384


     (2)  Election of Directors


                                                                                 Number of Shares
                                                                                 ----------------
                                                                              Voted for        Against
                                                                              ---------        -------
     John A. Molinari                                                         7,433,002        415,089
     Mark Housley                                                             7,433,094        414,997
     Maurice L. Castonguay                                                    7,433,044        415,047
     Carl Rosendahl                                                           7,433,094        414,997
     Paul J. Severino                                                         7,433,094        414,997


                                                                                    Number of Shares
                                                                                    ----------------
                                                                Voted for     Voted Against      Abstained
                                                                ---------     -------------      ---------
     (3)
     Amend the certificate of incorporation to
       Increase the number of authorized shares of
       Media 100 common stock by 75,000,000 shares
       To 100,000,000 shares                                    6,547,545       1,287,704          12,842


                                                                                     Number of Shares
                                                                                     ----------------
                                                                Voted for     Voted Against      Abstained     Broker Non-vote
                                                                ---------     -------------      ---------    ----------------
     (4)
     Increase by 2,000,000 the number of shares
       Of Media 100 common shares available for Shares
       of the Company's common stock, $.01
       Issuance under the Key Employee Incentive
       Plan (1992) to 4,200,000                                 3,931094        1,518,789          11,824         2,386,384


                                                                                     Number of Shares
                                                                                     ----------------
                                                                Voted for     Voted Against      Abstained
                                                                ---------     -------------      ---------
     (5)
     Approval of Arthur Andersen LLP as
       Media 100's independent auditors for the
       Fiscal year ending November 30, 2000                     7,843,430           2,236           2,425



Item 6. Exhibits and Reports on Form 8-K

a)  Exhibits

Exhibits required as part of this Quarterly Report on Form 10-Q are listed in the exhibit index on page 27.

b)  Reports on Form 8-K

The following report on 8-K was filed during the second quarter of fiscal year 2000:

          Form 8-K, dated May 8, 2000, was filed with the Commission on May 23, 2000, consisting of the following: Item 2. Acquisition or Disposition of Assets and Item 7. Financial Statement, Pro Forma Financial Information and Exhibits to detail the acquisition of Digital Origin, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Media 100 Inc.




Date:    July 17, 2000         By:  /s/ Steven D. Shea
                                    ------------------
                                    Steven D. Shea
                                    Chief Financial Officer
                                      Treasurer

                                  EXHIBIT INDEX


      Number                              Description
      ------                              -----------
      2.07          Merger Agreement (the "Merger Agreement") dated as of
                         December 21, 1995 among Radius Inc., Splash Technology,
                         Inc., Summit Subordinated Debt Fund, L.P., Summit
                         Ventures IV, L.P., Summit Investors II, L.P., Splash
                         Technology Holdings, Inc. and Splash Merger Company,
                         Inc. (2)

      2.08          Amendment No. 1 to Merger Agreement dated as of
                    January 30, 1996. (2)

      2.09 Agreement and Plan of Reorganization dated December 28, 1999 with Media 100, Inc.

      4.03          A       Warrant dated September 13, 1995 between IBM Credit
                    Corporation and the Digital Origin Inc.. (8)

                    B       Warrant dated October 13, 1996, between Mitsubishi
                    Electronics America, Inc. and the Digital Origin Inc.. (9)

      4.04                  Form of Registration Rights Agreement between the
                    Digital Origin Inc. and certain shareholders. (8)

      10.14         A       *Digital Origin Inc.'s 401(k) Savings and Investment
                    Plan. (6)

                    B       *Amendment to Digital Origin Inc.'s 401(k) Savings
                    and Investment Plan. (1)

                    C       *Digital Origin Inc.'s 401(k) Savings and Investment
                    Plan Loan Policy. (1)

      10.15         *Digital Origin Inc.'s 1995 Stock Option Plan. (1)

      10.16 *Form of Stock Option Agreement and Exercise Request as currently in effect under 1995 Stock Option Plan. (1)

      10.17         *Digital Origin Inc.'s 1994 Directors' Stock Option Plan.
                    (1)

      10.18         Form of Indemnity Agreement with Directors. (5)

      10.19         *Employment Agreement by and between Digital Origin Inc. and
                    Mark Housley dated December 20, 1996. (10)

      10.20         Asset Purchase Agreement dated as of August 7, 1998 between
                    Korea Data Systems America, Inc. and the Digital Origin
                    Inc.. (11)

      10.21         Amended and Restated License Agreement dated as of August 7,
                    1998 between Korea Data Systems America, Inc. and the
                    Digital Origin Inc.. (11)

      10.22 Asset Purchase Agreement dated as of November 23, 1998 between Post Digital Software, Inc. and the Digital Origin
                    Inc.. (12)

      10.23         Asset Sale Agreement dated as of December 4, 1998 between
                    Splash Technology Holdings, Inc. and the Digital Origin
                    Inc.. (12)

      10.24         Supplement to the License and Asset Purchase Agreement dated
                    December 4, 1998 between Korea Data Systems America, Inc.
                    and the Digital Origin Inc.. (12)


     10.25 Lease agreement by and between Digital Origin Inc. and Eliane Ortuno, Trustee, Donald T. Kitts Trust dated January 8, 1999. (460 East Middlefield Road, Mountain View, California offices). (13)

     10.26 Digital Origin Inc.'s 1999 Employee Stock Purchase Plan and related documents. (14)

     27            Financial Data Schedule


     (1) Incorporated by reference to exhibits to Digital Origin Inc. Report on Form 10-K filed on December 15, 1995.

     (2) Incorporated by reference to exhibits to Digital Origin Inc. Report on Form 10-Q filed on February 13, 1996

     (5) Incorporated by reference to exhibits to Digital Origin Inc. Registration Statement on Form S-1 (File No. 33-35769) which became effective on August 16, 1990.

     (6) Incorporated by reference to exhibits to Digital Origin Inc. Report on Form 10-K filed on December 28, 1992.

     (8) Incorporated by reference to Digital Origin Inc. Registration Statement on Form S-1 (File No. 333-12417) filed on September 20, 1996.

     (9) Incorporated by reference to Amendment No. 1 to Digital Origin Inc. Registration Statement on Form S-1 (File No. 333-12417) filed on November 12, 1996.

     (10) Incorporated by reference to exhibits to Digital Origin Inc. Report on Form 10-Q filed on February 11, 1997.

     (11) Incorporated by reference to exhibits to Digital Origin Inc. Report on Form 10-Q filed on August 11, 1998.

     (12) Incorporated by reference to exhibits to Digital Origin Inc. Report on Form 10-K filed on December 23, 1998.

     (13) Incorporated by reference to exhibits to Digital Origin Inc. Report on Form 10-Q filed on February 10, 1999.

     (14) Incorporated by reference to exhibits to Digital Origin Inc. Report on Form 10-Q filed on May 12, 1999.

     * management contracts or compensatory plans required to be filed as an exhibit to Form 10-K.