Form 10-Q
period 2000-08-31
MEDIA 100 INC
filed 2000-10-16
CIK 713138

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

         /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended:    AUGUST 31, 2000
                                                     ---------------

         / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                  For The Transition Period From _____ To _____

         Commission File Number: 0-14779
                                 -------

                                 MEDIA 100 INC.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      DELAWARE                                           04-2532613
   ----------------------------------------------    -----------------------------------------------------
    (State or other jurisdiction of organization            (I.R.S. Employer Identification Number)
                 or incorporation)

                           290 DONALD LYNCH BOULEVARD
                           MARLBOROUGH, MASSACHUSETTS
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                   01752-4748
         ---------------------------------------------------------------
                                   (Zip code)

                                 (508) 460-1600
         ---------------------------------------------------------------
              (Registrant's telephone number, including area code)



                           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes     X           No
                                     ---------          --------

                           Indicate the number of shares outstanding of each of
               the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, par value $.01 per share                            12,144,891 shares
         --------------------------------------            --------------------------------------------
                         Class                                   Outstanding at September 30, 2000

                                 MEDIA 100 INC.


                                      INDEX

                                                                                                   PAGE
PART I - FINANCIAL INFORMATION                                                                    NUMBER
                                                                                                  ------
    ITEM 1      Consolidated Financial Statements:
                Consolidated Balance Sheets as of
                   August 31, 2000 and November 30, 1999                                            3

                Consolidated Statements of Operations for the three and
                   Nine months ended August 31, 2000 and  August 31, 1999                           4

                Consolidated Statements of Cash Flows for the nine
                   months ended August 31, 2000 and August 31, 1999                               5 - 6

                Notes to Consolidated Financial Statements                                        7 - 15

    ITEM 2      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                           16 - 23

    ITEM 3      Quantitative and Qualitative Disclosures about Market Risk                          24


PART II - OTHER INFORMATION
    ITEM 1      Legal Proceedings                                                                   25

    ITEM 6      Exhibits and Reports on Form 8-K                                                    25

SIGNATURES                                                                                          26

EXHIBIT INDEX                                                                                       27


                         PART I - FINANCIAL INFORMATION

                                 MEDIA 100 INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                                                     August 31,        November 30,
                                                                                        2000               1999
                                                                                   ---------------    ----------------
ASSETS
Current assets:
               Cash and cash equivalents                                         $           7,788  $          13,858
               Marketable securities                                                        12,776             18,169
               Accounts receivable, net of allowance for doubtful
                 accounts of $3,912 in 2000 and $4,160 in 1999                              11,554              8,376
               Inventories, net                                                              5,004              1,689
               Prepaid expenses                                                              1,478              1,246
                                                                                   ----------------   ----------------
                    Total current assets                                                    38,600             43,338

Property and equipment, net                                                                  6,710              7,235
Intangible assets, net                                                                       9,482              1,560
Other assets, net                                                                            1,918                605
                                                                                   ----------------   ----------------
Total assets                                                                     $          56,710  $          52,738
                                                                                   ================   ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
               Accounts payable                                                  $           4,103  $           4,683
               Accrued expenses                                                             11,057             10,532
               Note payable                                                                  1,465                  -
               Deferred revenue                                                              5,361              5,193
                                                                                   ----------------   ----------------
                    Total current liabilities                                               21,986             20,408
                                                                                   ----------------   ----------------

Contingencies (Note 9)

Stockholders' equity:
               Preferred stock                                                                   -                  -
               Common stock                                                                    122                115
               Capital in excess of par value                                              216,959            210,839
               Accumulated deficit                                                        (182,178)          (178,418)
               Accumulated other comprehensive income (loss):
                 Cumulative translation adjustment                                               5                  5
                 Unrealized holding loss on
                  available for sale securities                                               (184)              (211)
                                                                                   ----------------   ----------------

                    Total stockholders' equity                                              34,724             32,330
                                                                                   ----------------   ----------------

Total liabilities and stockholders' equity                                       $          56,710  $          52,738
                                                                                   ================   ================


                     The accompanying notes are an integral part of these
                             consolidated financial statements.

                                 MEDIA 100 INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                   (unaudited)

                                                       Three Months Ended August 31,            Nine Months Ended August 31,
                                                          2000                1999               2000                 1999
                                                      -------------       -------------      --------------      ---------------
  Net sales:
     Products                                       $       16,609      $      14,677      $        50,538    $          40,548
     Services                                                2,703              2,221                7,268                6,493
                                                      -------------       ------------       --------------     ----------------
  Total net sales                                           19,312             16,898               57,806               47,041

  Cost of sales                                              7,836              6,271               23,727               18,008
                                                      -------------       ------------       --------------     ----------------

       Gross profit                                         11,476             10,627               34,079               29,033
                                                      -------------       ------------       --------------     ----------------

  Operating expenses:
       Research and development                              4,307              3,867               11,916               12,292
       Selling and marketing                                 4,867              4,442               15,511               13,636
       General and administrative                            1,098              1,838                6,061                5,192
       Amortization of intangible assets                       850                 92                1,686                   92
       Acquired in-process research
           and development                                       -                430                  470                  430
       Restructuring expense                                                      424                    -                  424
       Merger-related costs                                      -                  -                2,007                    -
                                                      -------------       ------------       --------------      ---------------
          Total operating expenses                          11,122             11,093               37,651               32,066
                                                      -------------       ------------       --------------      ---------------

       Operating income (loss)                                 354               (466)              (3,572)              (3,033)

  Interest income, net                                         260                314                  809                  990
  Other income (expense), net                                 (337)             1,794                 (465)               7,048
                                                      -------------       ------------       --------------     ----------------

       Income (loss) before tax provision                      277              1,642               (3,228)               5,005

  Tax provision                                                  -                  -                   30                    -
                                                      -------------       ------------       --------------     ----------------

      Net income (loss)                             $          277      $       1,642      $        (3,258)    $          5,005
                                                      =============       ============       ==============     ================

  Net income (loss) per share:
     Basic                                          $         0.02      $        0.15      $         (0.27)     $          0.44
                                                      =============       ============       ==============      ===============

     Diluted                                        $         0.02      $        0.14      $         (0.27)     $          0.43
                                                      =============       =============      ==============      ===============

  Weighted average common shares outstanding:
     Basic                                                  12,136             11,297               11,916               11,266
                                                      =============       ============       ==============     ================

    Diluted                                                 13,167             11,746               11,916               11,643
                                                      =============       ============       ==============     ================


                     The accompanying notes are an integral part of these
                             consolidated financial statements.

                                 MEDIA 100 INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                           Nine Months Ended August 31,
                                                                                             2000                 1999
                                                                                        ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                                   $         (3,258)   $           5,005
  Adjustments to reconcile net (loss) income to net cash
  used in operating activities:
                Depreciation and amortization                                                    2,628                2,749
                Non-cash interest expense                                                           71                    -
                Acquired in-process research and development                                       470                  430
                Amortization of acquisition-related intangible assets                            1,686                   92
                Loss on disposition of fixed asset                                                   6                    -
                Gain on sale of other assets                                                         -               (6,637)
                Gain on sale of marketable securities                                               15                  (21)
  Changes in Assets and Liabilities, excluding effects of acquisitions:
                Accounts receivable                                                             (4,008)              (1,297)
                Note receivable                                                                      -                4,150
                Inventories                                                                     (2,184)                 (26)
                Prepaid expenses and other current assets                                         (373)                (143)
                Accounts payable                                                                   (35)                (507)
                Accrued expenses                                                                (2,317)              (3,267)
                Deferred revenue                                                                   168               (4,978)
                                                                                        ---------------      ---------------
  Net cash used in operating activities                                               $         (7,131)   $          (4,450)
                                                                                        ---------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
                Acquisition of Terran Interactive, Inc., net of cash acquired                     (350)              (1,890)
                Acquisition of Wired, Inc., net of cash acquired                                (1,487)                   -
                Acquisition of 21st Century Media LLC, net of cash acquired                       (481)                   -
                Acquisition of J2 Digital Media Inc., net of cash acquired                        (152)                   -
                Acquisition of certain assets of Integrated Computing Engines, Inc.             (1,797)                   -
                Purchases of property and equipment                                             (1,614)              (1,155)
                Other assets                                                                    (1,225)                (160)
                Purchase of intangible assets                                                     (227)                   -
                Net proceeds on the sale of other assets                                             -                6,637
                Proceeds from sales of marketable securities, net                                5,405                5,112
                                                                                        ---------------      ---------------
  Net cash (used in) provided by investing activities                                 $         (1,928)    $          8,544
                                                                                        ---------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
                Net repayments on short term borrowings                                              -               (1,340)
                Proceeds from issuance of common stock pursuant to stock plans                   4,472                  511
                Purchase of treasury stock                                                           -                 (202)
                                                                                        ---------------      ---------------
  Net cash provided by (used in) financing activities                                 $          4,472    $          (1,031)
                                                                                        ---------------     ----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                              -                 (148)
NET DECREASE IN CASH DURING EXCLUDED PRE-MERGER PERIOD (Note 4b)                                (1,483)                   -
                                                                                        ---------------      ---------------

NET (DECREASE)  INCREASE IN CASH AND CASH EQUIVALENTS                                 $         (6,070)    $          2,915

CASH AND CASH EQUIVALENTS, beginning of period                                                  13,858                7,849
                                                                                        ---------------      ---------------

CASH AND CASH EQUIVALENTS, end of period                                              $          7,788     $         10,764
                                                                                        ===============      ===============

                                                                                           Nine Months Ended August 31,
                                                                                             2000                 1999
                                                                                             ----                 ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                                                       13                    2
                                                                                        ===============     ================
   Cash paid for interest                                                             $              -     $              -
                                                                                        ===============     ================
OTHER TRANSACTIONS NOT USING CASH:
   Increase (Decrease) in value of marketable securities                              $             27     $           (472)
                                                                                        ===============      ===============
                                                                                           Nine Months Ended August 31,
                                                                                             2000                 1999
                                                                                             ----                 ----
   SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

   In connection with the acquisition of Wired, Inc., the following non-cash transaction occurred:
   Fair value of assets acquired                                                      $          3,180     $              -
   Cash paid for acquisition and acquisition costs                                               1,487
                                                                                        ---------------      ---------------
   Note payable and liabilities assumed                                               $          1,693     $              -
                                                                                        ===============      ===============

   In connection with the acquisition of 21st Century Media, LLC, the following non-cash transaction occurred:
   Fair value of assets acquired                                                      $          1,130     $              -
   Cash paid for acquisition and acquisition costs                                                 481
                                                                                        ---------------      ---------------
   Common stock issued and liabilities assumed                                        $            649     $              -
                                                                                        ===============      ===============

   In connection with the acquisition of J2 Digital Media, Inc., the following non-cash transaction occurred:
   Fair value of assets acquired                                                      $            280     $              -
   Cash paid for acquisition and acquisition costs                                                 152
                                                                                        ---------------      ---------------
   Liabilities assumed                                                                $            128     $              -
                                                                                        ===============      ===============

   In connection with the acquisition of certain assets of Integrated Computing
     Engines, Inc., The following non-cash transaction occurred:
   Fair value of assets acquired                                                      $          2,775     $              -
   Cash paid for acquisition and acquisition costs                                               1,797
                                                                                        ---------------      ---------------
   Common stock issued                                                                $            978     $              -
                                                                                        ===============      ===============

   In connection with the acquisition of Terran Interactive, Inc., the following non-cash transaction occurred:
   Fair value of assets acquired                                                      $            350     $          2,558
   Cash paid for acquisition and acquisition costs                                                 350                1,890
                                                                                        ---------------      ---------------
   Liabilities assumed                                                                $              -     $            668
                                                                                        ===============      ===============

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

The Company develops, markets, sells, and supports digital video and web-based streaming media software and systems, or tools, that enable new Internet broadcasters and traditional broadcasters, corporate marketing professionals, and educators to create and deliver high-quality video programs. The Company markets and delivers its products to end users through its web sites as well as through a worldwide channel of specialized value-added resellers ("VARs") that sell, assemble, and install turnkey systems using personal computers, disk drives, and ancillary video equipment.

In June 1999, the Company acquired Terran Interactive Inc. ("Terran"), a leading supplier of software tools for high quality Internet and DVD video. In December 1999, the Company acquired Wired, Inc. ("Wired"), a supplier of Moving Pictures Experts Group ("MPEG") streaming media production tools for the Internet and digital video disk ("DVD") authoring.

In April 2000, the Company acquired 21st Century Media, LLC ("21st Century Media"), a leading provider of encoding, hosting, webcasting, and interactive production services. In June 2000, the Company announced it completed the acquisition of J2 Digital Media, Inc. ("J2 Digital Media"), another encoding, hosting and streaming media services provider (Note 3a). After this acquisition, J2 Digital Media Inc.'s operations were combined with the operations of 21st Century Media, and the Company launched a new division, called StreamRiver Networks, focused on providing encoding and hosting services for Internet broadcasters, web designers and digital media content creators.

 In May 2000, the Company completed its merger with Digital Origin, Inc. ("Digital Origin"). Digital Origin is a leading developer of digital video editing and effects software applications designed to support the new low-cost, high-quality digital video ("DV") camcorders used for acquiring video for Internet applications (see Note 3b).

In August 2000, the Company acquired certain strategic technology assets and intellectual properties from Integrated Computing Engines, Inc. ("ICE"). ICE is a leading provider of acceleration solutions for streaming media from the desktop (Note 3c).

2.   PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

3.   ACQUISITIONS

a.)  J2 DIGITAL MEDIA, INC.

In June 2000, the Company acquired substantially all of the assets of J2 Digital Media, a New York-based encoding, hosting and streaming media services provider for $150,000 in cash. The Company has treated the acquisition as a purchase for accounting purpose; accordingly, the Company has recorded the results of operations of J2 Digital Media's operations since the acquisition date. The Company has not included pro forma results as they are not deemed to be material.

The aggregate purchase price consisted of the following (in thousands):

        Description                                              Amount
        -----------                                              ------
       Cash                                                     $   150
       Liabilities assumed                                          128
       Acquisition costs                                              2
                                                                -------

               Total purchase price                             $   280
                                                                -------

The purchase price has been allocated to the acquired assets as follows (in thousands):

       Current assets                                           $    44
       Equipment and other assets                                    22
       Goodwill                                                     214
                                                                -------
                                                                $   280
                                                                -------

b.) DIGITAL ORIGIN

On May 9, 2000, the Company completed its merger with Digital Origin. Under the terms of the agreement, Digital Origin's shareholders and option holders received 0.5347 equivalent shares, or approximately 3.7 million Media 100 common shares, to effect the business combination. The transaction has been accounted for as a pooling of interests. As a result, all periods presented have been restated to reflect the combined operations of the two companies. As permitted by Accounting Principles Board Opinion No.16 BUSINESS COMBINATIONS (APB No.16), the November 30, 1999 balance sheet presented herein reflects the combination of the Media 100's November 30, 1999 balance sheet and Digital Origin's September 30, 1999 balance sheet. Likewise, the 1999 statements of operations and cash flows presented for the combined companies are the companies respective first, second and third fiscal quarters, which also differ by two months. In fiscal 2000, the balance sheet is as of August 31, 2000 for the combined companies and the statements of operations and cash flows represent the three and nine-month periods ended August 31, 2000 for both companies. The results of operations for Digital Origin for the two months ended November 30, 1999 have been excluded from the statement of operations and have been recorded directly to accumulated deficit as permitted by APB No.16. Net cash flows for Digital Origin for the two months ended November 30, 1999 have been included in the statement of cash flows as a single line item.

Results for Digital Origin for the two month period ended November 30, 1999 which have been recorded directly to accumulated deficit were as follows:

                                                       Two months ended
                                                       November 30, 1999
                                                       -----------------
        Sales                                              $     1,953
        Cost of sales                                              719
                                                           -----------
            Gross profit                                         1,234
        Operating expenses                                       1,695
                                                           -----------
            Operating loss                                        (461)
        Other income (expense), net                                (41)
                                                           -----------
            Net loss                                       $      (502)
                                                           ===========

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

Separate and combined results of Media 100 and Digital Origin during the periods preceding the merger were as follows:

                                                                   Media 100     Digital Origin   Eliminations      Combined
                                                               ----------------------------------------------------------------


       (NINE MONTHS ENDED AUGUST 31, 2000)(a)

       Net sales                                                        50,995           7,373           (562)          57,806
       Net income (loss)                                                (1,822)         (1,436)             -           (3,258)

       (THREE MONTHS ENDED AUGUST 31, 1999)

       Net sales                                                        13,116           3,782               -          16,898
       Net income (loss)                                                  (172)          1,814               -           1,642

       (NINE MONTHS ENDED AUGUST 31, 1999)

       Net sales                                           $            37,792  $        9,249  $            -   $      47,041
       Net income (loss)                                   $              (684) $        5,689  $            -   $       5,005


      (a) Digital Origin results represent December 1, 1999 through May 9, 2000. Results subsequent to May 9, 2000 included In Media 100 results.

c.) INTEGRATED COMPUTING ENGINES

In August 2000, the Company acquired certain strategic technology assets and intellectual properties from Integrated Computing Engines, Inc. ("ICE"). ICE is a leading provider of acceleration solutions for streaming media from the desktop. In connection with the acquisition, the Company paid approximately $1,735,000 in cash and issued 61,577 shares of the Company's common stock for certain assets of ICE. The Company has treated the acquisition as a purchase for accounting purposes; accordingly, the Company has recorded the results of operations of ICE's operations since the acquisition date.

The aggregate purchase price consisted of the following (in thousands):

        Description                                              Amount
        -----------                                              ------

        Cash                                                     $1,735
        Common stock                                                978
        Acquisition costs                                            62
                                                                 ------

               Total purchase price                              $2,775
                                                                 ------


The purchase price has been allocated to the acquired assets as follows (in thousands):

        Current assets                                           $  503
        Goodwill and other intangible assets                      2,272
                                                                 ------
                                                                 $2,775
                                                                 ------

The Company is currently having an appraisal performed to determine the allocation of the purchase price. The amounts above represent a preliminary allocation based on management estimates.

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

Marketable securities held as of August 31, 2000 and November 30, 1999 consist of the following (in thousands):

                                                              Maturity                  2000           1999
                                                             ----------                ------         ------
      Investments available for sale:
        U.S. Treasury Notes                                less than 1 year     $             505 $           -
        U.S. Treasury Notes                                1 - 5 years                      3,010         4,538
                                                                                   --------------- -------------
           Total U.S. Treasury Notes                                                        3,515         4,538

        Municipal Bonds                                    less than 1 year                   861         1,797

        U.S. Agency Bonds                                  less than 1 year                 1,510             -
        U.S. Agency Bonds                                  1 - 5 years                        990         3,008
                                                                                   --------------- -------------
           Total U.S. Agency Bonds                                                          2,500         3,008

        Money Market Instruments                           less than 1 year                   358         3,689

        Corporate Obligations                              less than 1 year                 3,410         4,042
        Corporate Obligations                              1 - 5 years                      2,490         4,784
                                                                                   --------------- -------------
           Total Corporate Obligations                                                      5,900         8,826

        Total investments available for sale                                               13,134        21,858
        Less: cash and cash equivalents                                                     (358)       (3,689)
                                                                                   --------------- -------------
        Total marketable securities                                             $          12,776 $      18,169
                                                                                   =============== =============


Marketable securities had a cost of $12,960 and $18,380, and a market value of $12,776 and $18,169 at August 31, 2000 and November 30, 1999, respectively.

5.  INVENTORIES

Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following (in thousands):

                                                                  August 31,             November 30,
                                                                     2000                    1999
                                                                ---------------        -----------------
           Raw materials                                     $           2,506      $               556
           Work-in-process                                                 823                      498
           Finished goods                                                1,675                      635
                                                                ---------------        -----------------
                                                             $           5,004      $             1,689
                                                                ===============        =================

Work-in-process and finished goods inventories include material, labor and manufacturing overhead. Management performs periodic reviews of inventory and disposes of items not required by their manufacturing plan.

6.   PROPERTY AND EQUIPMENT, NET

Property and equipment, net is stated at cost, less accumulated depreciation and amortization, and consists of the following (in thousands):

                                                                       August 31,             November 30,
                                                                          2000                    1999
                                                                     ---------------        -----------------
       Machinery and equipment                                    $          13,018      $            11,535
       Purchased software                                                     7,010                    8,026
       Furniture and fixtures                                                 1,728                    1,606
       Vehicles                                                                  11                       11
       Leasehold improvements                                                 1,613                    1,599
                                                                     ---------------        -----------------
                                                                  $          23,380                   22,777
       Less accumulated depreciation and amortization                       (16,670)                 (15,542)
                                                                     ---------------        -----------------
                                                                  $           6,710      $             7,235
                                                                     ===============        =================


7.  INTANGIBLE ASSETS, NET

Intangible assets consist of the following as of August 31, 2000 and November 30, 1999 (in thousands):

                                                                       August 31,             November 30,
                                                                          2000                    1999
                                                                     ---------------        -----------------
       Patents and Trademarks                                     $             397      $               169
       Acquired Technology                                                    2,460                    1,560
       Goodwill                                                               8,664                      101
                                                                     ---------------        -----------------
                                                                             11,521                    1,830
       Less accumulated amortization                                         (2,039)                    (270)
                                                                     ---------------        -----------------
                                                                  $           9,482      $             1,560
                                                                     ===============        =================

Patents and trademarks are being amortized over periods ranging from three to five years, their estimated useful lives. The Company is amortizing goodwill and acquired technology related to each of its acquisitions using the straight-line method over two to three years, their estimated useful lives. In connection with a prior business combination, the Company has accrued $3,532 as additional goodwill pursuant to an earnout provision that has been met. The Company will amortize this additional goodwill over its remaining useful life.

8.  NET INCOME (LOSS) PER SHARE

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

The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share (in thousands):

                                                                  Three months ended August 31,      Nine months ended August 31,
                                                                       2000             1999            2000             1999
                                                                 ----------------- --------------- --------------- -----------------
       Basic net income (loss)  - weighted average
         common outstanding                                                12,136          11,297          11,916            11,266
       Effect of potential common shares - stock options
         and warrants outstanding (unless antidilutive)                     1,031             449               -               377
                                                                 ----------------- --------------- --------------- -----------------
       Diluted net income (loss)  - weighted average shares
        and potential common shares outstanding                            13,167          11,746          11,916            11,643
                                                                 ================= =============== =============== =================
       Options not included in computation of diluted net
       income (loss) per share due to their antidilutive effect             1,302             465              94               851
                                                                 ================= =============== =============== =================

9.  CONTINGENCIES

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

     On August 16, 2000, the U.S. Patent and Trademark Office issued an Office Action rejecting all of the claims made by Avid in their latest request for reexamination of the patent related to the aforementioned lawsuit. In addition, the Examiner at the U.S. Patent and Trademark Office designated the action as "final". Avid has the right to appeal the rejections to the Patent Office Board of Appeals and the Company plans to continue to monitor the proceedings. There can be no assurance that the Company will prevail in the event of an appeal by Avid or that the expense or other effects of the appeal, whether or not the Company prevails, will not have a material adverse effect on the Company's business, operating results and financial condition.

     Based on new information concerning the Avid litigation, the Company revised its estimate of costs necessary to bring this matter to its conclusion. As a result, the Company reversed $750,000 of the related accrual during the three months ended August 31, 2000.

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

(c) On July 18, 1997, Intelligent Electronics, Inc. filed a claim against Digital Origin alleging a breach of contract and related claims in the approximate amount of $800,000, maintaining that Digital Origin failed to comply with various return, price protection, inventory balancing and marketing development funding undertakings. In 1997, Digital Origin filed an answer to the complaint and cross-claimed against the plaintiffs and in October 1997 additionally cross claimed against Deutsche Financial, Inc., a factor in the account relationship between the Company and the plaintiffs, seeking the recovery of existing accounts receivable of approximately $1.8 million. During May 2000, the trial was completed and the Court entered two judgments in favor of Digital Origin, one in the amount of $314,000 relating to existing accounts receivable plus interest against Intelligent Electronics and one in the amount of $1,491,000 plus interest against Deutsche Financial, Inc. In September 2000, Intelligent Electronics, Inc. paid $314,000 plus interest of $139,000 and reimbursement of certain costs in the amount of $20,000 to the Company. Deutsche Financial, Inc. has requested that the Court reconsiders various portions of its rulings, and an appeal of the final judgment is expected.

     Pursuant to APB Opinion No. 20, Accounting Changes, the Company revised its estimate of the allowance for doubtful accounts by reversing $314,000 of the allowance in the three months ended August 31, 2000. The Company considers the balance of the recovery from Intelligent Electronics (interest and court costs) to be a gain contingency, as this term is defined in SFAS No. 5, Accounting for Contingencies. Accordingly, the Company will record the interest and court costs in the fourth quarter of 2000, the period in which the gain contingency was realized.

     The Company has not recorded any amounts pursuant to the Deutsche Financial, Inc. judgement, pending completion of the appeals process, as neither the collection of the outstanding accounts receivable nor the interest and court costs is certain.

(d) From time to time the Company is involved in other disputes and/or litigation encountered in its normal course of business. The Company does not believe that the ultimate impact of the resolution of such other outstanding matters will have a material effect on the Company's business, operating results or financial condition.

10.  ACCRUED EXPENSES

Accrued expenses at August 31, 2000 and November 30, 1999 consist of the following (in thousands):

                                                                             August 31,          November 30,
                                                                                2000                   1999
                                                                           ----------------      -----------------
       Payroll and related taxes                                        $            2,714    $             3,366
       Accrued warranty                                                                562                    611
       Accrued selling and marketing                                                   251                    484
       Accrued inventory                                                             1,696                  1,041
       Accrued contingent acquisition payment                                        3,182                      -
       Accrued legal and other                                                       2,652                  5,030
                                                                           ----------------      -----------------
                                                                        $           11,057    $            10,532
                                                                           ================      =================


11.  COMPREHENSIVE INCOME (LOSS)

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

The components of the Company's comprehensive income (loss) were as follows:

                                                   Three months ended August 31,             Nine months ended August 31,
                                                     2000                 1999                2000                 1999
                                               -----------------     ----------------    ----------------    ------------------
      Net income (loss)                     $               277   $            1,642  $          (3,258)  $              5,005
      Cumulative translation adjustment                       2                   37                   -                 (148)
      Unrealized holding gain (loss) on
         available for sale securities                      150                (108)                  27                 (472)

                                               -----------------     ----------------    ----------------    ------------------
      Comprehensive income (loss)           $               429   $            1,571  $          (3,231)  $              4,385
                                               =================     ================    ================    ==================

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

Revenues are attributed to geographic areas based on where the customer is located. Segment information for the three and nine months ended August 31, 2000 and August 31, 1999 is as follows:

                                                                               Digital
                                           Internet                             Video
                                            Tools           Services           Systems          Corporate          Total
                                          -----------     --------------    ---------------    ------------    ---------------
THREE MONTHS ENDED AUGUST 31, 2000

 Net sales from external customers     $       7,648   $          2,703  $           8,961  $            -  $          19,312
                                          ===========     ==============    ===============    ============    ===============

 Gross profit                                  4,738              2,068              4,670               -             11,476
                                          ===========     ==============    ===============    ============    ===============

 Depreciation and amortization                   131                 25                701               -                857
                                          ===========     ==============    ===============    ============    ===============

 Interest income, net                              -                  -                  -             260                260
                                          ===========     ==============    ===============    ============    ===============

NINE MONTHS ENDED AUGUST 31, 2000

 Net sales from external customers     $      24,787   $          7,268  $          25,751  $            -  $          57,806
                                          ===========     ==============    ===============    ============    ===============

 Gross profit                                 14,709              6,001             13,369               -             34,079
                                          ===========     ==============    ===============    ============    ===============

 Depreciation and amortization                   439                 64              2,125               -              2,628
                                          ===========     ==============    ===============    ============    ===============

 Interest income, net                                                                                  809                809
                                          ===========     ==============    ===============    ============    ===============

 Income taxes                          $           -   $              -  $               -  $           30  $              30
                                          ===========     ==============    ===============    ============    ===============

THREE MONTHS ENDED AUGUST 31, 1999

 Net sales from external customers     $       5,231   $          2,221  $           9,446  $            -  $          16,898
                                          ===========     ==============    ===============    ============    ===============

 Gross profit                                  3,622              1,910              5,095               -             10,627
                                          ===========     ==============    ===============    ============    ===============

 Depreciation and amortization                    32                 19                876               -                927
                                          ===========     ==============    ===============    ============    ===============

 Interest income, net                              -                  -                  -             314                314
                                          ===========     ==============    ===============    ============    ===============

NINE MONTHS ENDED AUGUST 31, 1999

 Net sales from external customers     $      10,698   $          6,493  $          29,850  $            -  $          47,041
                                          ===========     ==============    ===============    ============    ===============

 Gross profit                                  6,979              5,525             16,529               -             29,033
                                          ===========     ==============    ===============    ============    ===============

 Depreciation and amortization                   101                 52              2,596               -              2,749
                                          ===========     ==============    ===============    ============    ===============

 Interest income, net                              -                  -                  -             990                990
                                          ===========     ==============    ===============    ============    ===============

Interest income and income taxes are considered corporate level activities and are, therefore, not allocated to segments. Management believes transfers between geographic areas are accounted for on an arms-length basis.

Net sales by geographic area for the three and nine months ended August 31, 2000 and August 31, 1999 were as follows (in thousands):

                                                               Three months ended
                                                         August 31,           August 31,
                                                           2000                1999
                                                       --------------     ----------------
   United States                                    $         13,916  $            11,737
   United Kingdom, Sweden, Denmark and Norway                  1,662                1,482
   Germany, Austria and Switzerland                              598                  868
   France, Spain and Benelux                                   1,151                  971
   Japan                                                         987                  914
   Other foreign countries                                       998                  926
                                                       --------------     ----------------
                                                    $         19,312  $            16,898
                                                       ==============     ================

                                                               Nine months ended
                                                        August 31,          August 31,
                                                           2000                1999
                                                      --------------    ----------------

   United States                                    $        37,312  $           30,683
   United Kingdom, Sweden, Denmark and Norway                 4,567               4,555
   Germany, Austria and Switzerland                           3,336               2,182
   France, Spain and Benelux                                  4,590               2,815
   Japan                                                      2,543               2,745
   Other foreign countries                                    5,458               4,061
                                                      --------------    ----------------
                                                    $        57,806  $           47,041
                                                      ==============    ================


Long-lived tangible assets by geographic area for the quarters ended August 31, 2000 and November 30, 1999 consist of the following (in thousands):

                                                        August 31,        November 30,
                                                           2000               1999
                                                     ---------------   -----------------

   United States                                   $          6,482  $            6,877
   United Kingdom                                                96                 146
   France                                                        67                  89
   Germany                                                       49                  97
   Italy                                                         16                  26
                                                     ---------------   -----------------
                                                   $          6,710  $            7,235
                                                     ===============   =================


13.  NOTE PAYABLE

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

In April 2000, the Company acquired 21st Century Media, LLC ("21st Century Media"), a leading provider of encoding, hosting, webcasting, and interactive production services. In June 2000, the Company announced it completed the acquisition of J2 Digital Media, Inc. ("J2 Digital Media"), another encoding, hosting and streaming media services provider. After this acquisition, J2 Digital Media Inc.'s operations were combined with the operations of 21st Century Media, and the Company launched a new division, called StreamRiver Networks, focused on providing encoding and hosting services for Internet broadcasters, web designers and digital media content.

 In May 2000, the Company completed its merger with Digital Origin, Inc. ("Digital Origin"). Digital Origin is a leading developer of digital video editing and effects software applications designed to support the new low-cost, high-quality digital video ("DV") camcorders used for acquiring video for Internet applications. As a result of the merger, all periods presented have been restated to reflect the combined operations of the two companies. As permitted by Accounting Principles Board Opinion No.16 BUSINESS COMBINATIONS (APB No.16), the November 30, 1999 balance sheet presented herein reflects the combination of the Media 100's November 30, 1999 balance sheet and Digital Origin's September 30, 1999 balance sheet. Likewise, the 1999 statements of operations and cash flows presented for the combined companies are the companies first and second and third fiscal quarters, which also differ by two months. In fiscal 2000, the balance sheet is as of August 31, 2000 for the combined companies and the statements of operations and cash flows represent the three and nine-month periods ended August 31, 2000 for both companies. The results of operations for Digital Origin for the two months ended November 30, 1999 have been excluded from the statement of operations and have been recorded directly to accumulated deficit as permitted by APB No.16. Net cash flows for Digital Origin for the two months ended November 30, 1999 have been included in the statement of cash flows as a single line item.

In August 2000, the Company acquired certain strategic technology assets and intellectual properties from Integrated Computing Engines, Inc. ("ICE"). ICE is a leading provider of acceleration solutions for streaming media from the desktop.

Results of Operations

The following table shows certain consolidated statements of operations data as a percentage of net sales.

                                                  Three months ended August 31,                  Nine months ended August 31,
                                                   2000                  1999                  2000                   1999
                                               --------------       ---------------        --------------       -----------------
      Net sales:
         Products                                       86.0%                 86.9%                 87.4%                   86.2%
         Services                                       14.0                  13.1                  12.6                    13.8
                                               --------------       ---------------        --------------       -----------------
      Total net sales                                  100.0                 100.0                 100.0                   100.0
      Cost of sales                                     40.6                  37.1                  41.0                    38.3
                                               --------------       ---------------        --------------       -----------------
           Gross profit                                 59.4                  62.9                  59.0                    61.7
      Operating expenses:
           Research and development                     22.4                  22.9                  20.6                    26.1
           Selling and marketing                        25.2                  26.3                  26.8                    29.0
           General and administrative                    5.7                  10.9                  10.5                    11.0
            Amortization of intangible
                assets                                   4.4                    .6                   2.9                      .2
            Acquired in-process research
                and development                            -                   2.5                   0.8                      .9
            Restructuring expense                          -                   2.5                     -                      .9
            Merger related costs                           -                     -                   3.5                       -
                                               --------------       ---------------        --------------       -----------------
               Total operating expenses                 57.6                  65.7                  65.1                    68.2
      Operating income (loss)                            1.8                 (2.8)                  (6.2)                   (6.5)
      Interest income, net                               1.3                   1.9                   1.4                     2.1
      Other income (expense), net                      (1.7)                  10.6                  (0.8)                   15.0
                                               --------------       ---------------        --------------       -----------------
      Income (loss) before tax provision                 1.4                   9.7                  (5.6)                   10.6
      Tax provision                                        -                     -                     -                       -
                                               --------------       ---------------        --------------       -----------------
      Net income (loss)                                  1.4%                  9.7%                 (5.6)%                  10.6%
                                               ==============       ===============        ==============       =================


Comparison of Third Fiscal Quarter of 2000 to Third Fiscal Quarter of 1999

Net sales. Net sales for the third fiscal quarter ended August 31, 2000 were $19.3 million an increase of $2.4 million, or 14.3%, from the same period a year ago. Net sales from products for the third fiscal quarter ended August 31, 2000 were $16.6 million, an increase of $1.9 million or 13.2%, from the same period a year ago. The increase in net sales from products is due primarily to Internet tool sales from the Company's wholly owned subsidiaries Terran, Wired and Digital Origin. Internet tools sales for the third fiscal quarter ended August 31, 2000 increased to $7.6 million from $5.2 million in the same period a year ago. The Company acquired Terran in June 1999, acquired Wired in December 1999 and merged with Digital Origin in May 2000. The increase in sales of Internet tools was offset by a decrease of $0.4 million in digital video sales to $9.0 million in the third fiscal quarter ended August 31, 2000 from $9.4 million in the same period a year ago. Net sales from services for the third fiscal quarter ended August 31, 2000 were $2.7 million, an increase of $.5 million or 21.7%, from the same period a year ago. The increase in net sales from services is due to new customers purchasing and existing customers renewing their support contracts, and initial sales from the Company's recently announced streaming media services division, StreamRiver Networks.

Gross profit. The Company's gross profit increased 8.0% to $11.5 million in the third fiscal quarter of 2000 from $10.6 million in the third fiscal quarter of 1999. Overall gross profit as a percentage of net sales was 59.4% in the third fiscal quarter of 2000 compared to 62.9% in the third fiscal quarter of 1999, due primarily to lower gross margins on the Company's digital origin products. Specifically, gross profit as a percentage of net product sales decreased to 56.6% in the third fiscal quarter of 2000 from 59.4% in the third fiscal quarter of 1999, while gross profit as a percentage of net sales of services decreased to 76.5% in the third fiscal quarter of 2000 from 86.0% in the third fiscal quarter of 1999.

Research and development. Research and development expenses increased 11.4% to $4.3 million in the third fiscal quarter of 2000 from $3.9 million in the same period a year ago. Research and development expenses consist primarily of salaries and related benefits, consultants, outside services, occupancy and depreciation. The Company currently anticipates research and development expenses will increase in absolute dollars in fiscal 2000 versus fiscal 1999 due to continued research and development of new technology, as well as, the acquisitions of Terran, Wired and Digital Origin and the planned development of their products.


Selling and marketing. Selling and marketing expenses increased 9.6% to $4.9 million in the third fiscal quarter of 2000 from $4.4 million in the same period a year ago. Selling expenses consist primarily of salaries and related benefits, commissions, travel, occupancy and depreciation. Marketing expenses consist primarily of salaries and related benefits, trade shows, seminars, advertising, website development and lead generation activities. The increase in selling and marketing expenses resulted primarily from the acquisition of Terran and Wired and the merger with Digital Origin and the Company's promotion of the streaming media tools acquired as part of these transactions. The Company currently anticipates that its selling and marketing expenses will increase in absolute dollars in fiscal 2000 versus fiscal 1999 as the Company increases its focus on the Internet and the related support of the Company's promotion of its streaming media tools.

General and administrative. General and administrative expenses decreased 40.3% to $1.1 million in the third fiscal quarter of 2000 from $1.9 million in the same period a year ago. General and administrative expenses include the cost of human resources, finance, information technology, legal and other administrative functions of the Company. The decrease in general and administrative expenses was due to a reduction of $314,000 in the allowance for doubtful accounts as a result of a settlement agreement reached between the Company and one of its customers (See Note 9 to the financial statements). General and administrative expenses were also affected by a reduction of $750,000 in the legal reserve account due to the Office Action from the U.S. Patent and Trademark Office in the Avid reexamination proceedings (See Note 9 to financial statements).

Amortization of intangible assets. The Company recorded an expense for the amortization of intangible assets of $850,000 in the third fiscal quarter of 2000 as a result of the acquisitions of Terran, Wired, 21st Century Media and J2 Digital Media. The Company recorded an expense of $92,000 for the amortization of intangible assets in the third quarter of fiscal 1999 as a result of the Terran acquisition.

Acquired in-process research and development. In connection with the acquisition of Terran Interactive, the Company allocated $430,000 of the purchase price to in-process research and development projects for the three months ended August 31, 1999. These allocations represented the appraised fair value based on risk-adjusted cash flows related to incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date. There were no such charges in the three months ended August 31, 2000.

Restructuring expense. In the third quarter of 1999, the Company implemented a restructuring plan to better align its operating costs with its anticipated future revenue stream. The major component of the restructuring charge relates to the elimination of approximately 12 employees across the following functions:
Product Development (4), Selling and marketing (7) and General and administration (1). At August 31, 1999 approximately $366,000 of the accrued restructuring charge remained, which is comprised of severance-related costs. The total cash impact of the restructuring amounted to approximately $424,000. The total cash paid as of August 31, 1999 was $58,000 and the remaining amount was paid in fiscal 2000. There were no such charges in the three months ended August 31, 2000.

Interest income. Interest income for the third fiscal quarter ended August 31, 2000 was $260,000, a decrease of $54,000, or 17.2%, from the comparable quarter a year ago. The decrease in interest income is due to lower cash and cash equivalents and marketable securities in the third fiscal quarter of 2000, compared to the third fiscal quarter of 1999. The Company currently anticipates interest income will decline in fiscal 2000 versus 1999 due to additional reductions of cash resulting from the acquisition of Wired and 21st Century Media and an additional cash payment due to the former shareholders of Terran.

 Other income (expenses), net. Other income (expense), net was ($337,000) in the third fiscal quarter of 2000 compared to $1.8 million in the same period a year ago. The expense of $337,000 relates primarily to foreign exchange losses on inter-company transactions with the Company's foreign subsidiaries. The income of $1.8 million relates primarily to the licensing of technology by Digital Origin of its monitor and color publishing business to another company.

Tax provision. The Company has not provided for a tax provision for the third fiscal quarter ended August 31, 2000 due to the net loss incurred for the first nine months of the fiscal year.

Net income (loss). Net income for the third fiscal quarter ended August 31, 2000 was $277,000, or $0.02 per share, compared to a net income of $1.64 million, or $0.15 per share, for the same period a year ago.

Comparison of First Nine Months of 2000 to First Nine Months of 1999

Net sales. Net sales for nine months ended August 31, 2000 were $57.8 million an increase of $10.8, or 22.9%, from the same period a year ago. Net sales from products for the nine months ended August 31, 2000 were $50.5 million, an increase of $10.0 million or 24.6%, from the same period a year ago. The increase in net sales from products is due primarily to Internet tool sales from the Company's wholly owned subsidiaries Terran, Wired and Digital Origin. Internet tools sales for the nine months ended August 31, 2000 increased to $24.8 million from $10.7 million in the same period a year ago. The Company acquired Terran in June 1999, acquired Wired in December 1999 and merged with Digital Origin in May 2000. The increase in Internet tool sales was offset by a decrease of $4.1 million in digital video sales to $25.7 million in the nine months ended August 31, 2000 from $29.9 million in the same period a year ago. Net sales from services for the nine months ended August 31, 2000 were $7.3 million, an increase of $.8 million or 12.0%, from the same period a year ago. The increase in net sales from services is due to new customers purchasing and existing customers renewing their support contracts, and initial sales from the Company's recently announced streaming media services division, StreamRiver Networks.

Gross profit. The Company's gross profit increased 17.4% to $34.1 million for the nine months ended August 31, 2000 from $29.0 million for the same period a year ago. Overall gross profit as a percentage of net sales was 59.0% for the nine months ended August 31, 2000 compared to 61.7% for the same period a year ago, due primarily to lower gross margins on the Company's Digital Origin products. Specifically, gross profit as a percentage of net product sales decreased to 55.6% for the nine months ended August 31, 2000 from 58.0% for the same period a year ago, while gross profit as a percentage of net sales of services decreased to 82.6% for the nine months ended August 31, 2000 from 85.1% in the same period a year ago.

Research and development. Research and development expenses decreased 3.1% to $11.9 million for the nine months ended August 31, 2000 from $12.3 million in the same period a year ago. Research and development expenses consist primarily of salaries and related benefits, consultants, outside services, occupancy and depreciation. The Company currently anticipates research and development expenses will increase in absolute dollars in fiscal 2000 versus fiscal 1999 due to continued research and development of new technology, as well as, the acquisitions of Terran, Wired and Digital Origin and the planned development of their products.

Selling and marketing. Selling and marketing expenses increased 13.8% to $15.5 million for the nine months ended August 31, 2000 from $13.6 million in the same period a year ago. Selling expenses consist primarily of salaries and related benefits, commissions, travel, occupancy and depreciation. Marketing expenses consist primarily of salaries and related benefits, trade shows, seminars, advertising, website development and lead generation activities. The increase in selling and marketing expenses resulted primarily from the acquisition of Terran and Wired and the merger with Digital Origin and the Company's promotion of the streaming media tools acquired as part of these transactions. The Company currently anticipates that its selling and marketing expenses will increase in absolute dollars in fiscal 2000 versus fiscal 1999 as the Company increases its focus on the Internet and the related support of the Company's promotion of its streaming media tools.

General and administrative. General and administrative expenses increased 16.7% to $6.1 million for the nine months ended August 31, 2000 from $5.2 million in the same period a year ago. General and administrative expenses include the cost of human resources, finance, information technology, legal and other administrative functions of the Company. The increase in general and administrative expenses resulted primarily from increased personnel costs as a result of the acquisitions of Terran and Wired, and legal expenses related to a lawsuit involving Digital Origin. This increase was partially offset by a reduction of $314,000 in the allowance for doubtful accounts as a result of a settlement agreement reached between the Company and one of its customers (See
Note 9 to the financial statements). General and administrative expenses were also affected by a reduction of $750,000 in the legal reserve account due to the Office Action from the U.S. Patent and Trademark Office in the Avid reexamination proceedings (See Note 9 to the financial statements).

Amortization of intangible assets. The Company recorded an expense for the amortization of intangible assets of $1,686,000 for the nine months ended August 31, 2000 as a result of the acquisitions of Terran, Wired, 21st Century Media and J2 Digital Media. The Company recorded an expense of $92,000 for the amortization of intangible assets for the nine months ended August 31, 1999 as a result of the Terran acquisition.

Acquired in-process research and development. In connection with the acquisition of Wired, the Company expensed $470,000 of the purchase price to in-process research and development projects for the nine months ended August 31, 2000. In connection with the acquisition of Terran Interactive, the Company allocated $430,000 of the purchase price to in-process research and development projects for the three months ended August 31, 1999. These allocations represented the appraised fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

Restructuring expense. In the third quarter of 1999, the Company implemented a restructuring plan to better align its operating costs with its anticipated future revenue stream. The major component of the restructuring charge relates to the elimination of approximately 12 employees across the following functions:
Product Development (4), Selling and marketing (7) and General and administration (1). At August 31, 1999 approximately $366,000 of the accrued restructuring charge remained, which is comprised of severance-related costs. The total cash impact of the restructuring amounted to approximately $424,000. The total cash paid as of August 31, 1999 was $58,000 and the remaining amount was paid in fiscal 2000. There were no such charges in the nine months ended August 31, 2000.

Merger related costs. In connection with the merger with Digital Origin, the Company incurred direct, acquisition-related charges of approximately $2.0 million, consisting primarily of investment bank fees, legal and accounting fees. There was no similar expense recorded in the same period a year ago.

Interest income. Interest income for the nine months ended August 31, 2000 was $809,000, a decrease of $181,000, or 18.3%, from the comparable quarter a year ago. The decrease in interest income is due to lower cash and cash equivalents and marketable securities in the first nine months of fiscal 2000, compared to the same period a year ago. The Company currently anticipates interest income will decline in fiscal 2000 versus 1999 due to additional reductions of cash resulting from the acquisition of Wired and 21 Century Media and an additional cash payment due to the former shareholders of Terran.

Other income (expenses), net. Other income (expense), net was ($465,000) for the first nine months of fiscal 2000 compared to $7.0 million in the same period a year ago. The expense of $465,000 relates primarily to foreign exchange losses on inter-company transactions with the Company's foreign subsidiaries. The income of $7.0 million relates primarily to licensing technology from Digital Origin's monitor and color publishing business and a gain on the sale of Digital Origin's Color Server Group to another company.

Tax provision. The Company has provided for a tax provision in the amount of $30,000 for the nine months ended August 31, 2000, compared to no tax provision in 1999. The tax provision is based on the statutory rate, offset by the expected utilization of net operating loss carryforwards and tax credits available to the Company.

Net income (loss). The net loss for the nine months ended August 31, 2000 was ($3.258) million, or ($0.27) per share, compared to a net income of $5.0 million, or $0.44 per share, for the same period a year ago.

Liquidity and Capital Resources

The Company has funded its operations to date primarily from public offerings of equity securities and cash flows from operations. As of August 31, 2000, the Company's principal sources of liquidity included cash and cash equivalents and marketable securities totaling approximately $20,564,000.

For the nine months ended August 31, 2000, cash used in operating activities was approximately $7,131,000 compared to cash used in operations of approximately $4,450,000 for the same period a year ago. Cash used in operations during the first nine months of fiscal 2000 was due to increases in accounts receivable of $4,008,000, inventories of $2,184,000, prepaid expenses of $373,000, decreases in accounts payable of $35,000 and accrued expenses of $ 2,317,000 offset by an increase in deferred revenue of $168,000. Net cash used in investing activities was approximately $1,928,000 during the first nine months of fiscal 2000, compared to cash provided by investing activities of approximately $8,544,000 for the same period a year ago. Cash used in investing activities during the nine months ended August 31, 2000 was related to the acquisitions of Terran, Wired, 21st Century, J2 Digital Media, and Integrated Computing Engines in the amounts of $350,000, $1,487,000, $481,000, $152,000 and $1,797,000 respectively, purchases of property and equipment of $1,614,000, intangible assets of $227,000 and purchases of other assets of $1,225,000. In addition, the Company received net proceeds on the sale of marketable securities of $5,405,000. Cash provided by financing activities during the first nine months of fiscal 2000 was approximately $4,472,000 compared to cash used in financing activities of $1,031,000 for the same period a year ago. Cash provided by financing activities in the first nine months of fiscal 2000 came from proceeds from the issuance of common stock pursuant to stock plans.

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


ACQUISITION RELATED RISKS. During the fiscal year ended November 30, 1999, the Company completed the Terran acquisition. During the first fiscal quarter of 2000, the Company completed the acquisition of Wired. During the second fiscal quarter of 2000, the Company completed the 21st Century Media acquisition and the merger with Digital Origin. During the third quarter of fiscal 2000, the Company acquired J2 Digital Media and acquired certain strategic technology assets and intellectual properties from Integrated Computing Engines, Inc. The Company's business and results of operations could be materially adversely affected in the event the Company fails to complete publicly announced acquisitions or to successfully integrate the business and operations of these acquisitions. The Company may continue in the future to acquire existing businesses, products, and technologies to enhance and expand its line of products. Such acquisitions may be material in size and in scope. There can be no assurance that the Company will be able to identify, acquire, or profitably manage additional business or successfully integrate any acquired businesses into the Company without substantial expenses, delays, or other operational or financial problems. Acquisitions involve a number of special risks and factors, including increasing competition for attractive acquisition candidates in the Company's markets, the technological enhancement and incorporation of acquired products into existing product lines and services, the assimilation of the operations and personnel of the acquired companies, failure to retain key acquired personnel, adverse short-term effects on reported operating results, the amortization of acquired intangible assets, the assumption of undisclosed liabilities of any acquired companies, the failure to achieve anticipated benefits such as cost savings and synergies, as well as the diversion of management's attention during the acquisition and integration process. Some or all of these special risks and factors may have a material adverse impact on the Company's business, operating results, and financial condition.


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

On August 16, 2000, the U.S. Patent and Trademark Office issued an Office Action rejecting all of the claims made by Avid in their latest request for reexamination of the patent related to the aforementioned lawsuit. In addition, the Examiner at the U.S. Patent and Trademark Office designated the action as "final". Avid has the right to appeal the rejections to the Patent Office Board of Appeals and the Company plans to continue to monitor the proceedings. There can be no assurance that the Company will prevail in the event of an appeal by Avid or that the expense or other effects of the appeal, whether or not the Company prevails, will not have a material adverse effect on the Company's business, operating results and financial condition.

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

On July 18, 1997, Intelligent Electronics, Inc. filed a claim against Digital Origin alleging a breach of contract and related claims in the approximate amount of $800,000, maintaining that Digital Origin failed to comply with various return, price protection, inventory balancing and marketing development funding undertakings. In 1997, Digital Origin filed an answer to the complaint and cross-claimed against the plaintiffs and in October 1997 additionally cross claimed against Deutsche Financial, Inc., a factor in the account relationship between the Company and the plaintiffs, seeking the recovery of existing accounts receivable of approximately $1.8 million. During May 2000, the trial was completed and the Court entered two judgments in favor of Digital Origin, one in the amount of $314,000 plus interest against Intelligent Electronics and one in the amount of $1,491,000 plus interest against Deutsche Financial, Inc. In September 2000, Intelligent Electronics, Inc. paid $314,000 plus interest of $139,000 and reimbursement of certain costs in the amount of $20,000 to the Company. Deutsche Financial, Inc. has requested that the Court reconsiders various portions of its rulings, and an appeal of the final judgment is expected.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

Exhibits required as part of this Quarterly Report on Form 10-Q are listed in the exhibit index on page 27.

b) Reports on Form 8-K

No report was filed during the third quarter of fiscal year 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Media 100 Inc.





Date:    October 16, 2000      By: /s/ Steven D. Shea
                                   -------------------------------
                                    Steven D. Shea
                                    Chief Financial Officer
                                    Treasurer

                                  EXHIBIT INDEX



                      Number                              Description
                      ------                              -----------



                        27          Financial Data Schedule