Form 10-K
period 2000-11-30
MEDIA 100 INC
filed 2001-02-28
CIK 713138

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
                     For the Fiscal Year Ended: November 30, 2000

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                           For the transition period from to

                            Commission File Number: 0-14779
                ------------------------------------------------------
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

                    Yes  [X]               No  [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on January 31, 2001 as reported on the Nasdaq National Market System, was approximately $35,072,183. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of January 31, 2001 registrant had 12,295,424 shares of common stock outstanding.

                            DOCUMENTS INCORPORATED BY REFERENCE

         The information required in response to certain portions of Part III of Form 10-K is hereby incorporated by reference to the specified portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in April 2001.

===============================================================================

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

ITEM 1.  BUSINESS

COMPANY OVERVIEW

         At Media 100 Inc., we design and sell software applications, systems (comprising software and hardware), and services (for encoding and hosting digital media) that allow Internet-based ("online") and traditional broadcasters, corporate marketing professionals, and educators to create and deliver high-quality video programs as either traditional media or Internet-compatible streams ("streaming media").

         Our customers are organizations that create and deliver audio-video content to teach, train, promote, communicate, document, and entertain. These organizations include online broadcasters, traditional broadcasters, cable networks, Web creative agencies, advertising agencies, streaming services providers, film and video post-production facilities, independent production companies, performing arts facilities, professional sports organizations, university media departments, corporate training and marketing communications departments, as well as government, hospital, religious, and charity organizations. Many of these organizations have adopted our tools or use our services specifically for streaming on the Web; we are also attracting new customers who are creating and delivering video from a DVD (Digital Versatile
Disc).

         Several factors make our products attractive to customers. Our products are digital, personal computer based, easy to operate, and affordable; they support numerous key digital video and streaming standards, such as DV, RealSystem, Windows Media, QuickTime, MPEG1 (CD-ROM), MPEG2 (DVD), and MP3 (music); and many customers in the Internet and video industries regard the output picture and sound quality of our products to be superior to other compression-based digital tools. Our reputation for quality gives us a valuable marketing advantage, particularly in the streaming media market segment where improvements in quality are believed to be a requisite for greater adoption of the Internet as a broadcasting medium.

MARKET

         At Media 100 Inc., we are using digital techniques to change how audio and video content is produced and distributed. Our products process video digitally to support the steps of content creation (post production): video capture, video editing, visual effects design, graphics processing, and sound mixing. Our products can also further process video digitally to encode finished (edited) video programs into multiple different streaming formats and data rates to support broadcasting on the Internet. Our use of digital techniques to create and deliver video programs is allowing us to attract new users. For example, Web designers that previously worked only with text and graphics are adopting our tools to add musical recordings and clips of video to their sites. Much as personal computer-based desktop publishing changed the technology and economics of offset printing, and made it possible for individuals to create and distribute their own publications easily and affordably, our personal computer-based software, systems, and services permit virtually any personal computer user to create and broadcast audio and video content. We believe that as digital video (DV) camcorders, personal computers, and Internet access decrease in cost and increase in popularity, millions of businesses, schools, new media companies, and individuals will adopt digital video and streaming media technology.

         We classify the digital video and streaming media market into three broad categories: consumers, the middle market; and media professionals. The consumer segment is new and driven by the convergence of DV camcorders, home PCs, and the Internet. The middle market consists of businesses and institutions adding Internet video to their Web sites. The media professionals segment consists of new Internet-based broadcasters that are building streaming media Web sites, which they plan to expand into commerce-oriented entertainment and communications powerhouses.

Consumers

         We use the term, "consumers," to include individuals, businesses, and institutions that need to edit video at low cost and without complication. We believe this segment will grow in the future as consumers increase their purchases of DV camcorders that connect directly and easily to personal computers. The DV camcorder format allows consumers to capture video at high quality, then transfer the video digitally using an interface (cable and connector) standard, called IEEE 1394, that DV camcorders and a growing number of personal computers share. We believe that as more consumers adopt DV camcorders and personal computers, particularly for home Internet access, and as more personal computers incorporate the IEEE 1394 interface, this segment will grow to represent a significant opportunity.

The Middle Market

         The middle market segment comprises businesses, schools, the government, self-employed independent producers, and small post-production facilities that provide video-editing services to businesses and broadcast facilities. Businesses create video programs for internal purposes, such as employee training, and for external purposes, such as corporate and marketing communications. Schools create video programs to support classroom instruction, create curricula, or capture a guest speaker or football game. Post-production facilities and independent producers create professional, broadcast-quality video programs for large corporate clients and regional and national broadcasting facilities. Middle market users are often computer and video literate, and invest in new personal computer-based technology to advance productivity, increase quality, and lower costs. Increasingly, these users are adopting video editing and streaming to add audio-visual content to their Web sites. For Web site developers at schools, streaming media provides a low cost means to support distance learning and curriculum development using personal computers. Many of our corporate customers are creating Web sites with streaming media to support marketing promotions and e-commerce.

Media Professionals


         The media professionals segment comprises media companies, advertising agencies, specialized firms that design corporate Web sites, and independent post-production facilities that service all of these groups as well as traditional broadcasters. Media companies include corporations like Disney, Viacom, and AOL Time Warner that create original programming (content) for video, film, and print, as well as a new generation of Web-based networks creating video content for deployment on a Web site. Post-production companies are facilities that own state-of-the-art content creation equipment and employ full-time editors, graphic designers, and engineers, which they "rent out" to corporate, broadcast, agency, and film clients at hourly rates based on the sophistication of the selected people and equipment. Internet-based networks comprise new Web sites that permit Internet users to stream video.

         The market for our products is characterized by rapidly changing technology, evolving industry standards, and frequent new product introductions. Our future success will depend in part on our ability to enhance our existing products and to introduce new products and features in a timely manner to address our customer's requirements, respond to competitive offerings, adapt to new emerging industry standards, and take advantage of new enabling technologies that could render our existing products obsolete. For a further discussion of the risks and uncertainties associated with new product development and product introductions and transitions, see "Certain Factors That May Affect Future Results" included in Part II, Item 7 of this Annual Report on Form 10-K.

STRATEGY

         Our mission is to be the leading supplier of digital video and streaming media tools and services to media organizations, businesses, schools, and institutions. In 1999, we began to establish a leading position in the market for streaming media tools. We introduced new products to allow Web site designers, IT professionals, and new Web-based broadcasters to create digital audio and digital video content, then stream this content over the Internet. A core feature of our strategy has been to support encoding audio and video into multiple major streaming formats, which allows Web publishers using our products to easily target the largest possible number of viewers. Our strategy is to continue adding support for new formats as they emerge.

         To support our entry into the streaming media market place, we completed two acquisitions in calendar 1999 and four in calendar 2000. The first acquisition was Terran Interactive, Inc., (Terran) a private streaming software company, which we closed in June 1999. In December 1999, we completed the acquisition of Wired Inc, (Wired) a private developer of software and hardware for MPEG encoding. In May 2000, we completed the merger with Digital Origin, Inc., (Digital Origin) a public company and developer of digital video editing and effects software applications designed to support the new low-cost, high-quality DV camcorders used for acquiring video for Internet applications. In May and June 2000, we completed the acquisitions of two private encoding and hosting services companies, 21st Century Media LLC (21st Century) and J2 Digital Media, Inc. (J2), respectively. In August 2000, we completed the acquisition of certain assets of Integrated Computing Engines (ICE), a private company and developer of effects design, acceleration, and streaming systems (software and hardware).

         To increase our market penetration, particularly in our software and services businesses, we have developed sales and marketing relationships with numerous major software, Internet, and video equipment developers. For example, Adobe Systems promotes and bundles our software with their latest video editing software application, Premiere version 6.0; Avid Technology is promoting and selling our software with many of their video editing systems; Microsoft promotes our software and provides free downloads as a trial offer from their Web site; RealNetworks sells our software directly from its online store at realnetworks.com; the leading camcorder suppliers, Canon and THOMPSON, promote and sell our software to their consumer users; Excite@Home offered our software to their users to let them edit and show their own Internet videos or movies directly online; and Intel's Internet Media Services provides us with promotion and support of our Los Angeles- and New York-based encoding and hosting media centers.

         An important element of our strategy is that our software and systems products support major streaming media player standards, such as Real Networks' RealSystem G2, Microsoft's Windows Media, and Apple's QuickTime. Each of these media players can be downloaded by Internet users quickly, easily, and free of charge. We plan to continue to work directly with RealNetworks, Microsoft, and Apple Computer to help develop and popularize each of their respective media player standards, and to provide users with the capability to convert between the formats, which are incompatible. We believe that our strategy gives us the advantage of being able to offer Web site designers, who add video to Web sites, the ability to create video programs that can be streamed to and viewed by the largest possible Internet audience. Based on research and our own software sales, we estimate that over 100 million individuals play audio and video content on the Web using media players from RealNetworks, Microsoft, and Apple Computer.

PRODUCTS

         At Media 100 Inc., we develop and sell software applications and systems products; and we provide services, including encoding and hosting services to serve streaming media-related clients, and technical support and software upgrade services, which we market under the brand name, Platinum.

Software Products

         Our software division develops and sells cross-platform streaming media software that allows users to process audio and video into streams that Web viewers can access with any of the streaming media player standards--Real Networks' RealSystem G2, Microsoft's Windows Media, and Apple's QuickTime. Our software division's products also process audio and video into other emerging digital formats like MP3 (audio), MPEG1 (CD-ROM), and MPEG2 (DVD).

         Our flagship software application product, Cleaner 5, is the first interactive streaming media design solution to enable Web designers, Web developers, and Internet broadcasters to quickly and easily produce highly-interactive, dynamic streaming media content for next generation, interactive video-enabled Web sites. Cleaner 5 has developed strong brand name recognition with broad range of customers; and we believe many industry observers regard Cleaner 5 as the `gold standard' solution for preparing the highest quality, multi-format streaming media. We believe Cleaner 5 is a unique gateway between Web developers (and the millions that click on their sites) and numerous complicated streaming formats. Without Cleaner 5, access to streaming would be much more complicated for Web site designers and content creators as the streaming formats are all unique, incompatible, and prone to yielding poor-quality results.

CLEANER 5

         Cleaner 5 is a Web publishing software application for streaming audio and video content from a Web page. The application is cross-platform (Windows and Macintosh), currently retails for approximately $599, and began shipping in October 2000. Cleaner 5 replaces our earlier product, Media Cleaner Pro (version
4).

         Cleaner 5 is our flagship software and the hub of our workflow strategy. Each of our other content creation software products is compatible with Cleaner 5. Web developers can work with them as a toolset to capture, process, and publish video content as Internet-compatible streams. We believe that this "camera to Web" workflow support is a major strategic advantage. It makes stream publishing easy to do, higher quality, and fast, especially for Web and IT professionals unfamiliar with video.

         Greater than 50,000 end users have purchased Cleaner 5 and its predecessor, Media Cleaner Pro. The software is becoming a de facto industry standard among Web publishers, analogous to Adobe PhotoShop among print publishers. We believe the majority of online broadcasters use Cleaner 5 (or an earlier version) and now thousands of corporate and institutional users are adopting Cleaner 5 to publish streams on their Web sites. Leading third-party software and Internet developers, including Adobe Systems, Apple Computer, Avid Technology, Excite@Home, Microsoft, and RealNetworks, promote, distribute, or sell versions of Cleaner 5 with their products.

         The functionality of Cleaner 5 comprises four major workflow steps that guide and support the user through the entire streaming process.

Cleaner 5 Workflow Steps

   1. Video Capture--Cleaner 5 provides video capture. This functionality includes video capture from the latest generation of digital (DV) camcorders from Canon, JVC, Panasonic, Sony, and Thomson. Also, users of Adobe Premiere, Apple Final Cut, Avid Xpress, Avid Media Composer, Media 100 i, and iFinish, can directly export video to Cleaner 5. Finally, Cleaner 5 reads numerous media formats, including RealSystem, AVI, QuickTime, Flash, MPEG1, and MPEG2. We do not believe any other product matches this breadth of video input capability.

   2. EventStream Authoring--Cleaner 5 provides EventStream authoring. This functionality allows Web designers to embed into video streams, or "author," interactive links to other Web text and graphics. EventStream authoring is designed for Web developers concerned with driving commerce, or enhancing the usefulness or impact of the text and graphics that they have online already. The Software Division believes EventStream's support for interactive content design is a breakthrough. The functionality lets Web users add navigation to streams, synchronize HTML to streams, embed "Buy me!" links and interactive hot spots, and more. EventStream's features are supported by the popular streaming architectures--RealSystem, Windows Media, and QuickTime--so no special plug-ins or players are required.

   3. Encoding--Cleaner 5 provides encoding. This functionality comprises advanced image processing to change the user's digital video source data into Internet-compatible streaming formats. Cleaner 5's encoding is unique. For example, Cleaner 5 encodes all the major streaming formats, which are all different--RealSystem, Windows Media, QuickTime, MP3 (audio), MPEG1, and MPEG2. No other product does this. The software can also encode any combination of these formats, at any data rate--28K, 56K, 100K, 300K (broadband), etc.--and provides a batch processing system that lets users easily automate multiple-format processing. We believe no other product comes close to the breadth, flexibility, and productivity of this encoding capability; in addition, we believe the output picture quality of Cleaner 5 (in any format, at any data rate) is superior to other encoding products. Cleaner 5 employs powerful field-based filters and preprocessing technology to achieve higher picture quality.

   4. Publishing--Cleaner 5 provides simplified stream publishing. This functionality represents a major workflow improvement because it takes the hassle out of the final step of getting content--in multiple formats--online where millions of viewers can see it. For example, Cleaner 5 lets users upload finished stream files directly to a remote server. This support eliminates the need for FTP software and makes it easy to publish streams using a third-party hosting service.

Cleaner EZ

         Cleaner EZ is a Web publishing software application for novice users just getting started in streaming. Cleaner EZ is wizard-based and contains far fewer features than Cleaner 5, including none of the finer controls or support for automation. Cleaner EZ does provide support for encoding in the RealSystem, Windows Media, and QuickTime media formats, including encoding at any data rate. The application is cross-platform (Windows and Macintosh), currently retails for approximately $99, and began shipping in November 2000.

Cinestream

         Cinestream (formerly EditDV) is a professional content creation software application for stream authoring. The application is cross-platform (Windows and Macintosh), currently retails for approximately $599, and the version 3 release began shipping in February 2001. The new release features EventStream authoring as part of a new environment for creating dynamic, interactive, Web-specific streaming content. The addition of EventStream to Cinestream is a major advance. EventStream gives Cinestream Web designers new creative power to author or embed links in a video during the video editing stage, which can then be encoded by Cleaner 5. Cinestream also provides real-time digital (DV) video capture and editing, including robust support for FireWire (IEEE 1394); nested hierarchical sequences; video effects design and processing; character generation and graphics processing; pan-scan Web movie extraction; and sound mixing. Cinestream works easily with Cleaner 5. The integrated workflow allows Web users to capture, edit, and author with EventStream, then transfer the content directly to Cleaner 5 for encoding and publishing. The Cinestream-Cleaner 5 workflow integration simplifies the streaming process, saves time and labor for high-volume Web sites, and yields excellent output results.

IntroDV

         IntroDV is a video capture and editing software application for first-time owners of DV camcorders. The application supports Windows only and currently retails for $149. IntroDV is designed to get novice users up and running quickly, with surprisingly good results. The IntroDV user interface features familiar drag-and-drop icons and a step-by-step layout. It has been carefully crafted to eliminate complexity while providing key editorial controls and professional-looking picture and sound quality. Like Cinestream, IntroDV uses the FireWire (IEEE 1394) digital video I/O standard and provides robust support for connections via motherboard ports or the ports onboard an IEEE 1394 add-on card.

Cleaner Power Suite

         Cleaner Power Suite is a specialized version of the Cleaner software designed to execute some compute-intensive processing functions on an add-on DSP-based acceleration card in lieu of executing the functions more slowly on the host processor. Cleaner Power Suite operates on the Macintosh platform only and accelerates streaming functions with the QuickTime format only. The product is designed for online broadcasters, media clients, and encoding services companies that need to process large volumes of highly valuable content into streams. Cleaner Power Suite provides these applications higher production throughput without compromising output picture quality.

SuperCharger

         SuperCharger is a Cleaner 5 option supporting MPEG1 and MPEG2 encoding. SuperCharger is cross-platform (Windows and Macintosh), currently retails for approximately $995, and began shipping in January 2001. SuperCharger provides additional software and a specialized encoding acceleration card to give Cleaner 5 users real-time, high-quality MPEG encoding. Without SuperCharger, Cleaner 5 users can still process MPEG streams but with much slower throughput.

Systems Products

         Our systems division develops and sells two major product lines, iFinish and Media 100 i, comprising advanced, integrated, Intel/Windows 2000-based and Macintosh-based workstations that permit Web site designers, corporate communicators, educators, and media professionals to digitally edit video, create effects, mix sound, and process finished video programs into standard media player-compatible or MPEG-compatible streams. Our Platinum service line comprises service and support packages that give these systems users access to free, automatic software upgrades, 24-hour-per-day support, and other benefits such as extended warranties and fast turn-around on hardware swaps. Our systems products combine real-time performance and high output quality to simplify and improve the process of creating audio-video content and then delivering it to viewers. These solutions replace traditional video creation and delivery methods, which rely on recording, storing, manipulating, and distributing a video using videotape. Video tape-based solutions neither offer real-time editing nor allow content creators to deliver video digitally for streaming over the Internet. Video tape-based systems also require content creators to separately purchase, assemble, learn to operate, and maintain numerous pieces of equipment, including multiple video tape recorders, time base correctors, an edit controller, switcher, separate effects devices, and a sound mixing console. In contrast, our software and systems support capturing and processing video digitally using disk storage; and our solutions support delivering video programs using the Internet in addition to traditional videotape.

iFinish 4 Product Line

         iFinish 4 is the name of our high performance Windows 2000 streaming media production systems, which we began shipping in February 2001 (iFinish 4 replaces iFinish 3, an earlier version). These systems give middle market users and media professionals advanced content creation--video editing, effects, graphics, and sound mixing--along with new technology, called EventStream, for creating interactive streams operating with Cleaner 5. EventStream gives iFinish 4 Web designers new creative power to author or embed links in a video during the video editing stage, which can then be encoded by Cleaner 5. The iFinish 4 systems are designed to allow content creators to assemble video programs using source material from virtually anywhere, analog or digital, then output their finished productions anywhere--to the Web, to DVD, to tape, to cable, or to air. This workflow flexibility means iFinish 4 users can create valuable content once, then deliver it in many different forms as traditional or new media. The iFinish 4 products give content creators advanced performance, including real-time editing, effects design and processing in real time, and real-time sound mixing of numerous, CD-quality audio tracks. The systems are fully integrated, which means users find them easy to set up, easy to learn, and highly reliable in the field.

Media 100 i Product Line

         We began first shipments of our Media 100 i product line in October 2000. Media 100 i gives Macintosh users new layering, effects design, and character generation capabilities. In addition, Media 100 i incorporates streaming media features using our new EventStream technology for creating interactive streams operating with Cleaner 5. EventStream gives Media 100 i Web designers new creative power to author or embed links in a video during the video editing stage, which can then be encoded by Cleaner 5. Like the iFinish systems, the Media 100 i systems give a wide range of middle market users and media processionals high-quality, real-time content creation capability.

Streaming Media Services

         Our services division, launched in June 2000, provides Internet media infrastructure services for corporate enterprise and media entertainment Web applications. We provide encoding (audio and video compression) services, as well as other services for deployment of media, that help these clients optimize the use of digital media content over the Internet and Intranets.

         Our services customers require streaming media services to produce and host large volumes of streaming media content for narrowband and broadband Web applications. They require the highest possible picture and sound quality, support for multiple, different Internet media formats and platforms, fast turnaround to meet strict deadlines, and flexibility to start, stop, or vary encoding production volume at any time.

         Our services division gives us a start in what we believe will be a high-growth market for streaming media services. We believe that demand for these services is a growth opportunity; in addition, we believe we can leverage our access to streaming media customers through our tools sales to expand our service business.

         To support our services effort, we have developed image and audio processing expertise and a proprietary encoding operation to support encoding in any streaming media format--RealNetworks' RealSystem G2, Microsoft's Windows Media, Apple Computer's QuickTime, and MPEG. Our encoding operations comprise a streamlined assembly of software, personal computers, storage equipment, and networking equipment. The encoding operations include as major components: iFinish (Windows 2000) and Media 100 i (Macintosh) systems for high-quality, real-time digitizing and editing; and our Cleaner Power Suite, the hardware-accelerated version of our flagship multi-format streaming software. The workflow also incorporates technology from Intel's Internet Media Services, RealNetworks, and Microsoft to support encoding and hosting.

         Our plan is to grow our streaming media service business by focusing our effort on two media centers, one in New York and one in Los Angeles, where large streaming media clients require encoding services. Our strategy is to exploit the workflow and equipment configuration comprising much of our own technology and expertise. We believe this strategy permits us to consistently deliver technically excellent streaming media results along with impressive local service to customers.

Platinum Services

         Our Platinum Support Services comprise technical support and service packages that we offer to our software and systems customers for a fee. Customers purchase our Platinum packages with options such as: toll-free telephone technical support (either during business hours, five days a week, or 24 hours per day, seven days a week); automatic free software updates; temporary replacement hardware; extended warranty; and a quarterly newsletter. In addition, we have from time to time offered hardware upgrades, replacement hardware, and new products to our Platinum subscribers at preferred prices. We have also introduced the Platinum One-Stop service, in which subscribers can obtain telephone technical support for compatible third-party products integrated with their digital video system.

TECHNOLOGY AND PRODUCT FEATURES

         We have designed our products as software applications or integrated software and hardware systems that offer high performance on a Windows or Macintosh personal computer. The basic performance of our tools produces broadcast-quality picture and compact disc-quality sound, with an open system design. Our control of the development, design and manufacturing of the software and hardware of our products allows us to conform one to the other, specifically and solely to support the user requirements of the target market.

         Our streaming media software applications are written in C++ and cross platform, supporting a combination of the Mac OS, Windows 98, Windows ME, Windows NT 4.0, and Windows 2000 operating systems. The user interface provides access to all engine processing filters and interactive previewing for precise control of individual parameters, which permits users to finely tune filter settings to achieve optimal output picture quality. The user interface relies on internal interface classes, which with proprietary technology we support across the different computer and operating system platforms.

         Our streaming media software-processing engine provides a filter chain for preparing video frames and audio samples for compression by standard and proprietary codecs from RealNetworks, Microsoft, and Apple Computer. The engine is optimized for memory allocation and contains patent-pending filters for inverse telecine and the deinterlacing of video material as well as traditional filters for cropping, sizing, adaptive noise reduction, color adjustment, watermark, blur, sharpen, telecine, and masking. We have optimized the image processing for Pentium processors (Windows-Intel personal computers) and the Velocity Engine (Macintosh). We have also extended this processing to support sophisticated multi-pass encoding for codecs that support variable-bit-rate encoding.

         Our stream authoring functionality provides access to dynamic interactive media authoring, which includes support for creating text overlays and URL changes as well as viewer controls such as start, stop, pause movie, etc. Although accessible from the user interface, this technology is primarily targeted at supporting the newly introduced EventStream features of our latest digital video editing software and systems (Cinestream, iFinish 4, Media 100 i). We can provide automation using DCOM (Windows-Intel personal computers) and AppleScript (Macintosh). This technology allows our software to be operated by another application either locally or across a network. The automation technology permits most of the functions available in our applications' settings files to be accessed and controlled. The settings file is stored as XML to facilitate interchange between platforms and applications. Sinks and sources cover a wide range of input formats and output compressors. Solution of the generalized transcoding problem requires custom technology development for each input: JPEG, QuickTime, MPEG, etc. Sink support requires direct coding to a wide variety of proprietary APIs such as the Window Media SDK, QuickTime, RealSystem, and MPEG. Our software contains support for a large number of input types and file formats as well as support for a wide variety of encoding outputs.

         Our DV input/output and device control subsystem is a proprietary driver implementation and library that supports a wide variety of DV devices (camcorders) in the industry. The technology uses Windows and Macintosh OHCI drivers at its lowest level, but provides all timing and command control independent of the implementations from Apple Computer and Microsoft, which we believe have lagged our implementation by several years. This library allows professional level, frame accurate, batch capture from most DV devices as well as reliable layback to tape.

         Our DV software's rendering engine performs processing in the native DV color space whenever possible to deliver industry leading software performance across a wide range of special effects. It contains and relies on our proprietary implementation of a DV codec for fast decoding and proprietary high-quality encoding as well as custom playback modes to provide graceful degradation on lower performance processors. The DV codec is heavily optimized for the Pentium architecture. This engine also supports a flexible plug-in API for special effects filters to allow extensibility and flexibility.

         Our iFinish 4 and Media 100 i systems comprise two general categories of software: a user interface application level of software; and embedded system software, which controls real-time data movement in concert with the host computer operating system, while also serving to control hardware functions as an intermediary between the application and the hardware circuits. This software design shields users from technical concerns while providing efficient, reliable management over numerous, simultaneous low-level computing tasks. In addition, the user interface provides a means for accessing other applications to bring graphics or specialized video and audio effects processing into the hub-editing environment.

         Our systems incorporate a digital video hardware engine designed and manufactured by us specifically to support essential video and audio processing functions. The hardware engine comprises one or two PCI cards that fit into the backplane of either a Windows 2000 or Macintosh computer. The hardware includes broadcast-quality video input and output decoder/encoder subsystems, a proprietary, dynamically-variable compression subsystem, a 16-bit multi-track compact disc-quality digital audio subsystem, and two high-speed 32-bit microprocessors responsible for transferring digital audio and video data, at throughput rates of up to 30 megabytes per second, inside the host computer's central processing unit ("CPU"). Our hardware engine is the primary technical facilitator of real-time, nonlinear performance with output that provides broadcast-quality video and compact disc-quality audio. Our auxiliary processing effects card, when used in conjunction with a core digital video hardware engine, enables the processing of a second stream of video of similar quality. The output video is 30 frames per second, 60 fields per second (NTSC) or 25 frames per second, 50 fields per second (PAL) and synchronized with multiple tracks of audio.

SALES AND DISTRIBUTION

         We market and sell our products to end users through a worldwide channel of specialized value-added resellers ("VARs"), distributors, and direct to end users through our telemarketing group and Web site. VARs and distributors account for the majority of our sales; VARs typically sell, assemble, and install turnkey systems using personal computers, disk drives, and ancillary video equipment. For a further discussion of the risks and uncertainties associated with our dependence on an indirect sales channel of independent VAR's, see "Certain Factors That May Affect Future Results" included in Part II,
Item 7 of this Annual Report on Form 10-K.

         Internationally, we have adopted the same sales channels. In the United Kingdom, France, Germany and Italy, our subsidiaries manage Web site sales, VAR networks, and contract with distributors who may sell directly to end users or through VAR networks of their own. Elsewhere, we sell through distributors, which may sell directly to end users, or act as VARs, or manage VAR networks in their respective territories. Sales of our products outside of the United States represented approximately 39%, 38% and 39% of our net sales for fiscal years 2000, 1999, and 1998, respectively. For additional information as to revenue by geographic location, see Note 12 in the Notes to Consolidated Financial Statements. For a further discussion of the risks and uncertainties associated with international operations, see "Certain Factors That May Affect Future Results" included in Part II, Item 7 of this Annual Report on Form 10-K.

COMPETITION

         The digital video and streaming media software, systems, and services market is highly competitive. A large number of suppliers provide different types of products and services. In the market, there is continuous pressure to reduce prices, incorporate new features, and improve functionality.

         We encounter competition primarily from Accom, Inc., AnyStream, Inc., Adobe Systems Inc., Apple Computer, Avid Technology, Inc., Discreet (a division of Autodesk, Inc.), Fast Electronic GmbH, Loudeye Technologies, Inc., Matrox Electronic Systems Ltd., Pinnacle Systems, Inc., RealNetworks, Inc., and Sonic Foundry, Inc. Competition also comes from Matsushita Electric Industrial Company Ltd. ("Matsushita") and Sony Corporation ("Sony"), which have either introduced or announced plans to introduce disk-based digital video systems. Because the digital video and streaming media market is constantly changing, it is difficult to predict future sources of competition; however, competitors are likely to continue to include larger vendors, such as Apple Computer, Matsushita, and Sony. Many of these competitors have substantially greater financial, technical and marketing resources than Media 100 Inc. For a further discussion of the risks and uncertainties associated with the competitive landscape for our products, see "Certain Factors That May Affect Future Results" included in Part II, Item 7 of this Annual Report on Form 10-K.

RESEARCH AND DEVELOPMENT

       The Company invests in research and development for new products and for enhancements to its existing products. The Company employed, as of January 31, 2001, 103 full-time employees whose primary duties relate to product development and research on potential new products and technologies. Outside firms and consultants are selectively engaged to develop or assist with development of products when favorable opportunities exist. In order to compete successfully, the Company believes it must attract and retain qualified personnel and maintain a program of improvement of existing products, as well as the research and development of new products. For a further discussion of the risks and uncertainties associated with new product development, see "Certain Factors That May Affect Future Results" included in Part II, Item 7 of this Annual Report on Form 10-K.

         For the fiscal years ended November 30, 2000, 1999 and 1998, the Company invested approximately $16,043,000, $15,723,000 and $19,215,000, respectively, on the development of enhancements to its existing products and for the research and development of new products and technologies.

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

PROPRIETARY RIGHTS

         The Company's ability to compete successfully and achieve future revenue growth will depend, in part, on its ability to protect its proprietary technology and operate without infringing the rights of others. The Company relies on a combination of patent, copyright, trademark and trade secret laws and other intellectual property protection methods to protect its proprietary technology. In addition, the Company generally enters into confidentiality agreements with its employees and with third parties with whom it shares its proprietary information, and limits access to and distribution of such information. The Company owns forty-four United States patents, beginning to expire in 2008, and has thirteen pending patent applications in the United States, none of which the Company believes are material. Although the Company pursues a policy of obtaining patents for appropriate inventions, the Company believes that its success depends primarily on the proprietary know-how, innovative skills, technical competence and marketing abilities of its employees, rather than upon the ownership of patents.

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

EMPLOYEES

         As of January 31, 2001, the Company employed approximately 327 persons worldwide. None of the employees is represented by a labor union. The Company believes it has good relations with its employees.

         Competition for employees with the skills required by the Company is intense in the geographic areas in which the Company's operations are located. The Company believes that its future success will depend on its continued ability to attract and retain qualified employees, especially in research and development.

OTHER

Media 100, Finish, P6000, Vincent, HDRfx, Terran Interactive, Media Cleaner, Platinum, and EditDV are trademarks of Media 100 Inc. and may be registered in certain jurisdictions. All other trademarks and registered trademarks are the property of their respective holders, and are hereby acknowledged.

ITEM 2.  PROPERTIES

         The Company's principal executive, engineering, manufacturing and sales operations occupy approximately 56,500 square feet in a leased facility located at 290 Donald Lynch Boulevard, Marlboro, Massachusetts. The lease for this facility terminates on March 31, 2002, but is renewable at the Company's option through March 31, 2007. Total rent expense including operating expenses pursuant to the lease agreement charged to operations with respect to the Company's current Marlboro facility for fiscal years 2000, 1999 and 1998 was $1,034,000, $879,000 and $822,000. Rent expense including operating expenses pursuant to the lease agreement charged to operations for the consolidated Company for fiscal years 2000, 1999 and 1998 was $2,291,000, $1,487,000 and $1,499,000,
respectively.

         As part of the acquisition of Terran in June 1999, the Company occupies office space located at 15951 Los Gatos Boulevard, Los Gatos, California. The Company operates its Software division out of this location where a majority of the engineering and sales and marketing for the software division is conducted.

         In addition, the Company has an operating lease for its Mountain View, CA location for a period of three years beginning April 15, 1999, with an option to extend the lease for an additional two years. The base rent is $25,000 per month the first year, $27,500 per month the second year and $30,000 per month of years three through five, if extended. Rent expense charged to operations, net of sublease income, amounted to approximately $339,000, $300,000 and $500,000 for the fiscal years ended 2000, 1999 and 1998, respectively. Sublease income for fiscal 1999 and 1998 was approximately $200,000 and $800,000, respectively. There was no sublease income in fiscal 2000. In the fourth quarter of fiscal 2000, the Company implemented a restructuring plan to consolidate the operations of Digital Origin into the organization. As part of the restructuring, all of the employees have been moved to the Los Gatos, Ca. Location. The Company plans to sublease this property early in 2001.

         The Company also occupies sales and customer support facilities in or near Burbank, CA, Jersey City, NJ, Paris, France; Bracknell, England; Munich, Germany; and Brescia, Italy.

ITEM 3.  LEGAL PROCEEDINGS

(b) Contingencies

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

         On August 16, 2000, the U.S. Patent and Trademark Office issued an Office Action rejecting all of the claims made by Avid in their latest request for reexamination of the patent related to the aforementioned lawsuit. In addition, the Examiner at the U.S. Patent and Trademark Office designated the action as "final". On November 29, 2000, Avid filed a Notice of Appeal of the Examiner's rejections to the U.S. Patent and Trademark Office Board of Patent Appeals and Interferences. There can be no assurance that the Company will prevail in the appeal by Avid or that the expense or other effects of the appeal, whether or not the Company prevails, will not have a material adverse effect on the Company's business, operating results and financial condition.

         (ii) On January 13, 1999 and January 28, 1999, Digital Origin and one of its former directors, Charles Berger, were named as defendants in two shareholder class action lawsuits against Splash Technology Holdings, Inc. ("Splash"), various directors and executives of Splash and certain selling shareholders of Splash. The lawsuit alleges, among other things, that the defendants made or were responsible for material misstatements, and failed to disclose information concerning Splash's business, finances and future business prospects in order to artificially inflate the price of Splash common stock. The complaint does not identify any statements alleged to have been made by Charles Berger or Digital Origin. The complaint further alleges that Digital Origin engaged in a scheme to artificially inflate the price of Splash common stock to reap an artificially large return on the sale of the common stock in order to pay off its debt. Digital Origin and the former director vigorously deny all allegations of wrongdoing and intend to aggressively defend themselves in these matters. Defendant's two initial motions to dismiss the action were granted with leave to amend, and plaintiffs have again amended the complaint. Defendants have now filed their third motion to dismiss.

         (iii) On July 18, 1997, Intelligent Electronics, Inc. filed a claim against Digital Origin alleging a breach of contract and related claims in the approximate amount of $800,000, maintaining that Digital Origin failed to comply with various return, price protection, inventory balancing and marketing development funding undertakings. In 1997, Digital Origin filed an answer to the complaint and cross-claimed against the plaintiffs and in October 1997 additionally cross claimed against Deutsche Financial, Inc., a factor in the account relationship between the Company and the plaintiffs, seeking the recovery of existing accounts receivable of approximately $1.8 million. During May 2000, the trial was completed and the Court entered two judgments in favor of Digital Origin, one in the amount of $314,000 plus interest against Intelligent Electronics and one in the amount of $1,491,000 plus interest against Deutsche Financial, Inc. In September 2000, Intelligent Electronics, Inc. paid $314,000 plus interest of $139,000 and reimbursement of certain costs in the amount of $20,000 to the Company. Deutsche Financial, Inc. has filed an appeal, which is expected to be heard during 2001.

         (iv) On October 12, 1999, a lawsuit was filed against us by McRoberts Software, Inc. in the United States District Court for the Southern District of Indiana. The complaint alleges copyright infringement, breach of contract, and trade secret misappropriation. The complaint includes requests for injunctive relief, treble damages, interest, costs and fees. In November 1999, we filed an answer and counterclaim denying any infringement. We intend to vigorously defend the lawsuit.

         (v) From time to time the Company is involved in other disputes and/or litigation encountered in its normal course of business. The Company does not believe that the ultimate impact of the resolution of such other outstanding matters will have a material effect on the Company's business, operating results or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal year 2000.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

       The common stock of the Company trades on the National Market tier of The NASDAQ Stock Market under the symbol "MDEA." The following table sets forth, for the periods indicated, the high and low sales prices per share of the Company's common stock as reported on the NASDAQ National Market:

       Fiscal year ended November 30,                                   HIGH              LOW
                                                                       --------         -------
       1999:
         First Quarter............................................     $ 6 5/16           4 3/16
         Second Quarter...........................................     $ 6 3/4            4 5/16
         Third Quarter............................................     $ 7 1/16           4 11/16
         Fourth Quarter...........................................     $ 17 7/8           5 1/4

       2000:
         First Quarter............................................     $ 46 1/4           12 1/4
         Second Quarter...........................................     $ 52 3/4           15
         Third Quarter............................................     $ 28               10 1/16
         Fourth Quarter...........................................     $ 22               2 1/8

         The last reported sale price per share of the Company's common stock as reported on the NASDAQ National Market on January 31, 2001 was $3.25. As of January 31, 2001, there were 2,070 stockholders of record based upon information provided by the Company's transfer agent. The Company has never paid a cash dividend on its common stock, and the Board of Directors does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data should be read in conjunction with, and are qualified in their entirety by, the Company's consolidated financial statements, related notes and other financial information included herein.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

FISCAL YEARS ENDED NOVEMBER 30,
------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)          2000      1999       1998       1997        1996
------------------------------------------------------------------------------------------------------
Net sales:
   Products                                $ 63,001  $ 55,977   $ 50,160   $ 73,100   $ 139,029
   Services                                   9,865     8,855      7,191      4,710       2,087
                                            --------   -------  ---------  ---------  ----------
Total net sales                              72,866    64,832     57,351     77,810     141,116
Cost of sales                                32,092    24,454     27,262     50,216      98,164
                                            --------   -------  ---------  ---------  ----------
   Gross profit                              40,774    40,378     30,089     27,594      42,952
Operating expenses:
  Research and development                   16,043    15,723     19,215     13,510      13,705
  Selling and marketing                      20,833    18,283     18,050     24,091      33,568
  General and administrative                  8,271     7,304      6,737     16,709      11,682
  Amortization of intangible assets           2,814       231         --         --          --
  Acquired in-process research and
    development                                 470       430         --         --          --
  Restructuring expense                       1,256       424         --        526          --
  Merger-related costs                        2,007        --         --          -          --
                                            --------   -------  ---------  ---------  ----------
     Total operating expenses                51,694    42,395     44,002     54,836      58,955
                                            --------   -------  ---------  ---------  ----------
     Operating loss                         (10,920)   (2,017)   (13,913)   (27,242)    (16,003)
Interest income (expense), net                1,096     1,332      1,163       (996)     (2,148)
Other income (expense), net                    (557)    7,104     12,353     30,600      24,032
                                            --------   -------  ---------  ---------  ----------
   Income (loss) from continuing
      operations before tax provision       (10,381)    6,419       (397)     2,362       5,881
Tax (benefit) provision                          --        --     (1,000)       477       2,023
                                            --------   -------  ---------  ---------  ----------
  Income (loss) from continuing
      operations                            (10,381)    6,419        603      1,885       3,858
Discontinued operations:
  Loss from discontinued operations              --        --         --         --      (6,672)
                                            --------   -------  ---------  ---------  ----------
     Net income (loss)                      (10,381)    6,419        603      1,885      (2,814)
Preferred stock dividend                         --        --         --        272          --
                                            --------   -------  ---------  ---------  ----------
Net income (loss) applicable to common
       shareholders                         (10,381)    6,419        603      1,613      (2,814)
                                            ========   =======  =========  =========  ==========
Basic earnings (loss) per share:
   Continuing operations                    $ (0.87)   $ 0.57   $   0.05   $   0.15   $    0.42
   Discontinued operations                       --        --         --         --       (0.73)
                                            --------   -------  ---------  ---------  ----------
Basic earnings (loss) per share             $ (0.87)   $ 0.57   $   0.05   $   0.15   $   (0.31)
                                            ========   =======  =========  =========  ==========
Diluted earnings (loss) per share:
   Continuing operations                    $ (0.87)   $ 0.54   $   0.05   $   0.14   $    0.40
   Discontinued operations                       --        --         --         --       (0.69)
                                            --------   -------  ---------  ---------  ----------
Diluted earnings (loss) per share           $ (0.87)   $ 0.54   $   0.05   $   0.14   $   (0.29)
                                            ========   =======  =========  =========  ==========
Weighted average common shares outstanding:
Basic                                        11,998    11,307     11,226     11,029       9,129
                                             =======   =======  =========  =========  ==========
Diluted                                      11,998    11,880     11,275     11,200       9,611
                                             =======   =======  =========  =========  ==========

CONSOLIDATED BALANCE SHEET DATA:

FISCAL YEARS ENDED NOVEMBER 30,
(IN THOUSANDS)                                  2000         1999        1998         1997         1996
                                                ----         ----        ----         ----         ----
Cash, cash equivalents and
   marketable securities                     $  17,661    $  32,027   $  33,034    $  33,707    $  33,690
Working capital                                 12,218       22,851      16,502       37,055       42,972
Total assets                                    47,391       52,659      54,949       77,031      105,516
Long-term debt - noncurrent portion                 --           --          --           --       22,213
Convertible preferred stock                         --           --          --           --        3,000
Stockholders' equity                            27,835       32,251      25,311       46,001       54,025

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

OVERVIEW

         Media 100 Inc., a Delaware corporation, (the "Company") designs and sells software applications, systems (comprising software and hardware), and services (for encoding and hosting digital media) that allow Internet-based ("online") and traditional broadcasters, corporate marketing professionals, and educators to create and deliver high-quality video programs as either traditional media or Internet-compatible streams ("streaming media).

         The Company recognizes revenue in accordance with Statement of Position, "Software Revenue Recognition" (SOP 97-2) as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with respect to Certain Transactions". Net sales are recognized following establishment of persuasive evidence of an arrangement, provided that the license fee is fixed and determinable, delivery of product has occurred via physical shipment or electronically, a determination has been made by management that collection is probable and the Company has no remaining obligations. Revenues under multiple element arrangements, which typically include products and maintenance sold together, are allocated to each element using the residual method in accordance with SP 98-9. Sales to certain resellers are subject to agreements allowing certain rights of return and price protection on unsold merchandise held by these resellers. The Company provides for estimated returns at the time of shipment. The Company recognizes maintenance revenue from the sale of post-contract support services ratably over the life of the contract. Revenue from hosting services is recognized ratably over the term of the contract. Revenue from encoding services is recognized as the services are performed using the percentage of completion method.

DIGITAL ORIGIN MERGER

         On May 9, 2000, the Company completed its merger with Digital Origin. Under the terms of the agreement, Digital Origin's shareholders and option holders received 0.5347 equivalent shares, or approximately 3.7 million Media 100 common shares, to effect the business combination. The transaction has been accounted for as a pooling of interests.

         As a result, all periods presented and Management`s Discussion and Analysis of Financial Condition and Results of Operations have been restated to reflect the combined operations of the two companies.

         As permitted by Accounting Principles Board Opinion No.16 BUSINESS COMBINATIONS (APB No.16), the November 30, 1999 balance sheet presented herein reflects the combination of the Media 100's November 30, 1999 balance sheet and Digital Origin's September 30, 1999 balance sheet. Likewise, the 1999 statements of operations and cash flows presented for the combined companies are the companies respective fiscal years which also differ by two months. The results of operations for Digital Origin for the two months ended November 30, 1999 have been excluded from the statement of operations and have been recorded directly to accumulated deficit as permitted by APB No.16. Management's discussion and analysis that follows reflects the restatement of all periods prior to the merger. For more recent discussion, please refer to the Company's Form 10Q filings for the quarterly periods ended May 31, 2000 and August 31, 2000 filed on July 17, 2000 and October 16, 2000, respectively.

         As discussed in "Business-Strategy" in Part I, the Company also acquired Terran in fiscal 1999 and Wired, J2, 21st Century and ICE in fiscal year 2000. Each of these acquisitions was accounted for as a purchase pursuant to APB No. 16. As a result, the operations of each acquired entity are reflected in the Company's consolidated statement of operations from the date of acquisition. For a further discussion of the Company's business combinations, see Note 3 in the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

         The following table sets forth for the years indicated certain consolidated statements of operations data as a percentage of net sales.

FISCAL YEARS ENDED NOVEMBER 30,

                                                  2000           1999            1998
                                                  ----           ----            ----
Net sales:
   Products                                          86.5%          86.3%           87.5%
   Services                                          13.5           13.7            12.5
                                                ----------     ----------      ----------
Total net sales                                     100.0          100.0           100.0
Cost of sales                                        44.0           37.7            47.5
                                                ----------     ----------      ----------
     Gross profit                                    56.0           62.3            52.5
                                                ----------     ----------      ----------
Operating expenses:
   Research and development                          22.0           24.3            33.5
   Selling and marketing                             28.6           28.2            31.5
   General and administrative                        11.3           11.3            11.7
   Amortization of intangible assets                  3.9            0.3              --
   Acquired in-process research and development        .6            0.7
   Restructuring expense                              1.7            0.6              --
   Merger-related costs                               2.8             --              --
                                                ----------     ----------      ----------
     Total operating expenses                        70.9           65.4            76.7
Operating loss                                      (15.0)          (3.1)          (24.2)
Interest income (expense), net                        1.6            2.0             2.0
Other income (expense), net                          (0.8)          11.0            21.5
                                                ----------     ----------      ----------
Income (loss) from operations before tax            (14.2)           9.9            (0.7)
provision
Tax (benefit) provision                                --             --            (1.8)
                                                ----------     ----------      ----------
Net income (loss)                                   (14.2)%          9.9%            1.1%
                                                ==========     ==========      ==========

COMPARISON OF FISCAL 2000 TO FISCAL 1999

         Net sales. We derive our sales from the licensing of our streaming and content creation software, from the sale of our content creation systems, from services in the form of an annual contract supporting our software and systems, and from encoding and hosting services. In the case of software and systems, we recognize revenue upon shipment or distribution over the Internet to a customer. In the case of services that support our software and systems products, we recognize revenue ratably over the life of the service contract. In the case of encoding and hosting services, we recognize revenue either upon delivery of the service performed or ratably over the life of the hosting contract.

         Our total net sales for fiscal 2000 increased 12.4% to $72.9 million from $64.8 million for fiscal 1999. Net sales from products for fiscal 2000 increased 12.5% to $63.0 million from $56.0 million for fiscal 1999. The increase in net sales from products is due primarily to significantly higher sales of our streaming software, now named Cleaner 5, sales of Media Press acquired as part of the Wired, Inc. acquisition, and increased shipments of iFinish, the Company's high performance Windows NT-based product line. Internet tools sales, which include Cleaner 5, all the products acquired as part of the merger with Digital Origin, Inc. and all the products acquired as part of the acquisition of Wired, Inc., increased by 66.7% to $29.0 million in fiscal 2000 from $17.4 in fiscal 1999. Sales of digital video systems decreased 11.9% to $34.0 million in fiscal 2000 from $38.6 million in fiscal 1999 and, due to competitive and pricing pressures, we currently anticipate sales of these systems to continue to decline in fiscal 2001. Net sales from services for fiscal 2000 increased 11.4% to $9.9 million from $8.9 million for fiscal 1999. The increase in net sales from services is due primarily to the launch of the encoding and hosting services business in June 1999. No customer accounted for more than 10% of the company's net sales in fiscal 2000 or fiscal 1999.

         Net sales from customers outside of the United States accounted for approximately 39% and 38% of net sales in fiscal 2000 and fiscal 1999, respectively. The Company is continuing to develop its indirect distribution channels in the United States, Canada, Europe and Asia and currently anticipates that customers outside the United States will continue to account for a substantial portion of its net sales, and as a percentage of net sales, to remain approximately the same.

         Cost of sales. Cost of sales for products consists of the cost of building PCI hardware boards for our content creation systems products and royalties paid to third parties for their software that has been integrated into our streaming software or our content creation systems. Cost of sales also includes the cost of manuals and other product documentation, shipping costs and related labor. Cost of sales for our service offerings consists of salaries and related expenses for service personnel delivering the service to the customer, shipping costs associated with swapping out and repairing PCI hardware boards under warranty and the cost of shipping software updates to customers. Total cost of sales increased 31.2% to $32.1 million in fiscal 2000 from $24.5 million in fiscal 1999. Total cost of sales in fiscal 2000 included a number of additional charges associated with our merger with Digital Origin, Inc. and our acquisition of Wired, Inc. Additionally, subsequent to the merger, other charges to cost of sales included write-offs for obsolete inventory and costs associated with the termination of several products we previously sold.

         Gross profit. Our gross profit increased 1.0% to $40.8 million in fiscal 2000 from $40.4 million in fiscal 1999. In the first quarter of fiscal 1999, we reclassified certain costs associated with our Platinum support services and we now classify these costs as part of cost of goods sold. The change in presentation had the effect of increasing cost of goods sold and reducing selling and marketing expenses by the same amount. Overall gross profit as a percentage of net sales decreased to 56.0% in fiscal 2000 from 62.3% in fiscal 1999. Gross profit as a percentage of net sales of products decreased to 51.8% in fiscal 2000 from 58.6% in fiscal 1999, while gross profit as a percentage of net sales of services decreased to 82.5% in fiscal 2000 from 85.7% in fiscal 1999. The decrease in gross profit in fiscal 2000 over fiscal 1999 for products was the result of the reduction in average selling prices of our systems products and a write-off of inventory related to products that have been discontinued. The decrease in gross profit in fiscal 2000 over fiscal 1999 for services was the result of the introduction of new services, encoding and hosting services, which carry a lower gross profit than our Platinum services.

         Research and development. Research and development expenses include costs incurred to develop our existing intellectual property and develop new intellectual property and are charged to expense as incurred. To date, development costs for our software and systems products have been charged to expense as incurred, because the costs incurred from the attainment of technological feasibility to general product release have not been significant. Our research and development costs may fluctuate from quarter to quarter due to the nature of the products under development. Some of our systems products have PCI hardware included in the product and the costs associated with designing and developing this type of hardware can be expensive. In addition, our software developers require this hardware in order to integrate the software code they develop with the hardware to create a fully integrated content creation system. The requirement of internal use of this hardware for systems development may result in our research and development expenses fluctuating from quarter to quarter.

         Research and development expenses increased 2.0% to $16.0 million in fiscal 2000 from $15.7 million in fiscal 1999. The majority of the increase in research and development expenses represented higher development costs associated with expanding the development of Cleaner 5 and additional engineers as a result of the Wired, Inc. acquisition in December 1999. The Company currently anticipates that research and development expenses will increase in absolute dollars in fiscal 2001 versus fiscal 2000 due to the continued development of our existing products and additional products currently under development, some of which we currently believe will ship in fiscal 2001 and 2002.

         Selling and marketing. Selling and marketing expenses consist primarily of salaries and related benefits, travel, commissions and marketing costs such as advertising, trade shows, marketing materials, lead generation activities and public relations. Our selling and marketing expenses may fluctuate from quarter to quarter based on the timing of trade shows and sales commissions, which vary based on sales.

         Selling and marketing expenses increased 13.9% to $20.8 million in fiscal 2000 from $18.3 million in fiscal 1999. The increase in selling and marketing expenses resulted primarily from increased sales of Cleaner 5, iFinish and Wired products. We currently anticipate that our selling and marketing expenses will remain relatively flat in absolute dollars in fiscal 2001 versus fiscal 2000 as we maintain our focus on the Internet and traditional broadcasters.

         General and administrative. General and administrative expenses consist primarily of salaries and related benefits, travel and outside services for human resources, finance, information technology, legal, and other administrative functions.

         General and administrative expenses increased 13.2% to $8.3 million in fiscal 2000 from $7.3 million in fiscal 1999. The increase in general and administrative expenses resulted primarily from increased personnel costs in support of higher net sales and increased costs due to the merger with Digital Origin and the acquisitions of Wired, 21st Century and J2. We currently anticipate that our general and administrative expenses will decrease in fiscal 2001 compared to fiscal 2000 as we begin to realize expense efficiencies as a result of our streamlining initiatives of the general and administrative functions, which occurred late in fiscal 2000.

         Amortization of intangible assets. We recorded expense for the amortization of intangible assets of $2,814,000 in fiscal 2000 related to the acquisitions of Terran, Wired, 21st Century, J2 and certain assets of Integrated Computing Engines, Inc. In fiscal 1999, we recorded amortization expense of $231,000 related to the acquisition of Terran.

         Acquired in-process research and development. In connection with the acquisition of Wired, we allocated $470,000 of the purchase price to in-process research and development projects. In fiscal 1999, in connection with the acquisition of Terran, we allocated $430,000 of the purchase price to in-process research and development projects. Both of allocations represented the estimated fair value based on risk-adjusted cash flows related to incomplete research and development projects. At the date of acquisition of each company, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

         Restructuring expense. In the fourth quarter of fiscal 2000, we implemented a restructuring plan to better align our organization with our corporate strategy and to reflect the consolidation of several companies we acquired in the past fiscal year. We recorded $1,256,000 of restructuring expense in the fourth quarter of fiscal 2000. The major components of the restructuring charge relate to the write-off of certain assets no longer required to run the operations of the Company and the termination of employment of personnel across all functions. At November 30, 2000, approximately $528,000 of the accrued restructuring charge remained to be paid, primarily composed of severance-related costs associated with the termination of employment of personnel. The total cash impact of the restructuring amounted to approximately $528,000. In fiscal 1999, we implemented a restructuring plan to focus ourselves on a new market opportunity, streaming media, created as a result of our acquisition of Terran. We recorded $424,000 of restructuring expense in the third quarter of fiscal 1999. The major component of the restructuring charge relates to the termination of employment of personnel in the research and development, selling and marketing and general and administrative functions. At November 30, 1999, approximately $232,000 of the $424,000 restructuring charge remained to be paid, composed entirely of severance-related costs. The total cash paid as of November 30, 1999 was $192,000 and the remaining $232,000 was paid in the first quarter of fiscal 2000.

         Merger-related costs. In fiscal 2000, we recorded $2,007,000 of merger-related costs associated with our merger with Digital Origin in the second quarter of fiscal 2000. These costs include the use of external professional services including legal, accounting and investment banking to assist in the negotiation and closing of the transaction. There was no such expense recorded in fiscal 1999.

         Interest income (expense), net. Interest income (expense), net, decreased 17.7% to $1.1 million in fiscal 2000 from $1.3 million in fiscal 1999. The decrease in interest income (expense), net, resulted from lower cash and cash equivalents due primarily to the net loss incurred in fiscal 2000 and the use of cash for the acquisitions of Terran, Wired, 21st Century, J2 and substantially all of the assets of ICE and the merger with Digital Origin. We currently anticipate that interest income will decline in fiscal 2001 versus 2000 due to a reduction in our average cash balance throughout fiscal 2001 compared with fiscal 2000.

         Other income (expense), net. Other income (expense), net was an expense of $0.6 million for fiscal 2000 compared to income of $7.1 million for fiscal 1999. The expense for fiscal 2000 was primarily due to foreign currency transactions losses related to our four European subsidiaries. For fiscal 1999, other income of $7.1 million included $4.5 million from the Korea Data Systems America, Inc ("KDS") license (as discussed in Note 13 to the consolidated financial statements), $2.5 million from the sale of the Color Server Group and other assets to Splash Technology Holdings, Inc. ("Splash"), and $0.1 million in miscellaneous other income.

         Tax provision (benefit). We did not require a tax provision in fiscal 2000 or fiscal 1999 due to the net loss recorded in fiscal 2000 and the utilization of net operating loss carryforwards and tax credits available to the Company to offset against other income in fiscal 1999.

         Net income (loss). As a result of the above factors, we recorded a net loss in fiscal 2000 in the amount of $10,381,000 or $0.87 per share, compared to net income of $6,419,000, or $0.054 per diluted share, in fiscal 1999.

COMPARISON OF FISCAL 1999 TO FISCAL 1998

         Net sales. Our total net sales for fiscal 1999 increased 13.0% to $64.8 million from $57.4 million for fiscal 1998. Net sales from products for fiscal 1999 increased 11.6% to $56.0 million from $50.1 million for fiscal 1998. The increase in net sales from products was due primarily to the shipment of iFinish (previously called Finish), the Company's high performance Windows NT-based product line, along with Internet tools sales from our wholly owned subsidiaries Terran Interactive and Digital Origin. We completed the acquisition of Terran Interactive, Inc., ("Terran") a leading developer of streaming media tools for preparing high-quality video for broadcast on the Internet in June 1999. Internet tools sales increased to $17.4 million in fiscal 1999 from $4.7 in fiscal 1998. During 1999, sales of previously introduced software products for digital video camcorders including PhotoDV, MotoDV, and EditDV increased over fiscal 1998. In addition during 1999, Digital Origin introduced several new products including EditDV for Windows, MotoDV Studio, MotoDV Mobile, RotoDV, RotoWeb and IntroDV. Localized versions of several of the products were introduced to the European and Japanese markets contributing to growth in international software revenues. No customer accounted for more than 10% of our net sales in fiscal 1999. One customer accounted for 13.6% of net sales in 1998.

         Net sales from services for fiscal 1999 increased 23.1% to $8.9 million from $7.2 million for fiscal 1998. The increase in net sales from services was due to new customers purchasing and existing customers renewing their support contracts.

         Net sales from customers outside of the United States accounted for approximately 38% and 39% of net sales in fiscal 1999 and fiscal 1998, respectively.

         Gross profit. Our gross profit increased 34.2% to $40.4 million in fiscal 1999 from $30.1 million in fiscal 1998. In the first quarter of fiscal 1999, we reclassified certain costs associated with our Platinum support services. We now classify these costs as part of cost of goods sold. The change in presentation had the effect of increasing cost of goods sold and reducing selling and marketing expenses by the same amount. Certain amounts in the comparable period of 1998 have been reclassified to conform to the 1999 presentation. Overall gross profit as a percentage of net sales increased to 62.3% in fiscal 1999 from 52.5% in fiscal 1998. Gross profit as a percentage of net sales of products increased to 58.6% in fiscal 1999 from 48% in fiscal 1998, while gross profit as a percentage of net sales of services increased to 85.7% in fiscal 1999 from 84.2% in fiscal 1998. The increase in gross profit in fiscal 1999 over fiscal 1998 was a result of increased sales of software products, which provide higher gross profit, and the discontinuation of lower margin monitor and graphics product lines.

         Research and development. Research and development expenses decreased 18.2% to $15.7 million in fiscal 1999 from $19.2 million in fiscal 1998. The majority of the decrease in research and development expenses represented lower development costs due to the completion of iFinish, the Company's high-performance Windows NT-based product line, which began shipping in the first quarter of fiscal 1999 and headcount reductions resulting from Digital Origin's departure from the monitor and graphics business.

         Selling and marketing. Selling and marketing expenses increased 1.3% to $18.3 million in fiscal 1999 from $18.1 million in fiscal 1998. Selling expenses consist primarily of salaries and related benefits, travel, commissions, and marketing costs such as advertising, trade shows, marketing materials, lead generation activities and public relations. The increase in selling and marketing expenses resulted primarily from the acquisition of Terran and our promotion of the streaming media tools acquired as part of the transaction.

         General and administrative. General and administrative expenses increased 8.4% to $7.3 million in fiscal 1999 from $6.7 million in fiscal 1998. General and administrative expenses consist primarily of salaries and related benefits, travel and outside services for human resources, finance, information technology, legal and other administrative functions. The increase in general and administrative expenses resulted primarily from increased personnel costs in support of higher net sales.

         Amortization of intangible assets. We recorded an expense for the amortization of intangible assets of $231,000 in fiscal 1999 as a result of the acquisition of Terran. There was no similar expense recorded in fiscal 1998.

         Acquired in-process research and development. In connection with the acquisition of Terran, we allocated $430,000 of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

         Restructuring expense. In the third quarter of fiscal 1999, we implemented a restructuring plan to focus ourselves on a new market opportunity, streaming media, created as a result of our acquisition of Terran. We recorded $424,000 of restructuring expense in the third quarter of fiscal 1999. The major component of the restructuring charge relates to the termination of employment of personnel in the research and development, selling and marketing and general and administrative functions. At November 30, 1999, approximately $232,000 of the $424,000 restructuring charge remained to be paid, comprised of severance-related costs. The total cash paid as of November 30, 1999 was $192,000 and the remaining $232,000 was paid in the first quarter of fiscal 2000.

         Interest income (expenses), net. Interest income (expense), net, increased 14.5% to $1.3 million in fiscal 1999 from $1.2 million in fiscal 1998. The increase in interest income (expense), net, results from lower interest expense due primarily to lower average borrowings as a result of the repayment of the working capital line of credit.

         Other income (expense), net. Other income, net was $7.1 million for fiscal 1999 compared to $12.4 million for fiscal 1998. The other income for fiscal 1999 includes $4.5 million from the Korea Data Systems America, Inc ("KDS") license (as discussed in Note 13 to the consolidated financial statements), $2.5 million from the sale of the Color Server Group and other assets to Splash Technology Holdings, Inc. ("Splash"), and $0.1 million in miscellaneous other income. Fiscal 1998 included $1.6 million related to the KDS license, $10.0 million from the sale of Splash Common Stock, $0.5 million from the sale of Umax Common Stock and $0.3 million in miscellaneous other income.

         Tax provision (benefit). We did not require a tax provision in fiscal 1999 due to the utilization of net operating loss carryforwards and tax credits available to the Company to offset against operating income. For fiscal 1998, we reversed an accrual for income taxes of $1.0 million. The reversal reflects the fact that exposure in certain foreign jurisdictions, as a result of our closure of a foreign subsidiary, had become remote.

         Net income (loss). As a result of the above factors, we recorded net income in fiscal 1999 in the amount of $6,419,000 or $0.54 per diluted share, compared to net income of $603,000, or $0.05 per share, in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

         We have funded our operations to date primarily from public offerings of equity securities and cash flows from operations. As of November 30, 2000, our principal sources of liquidity included cash, cash equivalents and marketable securities totaling approximately $17,661,000. This was a decrease of approximately $14,366,000 from the $32,027,000 of cash, cash equivalents and marketable securities we had as of November 30, 1999.

         During fiscal 2000, cash used in operating activities was approximately $6,601,000 compared to cash used in operating activities of approximately $2,601,000 for the same period a year ago. Cash used in operations during fiscal 2000 included a net loss of $10,381,000 including depreciation and amortization of $3,744,000, amortization of acquisition-related intangible assets of $2,814,000, non cash restructuring and other charges of $728,000, acquired in-process research and development expense of $470,000, non cash interest and other expense of $96,000, a loss on the sale of marketable securities of $58,000, and a gain on the disposition of fixed assets of $10,000. In addition, cash used in operations was affected by changes in asset and liabilities including increases in accounts receivables of $1,127,000, inventories of $1,573,000 and reductions in accrued expenses of $1,939,000 offset by increases in accounts payable of $423,000 and deferred revenue of $79,000, and prepaid expenses and other current assets of $17,000. Net cash provided by investing activities was approximately $1,514,000 in fiscal 2000 compared to approximately $9,020,000 for the same period a year ago. Cash provided by investing activities during 2000 was derived from the proceeds of sales of marketable securities, net of purchases of approximately $12,604,000. This was offset by approximately $3,532,000 related to the acquisition of Terran, $1,797,000 related to the acquisition of certain assets of ICE, $1,487,000 related to the acquisition of Wired, $481,000 related to the acquisition of 21st Century, and $152,000 related to the acquisition of J2. In addition, cash provided by investing activities was affected by $2,609,000 for capital expenditures for equipment, an increase in other assets of $771,000, and an increase in intangible assets of $261,000. Cash provided by financing activities during 2000 was approximately $4,696,000 compared to cash used in financing activities of $397,000 for the same period a year ago. In 2000, cash provided by financing activities was proceeds from the issuance of common stock pursuant to stock plans. Cash was also affected by a net decrease in cash related to the Digital Origin, Inc. pre-merger period of $1,483,000.

         We currently anticipate that our current cash and equivalents will be sufficient to fund our anticipated cash requirements for working capital and capital expenditures for at least the next twelve months. We may need to raise additional funds, however, in order to fund expansion of our business, develop new and enhance existing products and services, or acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership or our stockholders may be reduced, our stockholders may experience additional dilution, and such securities may have rights, preferences or privileges senior to those of our existing stockholders. Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund expansion, take advantage of unanticipated opportunities or develop or enhance our products or services would be significantly limited.

CAUTIONARY STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following cautionary statements and elsewhere in this Annual Report on Form 10-K. If any of the following risks were to occur, our business, financial condition, or results of operations would likely suffer. In that event, the trading price of our common stock would decline.


         MERGER AND ACQUISITION RELATED RISKS. During fiscal year ended November 30, 2000, we completed the merger with Digital Origin and the acquisitions of Wired, 21st Century, and J2. In addition, we completed the acquisition of certain assets of ICE. Our business and results of operations could be materially adversely affected in the event we fail to complete publicly announced acquisitions or to successfully integrate the business and operations of the merger or the acquisitions. In the future, we may continue to acquire or merge with existing businesses, products, and technologies to enhance and expand our line of products. Such mergers and acquisitions may be material in size and in scope. There can be no assurance that we will be able to identify, acquire, or profitably manage additional business or successfully integrate any acquired businesses into our business without substantial expenses, delays, or other operational or financial problems. Acquisitions involve a number of special risks and factors, including increasing competition for attractive acquisition candidates in our markets, the technological enhancement and incorporation of acquired products into existing product lines and services, the assimilation of the operations and personnel of the acquired companies, failure to retain key acquired personnel, adverse short-term effects on reported operating results, the amortization of acquired intangible assets, the assumption of undisclosed liabilities of any acquired companies, the failure to achieve anticipated benefits such as cost savings and synergies, as well as the diversion of management's attention during the acquisition and integration process. Some or all of these special risks and factors may have a material adverse impact on our business, operating results, and financial condition and, as a result, may negatively affect the market price of our common stock.

SIGNIFICANT FLUCTUATIONS AND UNPREDICTABILITY OF OPERATING RESULTS. Our quarterly operating results are difficult to predict, have varied significantly in the past and are likely to vary significantly in the future for a number of reasons, including new product announcements and introductions by ourselves or our competitors, changes in pricing, and the volume and timing of orders received during the quarter. Also, in the past, we have experienced delays in the development of new products and enhancements, and such delays may occur in the future. These factors make the forecasting of revenue inherently uncertain. Additionally, a significant portion of our operating expenses is relatively fixed, and operating expense levels are based primarily on internal expectations of future revenue. As a consequence, quarterly operating expense levels cannot be reduced rapidly in the event that quarterly revenue levels fail to meet internal expectations. For these reasons, you should not rely on period-to-period comparisons of our financial results to forecast our future performance. It is likely that in some future quarter or quarters our operating results will be below the expectations of securities analysts or investors. If quarterly revenue or earnings levels fail to meet internal or external expectations, the market price of our common stock may decline significantly.

EMERGING MARKETS. The markets in which we offer our software and systems products and services are intensely competitive and rapidly changing. We are targeting the emerging market of new Internet-based broadcasters that are building streaming media web sites and businesses and institutions that are adding Internet video to their web sites. This market and the products utilized by these users are relatively new. Our success in this emerging market will depend on the rate at which the market develops and our ability to penetrate that market. We will not succeed if we cannot compete effectively in this market and, as a result, our business and operating results could be materially and adversely affected.

RISKS ASSOCIATED WITH DEVELOPMENT AND INTRODUCTION OF NEW PRODUCTS. If we are not successful in developing and introducing new products to the markets we serve our business and operating results will suffer. In addition, new product announcements by our competitors and by us could have the effect of reducing customer demand for our existing products. Also, when we introduce new or enhanced products we must effectively manage the transitions from existing products to minimize disruption of orders from our customers. New product introductions require us to devote time and resources to the training of our sales channel in the features and target customers for such new products, which efforts could result in less selling efforts being made by the sales channel during such training period. Our failure to effectively manage new product announcements or introductions could contribute to significant quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline and, as a result, our operating results will suffer.

RAPID TECHNOLOGICAL CHANGE. The market for our products is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. Our future success will depend in part upon our ability to enhance existing products and to introduce new products and features in a timely manner to address customer requirements, respond to competitive offerings, adapt to new emerging industry standards and take advantage of new enabling technologies that could render our existing products obsolete. We plan to continue to invest in research and development, in connection with our development strategy. Any delay or failure on our part in developing additional new products or features for existing products or any failure of such new products or features to achieve market acceptance, could have a material adverse effect on our business and operating results and our stock price will suffer.

COMPETITION. The market for our products is highly competitive and characterized by pressure to reduce prices, incorporate new features and accelerate the release of new products. A number of companies currently offer products that compete directly or indirectly with our products, including Accom, Inc., AnyStream, Inc., Adobe Systems Inc., Apple Computer Inc., Avid Technology, Inc., Discreet (a division of Autodesk, Inc.), FAST Electronic GmbH, Loudeye Technologies, Inc., Matrix Electronic Systems Ltd., Pinnacle Systems, Inc., Real Networks Inc., and Sonic Foundry, Inc. In addition, we expect much larger vendors, such as Matsushita Electric Industrial Company Ltd., Microsoft Corporation, and Sony Corporation, to develop and introduce digital editing systems that may compete with our products. Many of these current and potential competitors have greater financial, technical and marketing resources than us, including, without limitation, larger and more established selling and marketing capabilities, greater brand recognition and a larger installed base of customers, and well-established relationships with our existing and potential customers, complementary technology vendors and other business partners. As a result, our competitors may be able to develop products comparable to or superior to our own products, adapt more quickly than us to new technologies, evolving industry standards or customer requirements, or lower their product costs and thus be able to lower prices to levels at which we could not operate profitably, the occurrence of any of which could have a material adverse effect on our business and operating results. In this regard, we believe that it will continue to experience competitive pressure to reduce prices, particularly for our high data rate systems. We have historically realized higher gross profit on the sale of these high data rate systems, and such continued competitive pricing pressure could result in lower sales and gross margin, which in turn could adversely affect our business and operating results and negatively affect the price of our common stock.

DEPENDENCE ON AND COMPETITION WITH APPLE COMPUTER, INC. As a competitor, Apple Computer, Inc. ("Apple") could, in the future, inhibits our ability to develop our products that operate on the Macintosh platform. Additionally, new products and enhancements to existing products from Apple such as Final Cut Pro could cause customers to delay purchases of our products or alter their purchase decision altogether. Furthermore, as the sole supplier of Macintosh computers, any disruption in the availability of these computers could cause customers to defer or alter their purchase of our products. We rely on access to key information from Apple to continue development of our products and any failure to continue supplying our engineers with this information could have a material adverse affect on our business and financial results and negatively affect the price of our common stock.

DEPENDENCE ON MICROSOFT CORPORATION. Many of our products operate in the Windows environment and our engineers depend upon access to information in advance from Microsoft Corporation ("Microsoft"). Any failure to continue supplying our engineers with this information could have a material adverse affect on our business and financial results and negatively affect the price of our common stock.

DEPENDENCE ON SINGLE OR LIMITED SOURCE SUPPLIERS. The Company is dependent on single or limited source suppliers for several key components used in its products that have no ready substitutes, including various audio and video signal processing integrated circuits manufactured in each case only by Crystal Semiconductor Corp., Raytheon Company, LSI Logic Corp., Philips Semiconductors or Zoran Corp. The availability of many of these components is dependent on our ability to provide suppliers with accurate forecasts of our future requirements, and certain components we use to build our products have been subject to industry-wide shortages. We do not carry significant inventories of these components and have no guaranteed supply arrangements with such suppliers. There can be no assurance that our inventory levels will be adequate to meet production needs during any interruption of supply. Our inability to develop alternative supply sources, if required, or a reduction or stoppage in supply, could delay product shipments until new sources of supply become available, and any such delay could adversely affect our business and operating results in any given period and negatively affect the price of our common stock.

DEPENDENCE ON PROPRIETY TECHNOLOGY. Our ability to compete successfully and achieve future revenue growth will depend, in part, on our ability to protect our proprietary technology and operate without infringing the rights of others. Previously, we have received, and may in the future continue to receive, communications suggesting that our products may infringe on the patents or other intellectual property rights of third parties. Our policy is to investigate the factual basis of such communications and negotiate licenses where appropriate. While it may be necessary or desirable in the future to obtain licenses relating to one or more products, or relating to current or future technologies, there can be no assurance that we will be able to do so on commercially reasonable terms or at all. There can be no assurance that these or other future communications can be settled on commercially reasonable terms or that they will not result in protracted and costly litigation. Any failure to secure the necessary intellectual property right of third parties on commercially reasonable terms may adversely affect our business and operating results and negatively affect the price of our common stock.

RISKS OF THIRD-PARTY CLAIMS OF INFRINGEMENT. There has been substantial industry litigation regarding patent, trademark and other intellectual property rights involving technology companies. In the future, litigation may be necessary to enforce any patents issued to us or to enforce trade secrets, trademarks and other intellectual property rights owned by us, to defend ourselves against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. For a description of certain pending litigation instituted against the Company, see Item 3, Legal Proceedings and Note 7(b) to the Consolidated Financial Statements included herein. Any such litigation could be costly and a diversion of management's attention, which could adversely affect our business and operating results and our financial condition. Adverse determinations in any such litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from manufacturing or selling our products, any of which could adversely affect our business and operating results and our financial condition.

DEPENDENCE ON DISTRIBUTORS AND RESELLERS. We rely primarily on our worldwide network of independent distributors and VARs to distribute and sell our products to end-users. Our distributors and resellers generally offer products of several different companies, including in some cases products that are competitive with our own products. In addition, many of the VARs are small organizations with limited capital resources. There can be no assurance that our distributors and resellers will continue to purchase products from us, or that our efforts to expand our network of distributors and resellers will be successful. Any significant failure on our part to maintain or expand our network or distributors and resellers could have a material adverse effect on our business and operating results and negatively affect the price of our common stock.

RELIANCE ON INTERNATIONAL SALES. International sales and operations may be subject to risks such as the imposition of government controls, export license requirements, restrictions on the export of critical technology, less effective enforcement of proprietary rights; currency exchange fluctuations, generally longer collection periods, political instability, trade restrictions, changes in tariffs, difficulties in staffing and managing international operations, potential insolvency of international resellers and difficulty in collecting accounts receivable. Our international sales are also subject to more seasonal fluctuation than domestic sales. In this regard, the traditional summer vacation period, which occurs during our third fiscal quarter, may result in a decrease in sales, particularly in Europe. There can be no assurance that these factors will not have an adverse effect on our future international operations and consequently, on our business and operating results. This fluctuation may be material and negatively affect the price of our common stock.

INTERNET-BASED SALES. In the second half of fiscal 1999, we implemented e-commerce systems allowing customers to purchase our products directly from one of our web sites. Since implementation of the e-commerce system, our sales through this channel have increased as a percentage of our total sales. There can be no assurances that our customers will continue to purchase our products from one of our web sites or that these web sites will not experience technical difficulties thereby causing customers to delay purchases. Any significant technical difficulties could have a material adverse affect on our business and operating results and negatively affect the price of our common stock.

DEPENDENCE ON KEY PERSONNEL. Competition for employees with the skills required by us is intense in the geographic areas in which we maintain physical operations. We believe that our future success will depend on our continued ability to attract and retain qualified employees, especially in research and development. Any significant delay in hiring key personnel could have a material adverse affect on our business and operating results and negatively affect the price of our common stock.

HISTORY OF LOSSES. We have incurred substantial operating losses in each of the past five fiscal years. We incurred operating losses of approximately $10.9 million, $2.0 million, $13.9 million, $27.2 million and $16.0 million for fiscal 2000, 1999, 1998, 1997 and 1996, respectively. As of November 30, 2000, we had an accumulated deficit of approximately $189.4 million. Over the past three years we have significantly increased our research and development expenses as a percentage of total sales and we plan to continue to invest in new technology, and as a result, we may incur operating losses in future periods. We will need to generate increases in our current sales levels to achieve profitability and we may not be able to do so. If our sales grow more slowly than we anticipate or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenue, our business will be significantly and adversely affected. Our failure to achieve profitability or achieve the level of profitability expected by investors and securities analysts may adversely affect the market price of our common stock.

STOCK PRICE VOLATILITY. The trading price of our common stock has been highly volatile and has fluctuated significantly in the past. During fiscal 2000, our stock price fluctuated between a low of $2.125 per share and a high of $52.75 per share. We believe that the price of our common stock may continue to fluctuate significantly in the future in response to a number of events and factors relating to our company, our competitors, and the market for our products and services, many of which are beyond our control, such as, variations in our quarterly operating results; changes in financial estimates and recommendations by securities analysts; changes in market valuations of companies in our markets; announcements by us or our competitors of significant products, acquisitions, or strategic partnerships; failure to complete significant business transactions; departures of key personnel; purchases or sales of common stock or other securities by us; or news relating to trends in our markets. In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme volatility over the past twelve months. This volatility has often been unrelated to the operating performance of particular companies. These broad and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance.

EURO CONVERSION. On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the euro. As of January 1, 2002, the transition to the Euro will be complete. We maintain operations within the European Union and have prepared for the Euro conversion. We do not expect the costs associated with the transition to be material. However, the overall effect of the transition to the Euro may have a material adverse affect on our business, financial condition and financial results.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's financial statements, together with the auditors' report thereon, appear on pages F-1 through F-28 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

         The Company will furnish to the Securities and Exchange Commission not later than 120 days after the close of its fiscal year ended November 30, 2000 a definitive Proxy Statement (the "Proxy Statement") for the Annual Meeting of Stockholders to be held in April 2001. The information required by this Item is incorporated herein by reference to "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

         The following documents are filed as part of this report:

                                                                                              PAGE
                                                                                              ----
       (a) (1) Consolidated Financial Statements.
       MEDIA 100 INC. AND SUBSIDIARIES
         Report of Independent Public Accountants............................................    F-2
         Report of Independent Public Accountants............................................    F-3
         Consolidated Balance Sheets as of November 30, 2000 and 1999........................    F-4
         Consolidated Statements of Operations for the Fiscal Years Ended
              November 30, 2000, 1999 and 1998...............................................    F-5
         Consolidated Statement of Stockholders' Equity for the Fiscal Years Ended
              November 30, 2000, 1999 and 1998...............................................    F-6
         Consolidated Statements of Cash Flows for the Fiscal Years Ended
              November 30, 2000, 1999 and 1998...............................................    F-7
         Notes to Consolidated Financial Statements..........................................    F-9

       (a) (2)  Financial Statement Schedules.

         Not applicable.

       (a) (3) List of Exhibits.

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

       4.03   A    Warrant dated September 13, 1995 between IBM Credit
                   Corporation and the Digital Origin Inc.. (8)

              B Warrant dated October 13, 1996, between Mitsubishi Electronics America, Inc. and the Digital Origin Inc. (9)

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

       10.12  A    *Digital Origin Inc.'s 401(k) Savings and Investment
                    Plan. (6)

              B *Amendment to Digital Origin Inc.'s 401(k) Savings and Investment Plan. (1)

              C *Digital Origin Inc.'s 401(k) Savings and Investment Plan Loan Policy. (1)

       10.13  *Digital Origin Inc.'s 1995 Stock Option Plan. (1)

       10.14 *Form of Stock Option Agreement and Exercise Request as currently in effect under 1995 Stock Option Plan. (1)

       10.15  *Digital Origin Inc.'s 1994 Directors' Stock Option Plan. (1)

       10.16  Form of Indemnity Agreement with Directors. (5)

       10.17 *Employment Agreement by and between Digital Origin Inc. and Mark Housley dated December 20, 1996. (10)

       10.18 *Employment Termination and Release Agreement with Mark Housley dated November 3, 2000.

       10.19 Asset Purchase Agreement dated as of August 7, 1998 between Korea Data Systems America, Inc. and the Digital Origin Inc.. (11)

       10.20 Amended and Restated License Agreement dated as of August 7, 1998 between Korea Data Systems America, Inc. and the Digital Origin Inc.. (11)

       10.21 Asset Purchase Agreement dated as of November 23, 1998 between Post Digital Software, Inc. and the Digital Origin Inc.. (12)

       10.22 Asset Sale Agreement dated as of December 4, 1998 between Splash Technology Holdings, Inc. and the Digital Origin Inc.. (12)

       10.23 Supplement to the License and Asset Purchase Agreement dated December 4, 1998 between Korea Data Systems America, Inc. and the Digital Origin Inc.. (12)

       10.24 Lease agreement by and between Digital Origin Inc. and Eliane Ortuno, Trustee, Donald T. Kitts Trust dated January 8, 1999. (460 East Middlefield Road, Mountain View, California offices). (13)

       10.25 Digital Origin Inc.'s 1999 Employee Stock Purchase Plan and related documents. (14)

       21 Subsidiaries of Media 100 Inc. (filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997 and incorporated by reference herein).

       23     Consent of Arthur Andersen LLP.

       23.2   Consent of Ernst & Young LLP.

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

            (11)  Incorporated by reference to exhibits to Digital Origin Inc.
                     Report on Form 10-Q filed on August 11, 1998.

            (12)  Incorporated by reference to exhibits to Digital Origin Inc.
                     Report on Form 10-K filed on December 23, 1998.

            (13)  Incorporated by reference to exhibits to Digital Origin Inc.
                     Report on Form 10-Q filed on February 10, 1999.

            (14)  Incorporated by reference to exhibits to Digital Origin Inc.
                     Report on Form 10-Q filed on May 12, 1999.

        - Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates.

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Media 100 Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2001.


                                        Media 100 Inc.


                                        By: /s/ JOHN A. MOLINARI
                                           -----------------------------------
                                           John A. Molinari
                                           Chief Executive Officer and President


                                POWER OF ATTORNEY


       KNOW ALL MEN BY THESE PRESENTS that each of the undersigned officers and directors of Media 100 Inc., a Delaware corporation (the "Company"), hereby constitutes and appoints John A. Molinari and Steven D. Shea, and each of them, with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities (until revoked in writing) to sign the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2000, and any and all amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.


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

       SIGNATURE                             TITLE                                        DATE
       ---------                             -----                                        ----
/s/  JOHN A. MOLINARI                 Chief Executive Officer, President           February 28, 2001
--------------------------------      and Director
John A. Molinari                      (Principal Executive Officer)


/s/ STEVEN D. SHEA                    Chief Financial Officer                      February 28, 2001
--------------------------------      and Treasurer
Steven D. Shea                        (Principal Financial and Accounting
                                      Officer)


/s/ MAURICE L. CASTONGUAY             Director                                     February 28, 2001
--------------------------------
Maurice L. Castonguay


/s/ MARK HOUSLEY                      Director                                     February 28, 2001
--------------------------------
Mark Housley


/s/  CARL ROSENDAHL                   Director                                     February 28, 2001
--------------------------------
Carl Rosendahl


/s/ PAUL J. SEVERINO                  Director                                     February 28, 2001
--------------------------------
Paul J. Severino

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                PAGE
                                                                                                ----
MEDIA 100 INC. AND SUBSIDIARIES

       Report of Independent Public Accountants..............................................    F-2

       Report of Independent Public Accountants..............................................    F-3

       Consolidated Balance Sheets as of November 30, 2000 and 1999..........................    F-4

       Consolidated Statements of Operations for the Fiscal Years Ended
            November 30, 2000, 1999 and 1998.................................................    F-5

       Consolidated Statement of Stockholders' Equity for the Fiscal Years Ended
            November 30, 2000, 1999 and 1998.................................................    F-6

       Consolidated Statements of Cash Flows for the Fiscal Years Ended
            November 30, 2000, 1999 and 1998.................................................    F-7

       Notes to Consolidated Financial Statements............................................    F-9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Media 100 Inc.:


We have audited the accompanying consolidated balance sheets of Media 100 Inc. (a Delaware corporation) and subsidiaries as of November 30, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended November 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. As discussed in Note 3, on May 9, 2000, Media 100 Inc. merged with Digital Origin, Inc. in a transaction that has been accounted for as a pooling-of-interests in the accompanying consolidated financial statements. We did not audit the financial statements of Digital Origin, Inc. as of September 30, 1999 or for either of the years in the two-year period ended September 30, 1999. Such statements are included in the consolidated financial statements of Media 100 Inc. and reflect total assets of 13% as of November 30, 1999 and total revenues of 21% and 27%, respectively, for each of the two years in the period ended November 30, 1999, of the related consolidated totals. The financial statements of Digital Origin, Inc. were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for Digital Origin, Inc., is based solely upon the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Media 100 Inc. and subsidiaries as of November 30, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2000, in conformity with accounting principles generally accepted in the United States.



                                         /s/ ARTHUR ANDERSEN LLP
                                         ------------------------------------

Boston, Massachusetts
January 9, 2001 (except
with respect to the matter
discussed in Note 4 (b),
as to which the date is
January 26, 2001)

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


THE BOARD OF DIRECTORS AND SHAREHOLDERS
DIGITAL ORIGIN, INC.

We have audited the consolidated balance sheet of Digital Origin, Inc. as of September 30, 1999, and the related consolidated statements of income, convertible preferred stock and shareholders' equity, and cash flows for each of the two years in the period ended September 30, 1999 (not presented separately herein). Our audit also included the financial statement schedule (not presented separately herein). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digital Origin, Inc. at September 30, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        /s/  ERNST & YOUNG LLP
                                        -------------------------------------

San Jose, California
November 3, 1999

                                 MEDIA 100 INC.


                           CONSOLIDATED BALANCE SHEETS
            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS (OR INFORMATION))

                                                                       November 30,   November 30,
                                                                              2000           1999
                                                                      ------------    -----------
                             ASSETS
Current assets:
          Cash and cash equivalents                                      $  11,987    $  13,858
          Marketable securities                                              5,674       18,169
          Accounts receivable, net of allowance for doubtful
             accounts of $3,812 in 2000 and $4,160 in 1999                   8,619        8,376
          Inventories                                                        4,314        1,610
          Prepaid expenses and other current assets                          1,180        1,246
                                                                         ---------    ---------
          Total current assets                                              31,774       43,259

Property and equipment, net                                                  6,056        7,235
Intangible assets, net                                                       8,316        1,693
Other assets, net                                                            1,245          472
                                                                         ---------    ---------
          Total assets                                                   $  47,391    $  52,659
                                                                         =========    =========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
          Accounts payable                                               $   4,561    $   4,683
          Accrued expenses                                                   8,231       10,532
          Note payable (Note 3)                                              1,492         --
          Deferred revenue                                                   5,272        5,193
                                                                         ---------    ---------
          Total current liabilities                                         19,556       20,408
                                                                         =========    =========

Commitments and contingencies  (Notes 6 and 7)

Stockholders' equity:
          Preferred stock, $0.01 par value,
             Authorized - 1,000 shares, none issued                           --           --
          Common stock, $0.01 par value,
             Authorized - 25,000 shares
             Issued and outstanding - 12,265 and 11,477
               shares at November 30, 2000 and 1999, respectively              123          115
          Capital in excess of par value                                   217,182      210,839
          Accumulated deficit                                             (189,380)    (178,497)
          Accumulated other comprehensive loss                                 (90)        (206)
                                                                         ---------    ---------
          Total stockholders' equity                                        27,835       32,251
                                                                         ---------    ---------
          Total liabilities and stockholders' equity                     $  47,391    $  52,659
                                                                         =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                                 MEDIA 100 INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


FISCAL YEARS ENDED NOVEMBER 30,              2000        1999        1998
                                           --------    --------    --------
Net sales:
   Products                                $ 63,001    $ 55,977    $ 50,160
   Services                                   9,865       8,855       7,191
                                           --------    --------    --------
Total net sales                              72,866      64,832      57,351

Cost of sales                                32,092      24,454      27,262
                                           --------    --------    --------
     Gross profit                            40,774      40,378      30,089
                                           --------    --------    --------
Operating expenses:
   Research and development                  16,043      15,723      19,215

   Selling and marketing                     20,833      18,283      18,050

   General and administrative                 8,271       7,304       6,737

   Amortization of intangible assets          2,814         231        --

   Acquired in-process research and
       development                              470         430        --

   Restructuring expense                      1,256         424        --

   Merger-related costs                       2,007        --          --
                                           --------    --------    --------
     Total operating expenses                51,694      42,395      44,002
                                           --------    --------    --------

     Operating loss                         (10,920)     (2,017)    (13,913)

Interest income, net                          1,096       1,332       1,163
Other (expense) income, net                    (557)      7,104      12,353
                                           --------    --------    --------
(Loss) income from operations before
  tax benefit                               (10,381)      6,419        (397)
Tax benefit                                    --          --        (1,000)
                                           --------    --------    --------

   Net (loss) income                       $(10,381)   $  6,419    $    603
                                           ========    ========    ========

Basic (loss) earnings per share            $  (0.87)   $   0.57    $   0.05
                                           ========    ========    ========

Diluted (loss) earnings per share          $  (0.87)   $   0.54    $   0.05
                                           ========    ========    ========

Weighted average common
 shares outstanding:

 Basic                                       11,998      11,307      11,226
                                           ========    ========    ========
 Diluted                                     11,998      11,880      11,275
                                           ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                                 MEDIA 100 INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(IN THOUSANDS)

                                                      Common Stock                                             Accumulated
                                                     $.01 Par Value      Capital in                               Other
                                 Comprehensive     -----------------     Excess of   (Accumulated   Treasury   Comprehensive
                                 Income (loss)     Shares      Amount    Par Value      Deficit)      Stock    Income (loss)
----------------------------------------------------------------------------------------------------------------------------
Balance, November 30, 1997         $    --         11,134    $     111    $ 209,442    $(185,519)      $ --      $  21,967

Issuance of common stock
under stock plans                       --            148            2          547         --           --           --

Purchase of treasury stock              --           (48)         --           --           --           (163)        --


Comprehensive income:

Net income                               603                                                 603

   Unrealized gain on
  available for sale
  securities, net of
  reclassification
  adjustment for realized
  gains                                  353         --           --           --           --           --        (21,740)

     Translation adjustment               61         --           --           --           --           --             61
                                     -------

Comprehensive income                   1,017         --           --           --           --           --           --
                                     --------------------    --------------------------------------------------------------
Balance, November 30, 1998                         11,234          113      209,989     (184,916)        (163)         288

Issuance of common stock
under stock plans                       --            299            3          777         --            452         --

Issuance of common stock
under stock plans                       --           --           --             73         --            452         --

Purchase of treasury stock              --            (56)          (1)        --           --           (289)        --

Comprehensive income:

Net income                             6,419                                  6,419

  Unrealized loss on
  available for sale
  securities                            (482)        --           --           --           --           --           (482)

    Translation adjustment               (12)        --           --           --           --           --            (12)
                                     -------
Comprehensive income                   5,925         --           --           --           --           --           --
                                     --------------------    --------------------------------------------------------------
Balance, November 30, 1999                          11,477          115      210,839     (178,497)       --           (206)

Issuance of common stock
under stock plans                       --            686            7        4,661         --           --           --

Exercise of warrants for
common stock                            --             10         --             28         --           --           --

Issuance of common stock
for acquisitions                        --             92            1        1,614         --           --           --

Digital Origin Inc. share
issuance for the two months
ended November 30, 1999
(Note 3)                                --           --           --             40         --           --           --

Digital Origin loss for the
two months ended November
30, 1999 (Note 3)                       --           --           --           --           (502)        --           --

Comprehensive loss:

Net loss                             (10,381)                                            (10,381)

  Unrealized gain on
  available for sale
  securities                             167         --           --           --           --           --            167

     Translation adjustment              (51)        --           --           --           --           --            (51)
                                     -------
Comprehensive loss                 $ (10,265)        --           --           --           --           --           --
                                     --------------------    --------------------------------------------------------------
Balance, November 30, 2000                         12,265    $     123    $ 217,182    $(189,380)   $    --      $     (90)
                                                =========    ==============================================================

The accompanying notes are an integral part of these consolidated financial statements.

                                 MEDIA 100 INC.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

-------------------------------------------------------------------------------------------------
FISCAL YEARS ENDED NOVEMBER 30,                                  2000        1999        1998
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                              $(10,381)   $  6,419    $    603

Adjustments to reconcile net (loss) income
 from operations to net cash used in
 operating activities:
   Depreciation and amortization                                  3,744       3,740       3,074
   Noncash interest expense                                          96        --          --
   Acquired in-process research and development                     470         430        --
   Amortization of acquisition-related intangible assets          2,814         231        --
   (Gain) loss on disposition of fixed assets                       (10)       --            22
   Noncash restructuring and other charges                          728        --          --
   Gain on sale of other assets                                    --        (6,987)     (1,615)
   Loss (gain) on sale of marketable securities                      58         (22)    (10,626)

Changes in assets and liabilities, excluding
  effects of acquisitions:
   Accounts receivable                                           (1,127)     (2,462)      4,132
   Note receivable                                                 --         4,500      (4,500)
   Inventories                                                   (1,573)         81        (190)
   Prepaid expenses and other current assets                         17          33        (252)
   Accounts payable                                                 423         111      (2,234)
   Accrued expenses                                              (1,939)     (2,987)     (2,463)
   Deferred revenue                                                  79      (5,688)      6,876
                                                               ---------------------------------
Net cash used in operating activities                            (6,601)     (2,601)     (7,173)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Terran Interactive, Inc., net of cash             (3,532)     (1,890)       --
 acquired
Acquisition of Wired, Inc., net of cash acquired                 (1,487)       --          --
Acquisition of 21st Century Media, LLC, net of cash acquired       (481)       --          --
Acquisition of J2 Digital Media, Inc., net of cash acquired        (152)       --          --
Acquisition of certain assets of Integrated Computing            (1,797)       --          --
 Engines, Inc.
Net purchase of equipment                                        (2,609)     (2,275)     (3,239)
Purchase of intangible assets                                      (261)       (280)       --
Other assets                                                       (771)        (78)        280
Proceeds from sale of other assets                                 --         6,987       1,615
Net proceeds from sales of marketable securities                 12,604       6,556      14,686
                                                               ---------------------------------
Net cash provided by investing activities                         1,514       9,020      13,342

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on short term borrowings                            --        (1,340)     (3,298)
Proceeds from issuance of common stock pursuant to plans          4,668         780         549
Proceeds from exercise of warrants to purchase common stock          28        --          --
Proceeds from sale of treasury stock                               --           452        --
Purchase of treasury stock                                         --          (289)       (163)
Payments under capital leases                                      --          --          (273)
                                                               ---------------------------------
Net cash provided by (used in) financing activities               4,696        (397)     (3,185)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               3         (13)         50

NET DECREASE IN CASH OF DIGITAL ORIGIN, INC. FOR THE TWO         (1,483)       --          --
MONTHS ENDED NOVEMBER 30, 1999 (Note 3)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 (1,871)      6,009       3,034
CASH AND CASH EQUIVALENTS, beginning of period                   13,858       7,849       4,815
                                                               ---------------------------------

CASH AND CASH EQUIVALENTS, end of period                       $ 11,987    $ 13,858    $  7,849
                                                               =================================

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

FISCAL YEARS ENDED NOVEMBER 30,                               2000        1999        1998
                                                              ----        ----        ----

Cash paid for interest                                      $   --      $     55    $    495
                                                            ================================
Cash (received) paid for income taxes                       $   (146)   $     14    $    358
                                                            ================================
OTHER TRANSACTIONS NOT PROVIDING (USING) CASH:
Change in value of marketable securities                    $    167    $   (482)   $(21,740)
                                                            ================================
Warrant issued for technology                               $   --      $     73    $   --
                                                            ================================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
In connection with the acquisition of Wired, Inc., the
following noncash transaction occurred:
Fair value of assets acquired                               $  3,180    $   --      $   --
Cash paid for acquisition and acquisition costs                1,487        --          --
                                                            --------------------------------
Note payable and liabilities assumed                        $  1,693    $   --      $   --
                                                            ================================

In connection with the acquisition of 21st Century
Media, LLC, the following noncash transaction occurred:
Fair value of assets acquired                               $  1,130    $   --      $   --
Cash paid for acquisition and acquisition costs                  481        --          --
                                                            --------------------------------
Common stock issued and liabilities assumed                 $    649    $   --      $   --
                                                            ================================

In connection with the acquisition of J2 Digital Media,
Inc., the following noncash transaction occurred:
Fair value of assets acquired                               $    280    $   --      $   --
Cash paid for acquisition and acquisition costs                  152        --          --
                                                            --------------------------------
Liabilities assumed                                         $    128    $   --      $   --
                                                            ================================

In connection with the acquisition of certain assets
of Integrated Computing Engines, Inc., the following
noncash transaction occurred:
Fair value of assets acquired                               $  2,775    $   --      $   --
Cash paid for acquisition and acquisition costs                1,797        --          --
                                                            --------------------------------
Common stock issued                                         $    978    $   --      $   --
                                                            ================================

In connection with the acquisition of Terran Interactive,
Inc., the following noncash transaction occurred:
Fair value of assets acquired                               $  3,532    $  2,558    $   --
Cash paid for acquisition and acquisition costs                3,532       1,890        --
                                                            --------------------------------
Liabilities assumed                                         $   --      $    668    $   --
                                                            ================================

The accompanying notes are an integral part of these consolidated financial statements.

                                 MEDIA 100 INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 2000

1.  OPERATIONS

       Media 100 Inc., a Delaware corporation (the "Company"), designs and sells software applications, systems (comprising software and hardware) and services (for encoding and hosting digital media) that allow Internet-based ("online") and traditional broadcasters, corporate marketing professionals and educators to create and deliver high-quality video programs as either traditional media or Internet-compatible streams ("streaming media").

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of significant intercompany transactions and balances. These consolidated financial statements reflect the use of the following significant accounting policies, as described below and elsewhere in the notes to the consolidated financial statements. These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States.

(a)  Cash and Cash Equivalents and Marketable Securities

       Cash equivalents are carried at cost, which approximates market value, and have original maturities of less than three months. Cash equivalents include money market accounts and repurchase agreements with overnight maturities. Approximately $0.5 million of the cash and cash equivalents were restricted under various letters of credit at November 30, 2000.

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

Marketable securities held as of November 30, 2000 and 1999 consist of the following (in thousands):

                                                MATURITY          2000        1999
                                                --------          ----        ----
Investments available for sale:
       U.S. Treasury Notes                   less than 1 year   $    509    $   --

       U.S. Treasury Notes                   1 - 5 years           2,030       4,538
                                                                --------    --------
          Total U.S. Treasury Notes                                2,539       4,538

       Municipal Bonds                       less than 1 year       --         1,797

       Municipal Bonds                       1 - 5 years            --          --
                                                                --------    --------
          Total Municipal Bonds                                     --         1,797

       U.S. Agency Bonds                     less than 1 year        507        --

       U.S. Agency Bonds                     1 - 5 years            --         3,008
                                                                --------    --------
          Total U.S. Agency Bonds                                    507       3,008

       Money Market Instruments              less than 1 year      1,044       3,689


       Corporate Obligations                 less than 1 year      1,116       4,042

       Corporate Obligations                 1 - 5 years           1,512       4,784
                                                                --------    --------
          Total Corporate Obligations                              2,628       8,826

Total  Investments available for sale                              6,718      21,858
Less:  Cash equivalents                                           (1,044)     (3,689)
                                                                --------    --------
Total marketable securities                                     $  5,674    $ 18,169
                                                                ========    ========

                         MEDIA 100 INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               NOVEMBER 30, 2000

       Marketable securities had a cost of $5,718 and $18,380 at November 30, 2000 and 1999, respectively, and a market value of $5,674 and $18,169, respectively. To adjust the carrying amount of the November 30, 2000 and 1999 marketable securities portfolio to market value, unrealized losses have been reflected as a component of accumulated other comprehensive income in the stockholders' equity pursuant to the provisions of SFAS No. 115.

(b) Accumulated Other Comprehensive Income

       The Company records items of comprehensive income in accordance with SFAS No.130, REPORTING COMPREHENSIVE INCOME, and presents such information in the statement of stockholders' equity. The components of accumulated other comprehensive income are as follows (in thousands):

                                      CUMULATIVE    UNREALIZED        ACCUMULATED
                                      TRANSLATION   GAIN (LOSS)ON        OTHER
                                      ADJUSTMENT    SECURITIES       COMPREHENSIVE
                                      (NOTE 2g)     (NOTE 2a)            INCOME
                                     --------------------------------------------

November 30, 1997                       (44)        22,011             $ 21,967
  Current period change                  61            353                  414
  Reclassification adjustment          --          (22,093)             (22,093)
                                      -------------------------------------------

November 30, 1998                        17            271                  288
  Current period change                 (12)          (482)                (494)
                                      -------------------------------------------

 November 30, 1999                        5           (211)                (206)
  Current period change                 (51)           167                  116
                                      -------------------------------------------

November 30, 2000                       (46)           (44)            $    (90)
                                      ===========================================

(c)  Inventories

       Inventories at November 30, 2000 and 1999 are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following (in thousands):

                             2000         1999
                           -------       -------
Raw materials              $ 2,814       $   556
Work-in-process                733           498
Finished goods                 767           556
                           -------       -------
                           $ 4,314       $ 1,610
                           =======       =======

       Work-in-process and finished goods inventories include material, labor and manufacturing overhead. Management performs periodic reviews of inventory and disposes of items not required by their manufacturing plan.

(d) Depreciation and Amortization

       The Company provides for depreciation and amortization, using the straight-line method by charges to operating expenses in amounts that allocate the cost of the property and equipment over the following estimated useful lives:

        DESCRIPTION                      USEFUL LIVES
        ---------------------------------------------
        Machinery and equipment          3 to 5 years
        Purchased software               3 to 5 years
        Furniture and fixtures           3 to 7 years
        Vehicles                         3 years
        Leasehold Improvements           Life of Lease

                         MEDIA 100 INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               NOVEMBER 30, 2000

(e) Property and equipment, net

       Property and equipment, net at November 30, 2000 and 1999 (in thousands) is stated at cost, less accumulated depreciation and amortization, and consists of the following:

                                       2000        1999
                                     --------    --------
Machinery and equipment              $ 13,308    $ 11,535
Purchased software                      6,062       8,026
Furniture and fixtures                  1,733       1,606
Vehicles                                    9          11
Leasehold improvements                  1,618       1,599
                                     --------    --------
                                     $ 22,730    $ 22,777
Less: accumulated depreciation
 and amortization                     (16,674)    (15,542)
                                     --------    --------
                                     $  6,056    $  7,235
                                     ========    ========

(f) Intangible Assets

       Intangible assets consist of the following as of November 30, 2000 and 1999:

                                    2000        1999
                                 --------    --------
Patents and trademarks                431    $    169
Developed technology                2,460       1,733
Goodwill                            8,625         101
                                 --------    --------
                                 $ 11,516    $  2,003
Less: accumulated amortization     (3,200)       (310)
                                 --------    --------
                                 $  8,316    $  1,693
                                 ========    ========

       The Company amortizes goodwill and developed acquired technology related to its acquisitions and the technology purchase from Post Digital Software (see
Note 3) using a straight-line method over periods ranging from 2 to 3 years, their estimated useful lives. Patents and trademarks are being amortized over periods ranging from 3 to 5 years, their estimated useful lives.

       The Company follows the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and Accounting Principles Board (APB) Opinion No. 17, INTANGIBLE Assets. SFAS No. 121 and APB Opinion No. 17 require that long-lived and intangible assets be reviewed for impairment. Any write-downs are to be treated as permanent reductions in the carrying amount of the assets and are determined based on the fair value of the assets. The Company believes that the carrying values of its long-lived and intangible assets are realizable as of November 30, 2000.

(g)  Foreign Currency

       The financial statements of the Company's subsidiaries are translated from their functional currency into U.S. dollars using the current rate method in accordance with SFAS No. 52, FOREIGN CURRENCY TRANSLATION. Accordingly, assets and liabilities of the Company's foreign subsidiaries are translated at the rates of exchange in effect at year-end. Revenues and expenses are translated using exchange rates in effect during the year. Gains and losses from foreign currency translation are credited or charged to "Translation adjustment" included as a component of accumulated other comprehensive income in the statement of stockholders' equity. The Company

                         MEDIA 100 INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               NOVEMBER 30, 2000

realized net foreign currency transaction (losses) gains of ($649,000), ($77,000) and $81,000 in 2000, 1999 and 1998, respectively. Such amounts are included in the other income (expense), net caption in the accompanying consolidated statement of operations.

(h)  Revenue Recognition

       The Company recognizes revenue in accordance with Statement of Position 97-2, SOFTWARE REVENUE RECOGNITION (SOP 97-2) as amended by SOP 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS. Net sales are recognized following establishment of persuasive evidence of an arrangement, provided that the license fee is fixed and determinable, delivery of product has occurred via physical shipment or electronically, a determination has been made by management that collection is probable and the Company has no remaining obligations. Revenues under multiple element arrangements, which typically include products and maintenance sold together, are allocated to each element using the residual method in accordance with SOP 98-9. Sales to certain resellers are subject to agreements allowing certain rights of return and price protection on unsold merchandise held by these resellers. The Company provides for estimated returns at the time of shipment. The Company recognizes maintenance revenue from the sale of post-contract support services ratably over the life of the contract. Revenue from hosting services is recognized ratably over the term of the contract. Revenue from encoding services is recognized as the services are performed using the percentage of completion method.

(i) Net Income (Loss) Per Common Share

       The Company computes earnings per share pursuant to SFAS No. 128, EARNINGS PER SHARE. In accordance with SFAS No. 128, basic net income (loss) per share is computed using the weighted-average number of common shares outstanding. Diluted income per share is computed using the weighted-average number of common shares outstanding and potential common shares from the assumed exercise of stock options and warrants outstanding during the period, if any, using the treasury stock method.


The following is a reconciliation of the shares used in the computation of basic and diluted earnings per share (in thousands):

----------------------------------------------------------------------------------------------------
FISCAL YEARS ENDED NOVEMBER 30,                                     2000          1999         1998
----------------------------------------------------------------------------------------------------
Weighted average shares of common stock
   outstanding                                                    11,998        11,307       11,226

Effect of potential common shares - stock options and
warrants outstanding (unless antidilutive)                          --             573           49
                                                           -----------------------------------------
Weighted average shares and potential common
   shares outstanding                                             11,998        11,880       11,275
                                                           =========================================

       The Company excludes potentially dilutive securities from its diluted net income (loss) per share computation when either the exercise price of the securities exceeds the fair value of the Company's common stock or when the Company reports a net loss and the effect of including such securities would be antidilutive. During fiscal years 2000, 1999 and 1998, options to purchase approximately 1,317,000, 461,000 and 1,433,000 weighted average shares of common stock, respectively, were not included in the computation of diluted net income (loss) per share as a result of their antidilutive effect.

                         MEDIA 100 INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               NOVEMBER 30, 2000

(j) Capitalized Software Development Costs

       The Company capitalizes certain computer software development costs. Capitalization of costs commences upon establishing technological feasibility. Capitalized costs, net of accumulated amortization, were approximately $29,000 as of November 30, 2000 and 1999 and are included in other assets. These costs are amortized on a straight-line basis over two years, which approximates the economic life of the product. Amortization expense, included in cost of sales in the accompanying consolidated statements of operations, was approximately $120,000 through November 30, 2000.

(k) Restructuring Expense

       In the fourth quarter of fiscal 2000, the Company implemented a restructuring plan to better align its organization with its corporate strategy and to reflect the consolidation of several companies acquired in the past fiscal year. The restructuring charge of $1,256,000 related to the elimination of approximately 19 employees across the following functions: operations (3), research and development (3), selling and marketing (9) and general and administrative (4) and the write-off of certain assets no longer required in the operations of the Company. At November 30, 2000, approximately $528,000 of the accrued restructuring charge remained, of which $473,000 is severance-related costs. The total cash impact of the restructuring was approximately $528,000, all of which will be paid by the end of the first quarter in fiscal 2001.

       In the third quarter of fiscal 1999, the Company implemented a restructuring plan to better align its organization with its corporate strategy. Substantially all of the restructuring charge of $424,000 relates to the elimination of approximately 12 employees across the following functions: research and development (4), selling and marketing (7) and general and administration (1). The entire charge of $424,000 had an impact on cash. Of this amount, $192,000 was paid in fiscal year 1999; the balance of $232,000 was accrued for at November 30, 1999, and was paid in the first quarter of fiscal year 2000.

(l) Use of Estimates in the Preparation of Financial Statements

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(m) Concentration of Credit Risk and Significant Customers

      SFAS No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK, requires disclosure of any significant off-balance-sheet or credit risk concentrations such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains its cash, cash equivalents and marketable securities with established financial institutions. The Company does not believe it has accounts receivable collection risk in excess of existing reserves and no customer balance accounted for more than 10% of total accounts receivable at either November 30, 2000 or 1999. No customer accounted for more than 10% of the company's net sales for the fiscal years 2000 or 1999. One customer accounted for 13.6% of the Company's net sales for fiscal year 1998.

(n) Single or Limited Source Suppliers

      The Company currently is dependent on single or limited source suppliers for several key components used in its products that have no ready substitutes, including various audio and video signal processing integrated circuits. These components are purchased through purchase orders from time to time. The Company generally does not carry significant inventories of these single or limited source components and has no guaranteed supply arrangements for them. Although there are a limited number of manufacturers of the key components, management believes that the other suppliers could provide similar components on comparable terms. An extended interruption

                         MEDIA 100 INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               NOVEMBER 30, 2000

in its source of supply, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

(o) Reclassifications

       Certain amounts in the prior years' financial statements have been reclassified to conform to the current year's presentation.

(p) Financial Instruments

     The estimated fair values of the Company's financial instruments, which include cash equivalents, marketable securities, accounts receivable, accounts payable and Notes payable, approximate their carrying value.

3.     ACQUISITIONS

WIRED, INC.

         In December 1999, the Company acquired Wired, Inc. (Wired). In connection with the acquisition, the Company paid $3,000,000 in cash for all outstanding shares of Wired common stock. The first payment in the amount of $1,454,000 was paid upon completion of the acquisition and the remaining $1,500,000 was paid in December 2000. The net present value of this payment has been recorded as a note payable at November 30, 2000. Pursuant to an earn-out provision, the purchase price could increase depending on Wired's net sales and operating income over the next two years. Any contingent payments based on meeting the earn-out conditions will be considered additional goodwill and amortized over the remaining useful life. The Company has treated the acquisition as a purchase for accounting purposes; accordingly, the Company has recorded the results of Wired's operations since the acquisition date. The Company has not included pro forma results, as they are deemed to be immaterial. The aggregate price consisted of the following (in thousands):

        DESCRIPTION                               AMOUNT
        -----------                               ------
        Cash                                     $ 1,454
        Liabilities assumed                          298
        Note payable                               1,395
        Acquisition costs                             33
                                                 -------
        Total purchase price                     $ 3,180
                                                 -------

       The purchase price has been allocated to the acquired assets as follows (in thousands):

        Current assets                           $   239
        Equipment and other assets                    38
        Developed technology                         900
        In-process research and development          470
        Goodwill                                   1,533
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

                         MEDIA 100 INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               NOVEMBER 30, 2000

reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

       The Company allocated values to the in-process research and development (R&D) based on an in-depth assessment of the R&D projects. The value assigned to these assets was limited to significant research projects for which technological feasibility had not been established, including development, engineering and testing activities associated with the introduction of the acquired next-generation technologies.

       The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors.

21ST CENTURY MEDIA, LLC.

       In April 2000, the Company acquired 21st Century Media, LLC (21st Century). In connection with the acquisition, the Company paid $500,000 in cash and issued 30,000 shares of common stock for all outstanding shares of 21st Century common stock. Pursuant to an earn-out provision, the purchase price could increase depending on 21st Century's net sales and operating income over the next two years. Any contingent payments based on meeting the earn-out conditions will be considered additional goodwill and amortized over the remaining useful life. The Company has treated the acquisition as a purchase for accounting purpose; accordingly, the Company has recorded the results of operations of 21st Century's operations since the acquisition date. The Company has not included pro forma results, as they are deemed to be immaterial.

       The aggregate purchase price consisted of the following (in thousands):

        DESCRIPTION                               AMOUNT
        -----------                               ------
        Cash                                      $   449
        Liabilities assumed                            11
        Common stock                                  638
        Acquisition costs                              32
                                                  -------
          Total purchase price                    $ 1,130
                                                  -------

       The purchase price has been allocated to the acquired assets as follows (in thousands):

        Current assets                            $    35
        Equipment and other assets                    100
        Goodwill                                      995
                                                  -------
                                                  $ 1,130
                                                  -------

J2 DIGITAL MEDIA, INC.

       In June 2000, the Company acquired substantially all of the assets of J2 Digital Media (J2), a New York-based encoding, hosting and streaming media services provider for $150,000 in cash. The Company has treated the acquisition as a purchase for accounting purpose; accordingly, the Company has recorded the results of operations of J2's operations since the acquisition date. The Company has not included pro forma results, as they are deemed to be immaterial.

                         MEDIA 100 INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               NOVEMBER 30, 2000

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
                                                  -------

DIGITAL ORIGIN

       On May 9, 2000, the Company completed its merger with Digital Origin, Inc. (Digital Origin). Under the terms of the agreement, Digital Origin's shareholders and option holders received 0.5347 equivalent shares, or approximately 3.7 million Media 100 common shares, to effect the business combination. The transaction has been accounted for as a pooling of interests. As a result, all periods presented have been restated to reflect the combined operations of the two companies. As permitted by APB Opinion No.16, BUSINESS COMBINATIONS, the November 30, 1999 balance sheet presented herein reflects the combination of the Media 100's November 30, 1999 balance sheet and Digital Origin's September 30, 1999 balance sheet. Likewise, the 1999 and 1998 statements of operations and cash flows presented for the combined companies are based on the companies' respective fiscal years, which also differ by two months. In fiscal 2000, the balance sheet is as of November 30, 2000 for the combined companies and the statements of operations and cash flows represent the year ended November 30, 2000 for both companies. The results of operations for Digital Origin for the two months ended
November 30, 1999 have been excluded from the statement of operations and have been recorded directly to accumulated deficit as permitted by APB No.16. Net cash flows for Digital Origin for the two months ended November 30, 1999 have been included in the statement of cash flows as a single line item. Likewise, Digital Origin received proceeds of $40,000 from the exercise of stock options in the two months ended November 30, 1999 which are presented as a separate line item in the accompanying statement of stockholders' equity.

       Results for Digital Origin for the two-month period ended November 30, 1999, which have been recorded directly to accumulated deficit, were as follows (in thousands):

                                         TWO MONTHS ENDED
                                         NOVEMBER 30, 1999
                                         -----------------
        Sales                               $ 1,953
        Cost of sales                           719
                                         -----------------
          Gross profit                        1,234
        Operating expenses                    1,695
                                         -----------------
          Operating loss                       (461)
        Other expense, net                      (41)
                                         -----------------
          Net loss                          $  (502)
                                         =================

       As part of the transaction, the Company incurred direct, merger-related costs of approximately $2.0 million, consisting primarily of investment banking fees, legal and accounting fees. All such costs have been expensed in the quarter ended May 31, 2000, upon consummation of the Digital Origin merger.

                         MEDIA 100 INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               NOVEMBER 30, 2000

       Separate and combined results of Media 100 and Digital Origin during the periods preceding the merger were as follows (in thousands):

                                                            DIGITAL
                                                MEDIA 100   ORIGIN     ELIMINATIONS   COMBINED
                                                -----------------------------------------------
(FISCAL YEAR NOVEMBER 30, 2000)(a)
Net sales                                       $ 66,055    $  7,373    $   (562)   $ 72,866
Net income (loss)                                 (8,945)     (1,436)       --       (10,381)

(FISCAL YEAR NOVEMBER 30, 1999)

Net sales                                         51,479      13,353        --        64,832
Net income (loss)                                    570       5,849        --         6,419

(FISCAL YEAR NOVEMBER 30, 1998)

Net sales                                         41,789      15,668        (106)   $ 57,351
Net income (loss)                                 (8,051)      8,733         (79)        603

(a) Digital Origin results represent December 1, 1999 through May 9, 2000.

Results subsequent to May 9, 2000 are included included in Media 100 results.

INTEGRATED COMPUTING ENGINES

       In August 2000, the Company acquired certain strategic technology assets and intellectual properties from Integrated Computing Engines, Inc. ("ICE"). ICE was a leading provider of acceleration solutions for streaming media from the desktop. In connection with the acquisition, the Company paid approximately $1,735,000 in cash and issued 61,577 shares of the Company's common stock for certain assets of ICE. The Company has treated the acquisition as a purchase for accounting purposes; accordingly, the Company has recorded the results of operations of ICE's operations since the acquisition date. The Company has not included pro forma results, as they are deemed to be immaterial.

       The aggregate purchase price consisted of the following (in thousands):

        DESCRIPTION                               AMOUNT
        -----------                               ------
        Cash                                     $ 1,735
        Common stock                                 978
        Acquisition costs                             62
                                                 -------

           Total purchase price                  $ 2,775
                                                 -------

          The purchase price has been allocated to the acquired assets as follows (in thousands):

        Current assets                           $   503
        Goodwill and developed technology          2,272
                                                 -------
                                                 $ 2,775
                                                 -------

                         MEDIA 100 INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               NOVEMBER 30, 2000

       Amounts allocated to tangible and intangible assets were based on results of an independent appraisal. The amount allocated to developed technology is being amortized on a straight-line basis over an expected useful life of two years.

TERRAN INTERACTIVE, INC.

       On June 28, 1999, the Company acquired Terran Interactive, Inc. (Terran) of Los Gatos, CA, a leading supplier of software tools for high quality Internet and DVD video. In connection with the acquisition, the Company paid $1,850,000 in cash for all outstanding shares of Terran's common stock. The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of Terran's operations and the fair market value of the acquired assets and assumed liabilities have been included in the financial statements of the Company as of the acquisition date. During fiscal 2000, the Company paid an additional $3,532,000 resulting from Terran exceeding certain financial thresholds in the purchase agreement. These payments have been considered additional goodwill and are being amortized over the appropriate remaining useful life.

       The aggregate purchase price, including the earn-out payments, consisted of the following (in thousands):

        DESCRIPTION                               AMOUNT
        -----------                               ------
        Cash                                     $ 5,382
        Liabilities assumed                          668
        Acquisition costs                             40
                                                 -------
          Total purchase price:                  $ 6,090
                                                 -------

        The purchase price has been allocated to the acquired assets and assumed liabilities as follows (in thousands):

        Current assets                           $   278
        Equipment and other assets                   189
        Developed technology                       1,560
        In-process research and development          430
        Goodwill                                   3,633
                                                 -------
                                                 $ 6,090
                                                 -------

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

       The Company allocated values to the in-process research and development based on an in-depth assessment of the R&D projects. The value assigned to these assets were limited to significant research projects for which technological feasibility had not been established, including development, engineering and testing activities associated with the introduction of the acquired next-generation technologies.

                         MEDIA 100 INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               NOVEMBER 30, 2000

       The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors.

       The following unaudited pro forma financial information presents the combined results of operations of Media 100 and Terran as if the acquisition occurred as of December 1, 1997. The pro forma data are presented for illustrative purposes only and are not necessarily indicative of the combined financial position or results of operations for future periods or the results that actually would have occurred had Media 100 and Terran been a combined company during the specified periods. The pro forma results include the effects of the amortization of acquisition-related intangible assets and exclude the charge for the purchased in-process technology.

        (IN THOUSANDS)                                             1999
                                                                -----------
        Net sales                                               $ 66,414

        Net income                                              $  6,086

        Net income per common share - basic                     $   0.54
        Net income per common share - diluted                   $   0.51

   Weighted average common share outstanding - basic              11,307
   Weighted average common share outstanding - diluted            11,880

TECHNOLOGY PURCHASE FROM POST DIGITAL SOFTWARE, INC.

       The Company acquired certain software and other intangible property from Post Digital Software, Inc. for (i) an initial payment of $50,000, (ii) earnout payments equal to at least $50,000 but not exceeding an aggregate of $700,000, based on subsequent sales of the Company's digital video products incorporating such software and (iii) a warrant to purchase up to 26,735 shares of the Company's Common Stock at an exercise price of $2.81 per share. The warrant is fully exercisable and non-forfeitable and expires on November 23, 2002. The aggregate value assigned to these intangible assets was $173,000. The remaining amortization was included in the income statement as expense for fiscal year 2000 as the product that incorporated this technology was discontinued.

4.     STOCKHOLDERS' EQUITY

(a) Stock option plans

       In 1992, the Company adopted the 1992 Key Employee Incentive Plan (the "1992 Plan"). The number of shares of common stock reserved for issuance under the 1992 Plan is 4,200,000. Options granted pursuant to the 1992 Plan may, at the discretion of the Board, be incentive stock options as defined by the Internal Revenue Code. Subject to the provisions of the 1992 Plan, options granted are at a price as specified by the Board. The Board has, to date, issued options under the 1992 Plan at not less than 100% of fair market value. The options become exercisable at a rate of 25% per year beginning one year from the date of grant unless otherwise specified by the Board. The Board will determine when the options will expire, but in no event will the option period exceed ten years. No options may be granted under the 1992 Plan on or after February 29, 2002.

       In October 2000, the Board of Directors approved a non-qualified employee stock plan for the issuance of 500,000 shares of common stock.

                         MEDIA 100 INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               NOVEMBER 30, 2000

       Information concerning stock options for each of the three years ended November 30, 2000 follows:

                                                  NUMBER OF             OPTION               WEIGHTED AVERAGE
                                                   OPTIONS            PRICE RANGES            PRICE PER SHARE
-------------------------------------------------------------------------------------------------------------
Outstanding at November 30, 1997                  1,513,445        $  1.73 - 203.39              $  9.33
                    Granted                       1,507,584           2.75 -  11.69                 3.99
                    Exercised                       (54,149)          1.73 -   8.77                 3.69
                    Expired/canceled             (1,126,018)          1.73 -  11.69                 8.34

-------------------------------------------------------------------------------------------------------------

Outstanding at November 30, 1998                  1,840,863        $  2.68 - 203.39              $  5.69
                    Granted                         930,403           1.58 -  16.25                 5.76
                    Exercised                      (169,752)          1.58 -   8.77                 4.04
                    Expired/canceled               (256,111)          1.58 - 182.34                 5.54
-------------------------------------------------------------------------------------------------------------
Outstanding at November 30, 1999                  2,345,402        $  1.58 - 203.39              $  5.86
                   Granted                        2,818,374           8.19 -  36.24                15.83
                   Exercised                       (600,982)          1.58 -  23.26                 6.57
                   Expired/canceled                (677,802)          1.58 - 203.39                12.54

-------------------------------------------------------------------------------------------------------------
Outstanding at November 30, 2000                  3,884,991         $ 1.58 -  36.00              $ 11.81
Exercisable at November 30, 2000                    951,458         $ 1.58 -  36.00              $  7.03
=============================================================================================================
Exercisable at November 30, 1999                    874,071         $ 1.58 - 203.39              $  6.52
=============================================================================================================
Exercisable at November 30, 1998                    639,402         $ 2.68 - 203.39              $  7.13
=============================================================================================================
Available for grant at November 30, 2000            437,207
=============================================================================================================

       The weighted average fair market value of the options as of the date of grant for the periods ended November 30, 2000, 1999 and 1998, is $15.83, $5.54 and $6.03, respectively.

       The Company also issues shares of common stock to employees pursuant to the terms of the 1986 Employee Stock Purchase Plan (the "Plan"). The Company has reserved 1,000,000 shares of common stock for issuance under the Plan, as amended. Effective July 1, 1995, employees who have worked for the Company for at least one month are eligible to participate in the Plan. The Plan allows participants to purchase common stock of the Company at 85% of the fair market value as defined. Under the Plan, the Company issued 71,727, 112,064 and 93,073 shares in fiscal years 2000, 1999 and 1998, respectively. At November 30, 2000, there were 222,467 shares available for issuance under the Plan.

       As part of the merger with Digital Origin, Inc., the Company has a separate Employee Stock Purchase Plan that allows eligible Digital Origin employees to purchase shares of the Company's common stock at a discount through payroll deductions. Employees purchase shares at 85% of the market value at either the beginning of the offering period or the end of the purchase period, whichever price is lower. The plan consists of one-year offering periods with two six-month purchase periods in each offering period. Effective July 1, 2000, all eligible Digital Origin employees are participating in the Company's 1986 Employee Stock Purchase Plan noted above.

       The Company has issued three outstanding warrants to purchase its common stock. Two, in denominations of 32,082 and 2,674, were issued in 1996 in connection with the Company's debt-for-equity exchange with various creditors at an exercise price of $18.70 per share and expired in September and October 2000, respectively. The third warrant was issued in November 1998 in connection with the Company's acquisition of certain technology (see Note
3).

       In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, which requires the measurement of the fair market value of stock options or warrants to be included in the statement of operations or disclosed in the notes to the financial statements. As permitted by SFAS No. 123, the Company will continue to account for stock-based compensation for employees under APB No. 25 ACCOUNTING FOR STOCK BASED COMPENSATION and has elected the disclosure-only alternative under SFAS No. 123

                         MEDIA 100 INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               NOVEMBER 30, 2000

for options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions are as follows:

FISCAL YEARS ENDED NOVEMBER 30,              2000                    1999                   1998
                                      --------------------    -------------------    --------------------
Risk-free interest rate........               5.7% - 6.7%            4.6% - 6.0%             4.2% - 5.8%
Expected dividend yield........                    --                     --                      --
Expected lives.................               4 - 6 years            4 - 6 years             4 - 6 years
Expected volatility............                    156.3%        152.0% - 154.6%          73.3% - 114.8%

       The table below presents pro forma net income (loss) and earnings per share had compensation cost for the Company's stock-based employee compensation plans been determined using the provisions of SFAS No. 123 (in thousands, except per share amounts).

FISCAL YEARS ENDED NOVEMBER 30,                                      2000             1999             1998
                                                             -------------      -----------    -------------
(Loss) income from operations:
     As reported                                          $  (10,381)          $    6,419              603
     Pro forma                                            $  (20,528)          $    3,952           (1,147)
(Loss) income per share from operations:
Basic:
     As reported                                          $    (0.87)          $     0.57        $    0.05
     Pro forma                                            $    (1.71)          $     0.35        $   (0.10)
Diluted:
     As reported                                          $    (0.87)          $     0.54        $    0.05
     Pro forma                                            $    (1.71)          $     0.33        $   (0.10)

       Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation may not be representative of that to be expected in future years.

The following table summarizes information about options outstanding at November 30, 2000:

                                     OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                  -----------------------------------------------------------  -----------------------------------
                                    WEIGHTED AVERAGE      WEIGHTED AVERAGE                       WEIGHTED AVERAGE
   RANGE OF          NUMBER            REMAINING           EXERCISE PRICE          NUMBER         EXERCISE PRICE
EXERCISE PRICE     OUTSTANDING      CONTRACTUAL LIFE          PER SHARE         OUTSTANDING          PER SHARE
----------------  --------------  ---------------------  --------------------  ---------------  ------------------
$ 1.58 - 2.75            73,733            3.9                  $2.03                  37,344         $1.69
  2.92 - 4.25           489,387            3.2                   3.90                 325,520          3.91
  4.91 - 7.25           609,245            4.4                   5.57                 251,478          5.49
 7.60 - 10.52         1,161,596            5.4                   8.18                 194,439          8.08
 12.38 - 17.94          234,020            3.9                  15.38                  85,872         14.44
 18.70 - 36.00        1,317,010            5.5                  20.61                  56,805         20.50
                  --------------                         --------------------  ---------------  ------------------
                      3,884,991                                $11.81                 951,458         $7.03
                  ==============                         ====================  ===============  ==================

(b) Stock option replacement program

         In January 2001, the Company offered employees the opportunity to participate in an option-replacement program, pursuant to which each employee could elect to replace his or her then outstanding options with new options on a one-for-one basis. The new options will be granted six months and one day following the cancellation of the existing options and the per share exercise price of the replacement options will be determined on that date. The replacement options are exercisable as follows: 25% of the replacement options in July 2001 will be fully vested and immediately exercisable. After July 2001, an additional 6.25% of the replacement options will vest every three months over the next three years and all replacement options expire ten years after the new grant date. An aggregate 2,237,973 options were cancelled in January 2001 in connection with this program. Since the new

                         MEDIA 100 INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               NOVEMBER 30, 2000

exercise price will be equal to the fair market value of the Company's common stock on the new date of grant and the Company will have met the six-month waiting period specified in FASB Interpretation No. 44, the Company will not record any compensation cost in connection with this program.

5.  RETIREMENT PLAN

       In November 1985, the Company adopted an employee savings plan (the "Savings Plan") in compliance with Section 401(k) of the Internal Revenue Code. Effective April 1, 1995, the Savings Plan provides for annual Company contributions of up to 15% of the first 6% of total compensation per participant. Effective January 1, 1998, these contributions vest in full after a three-year period of service. Effective January 1, 1999, the Savings Plan was amended to provide for annual contributions of up to 40% of the first 6% of total compensation, with a maximum matching contribution of $3,000 annually. The Company's contributions to the Savings Plan were $231,000, $203,000 and $86,000 in 2000, 1999 and 1998, respectively.

       As part of the merger with Digital Origin, Inc., the Company has a separate employee savings plan, in which all eligible Digital Origin employees may defer up to 15% of their pre-tax compensation, but not more than statutory limits. Digital Origin was allowed to make contributions as defined in the 401(k) Plan and as approved by the Board of Directors. Digital Origin's contributions to the Savings Plan were $65,000, $47,000 and $64,000 in 2000, 1999 and 1998, respectively. Digital Origin matches a specified portion of the employee contributions up to a maximum of $1,000 per employee per year. The Company expects that the two savings plans will be combined sometime in fiscal 2001.

       The Company does not provide postretirement benefits to any employees as defined under SFAS No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS.

6.  BANK FACILITIES

       The Company renewed an irrevocable standby letter of credit agreement for a sum not to exceed $137,945 effective April 1, 2000 and terminating March 31, 2001. This facility was entered into in connection with the lease of the Company's office and manufacturing facility (Note 7(a)). This letter of credit is automatically extended without amendment annually from the termination date, unless written notice is provided electing not to renew for any such additional period. Notwithstanding the above, this letter of credit expires on March 31, 2002.

7.  COMMITMENTS AND CONTINGENCIES

(a)  Commitments

       The Company's principal executive, engineering, manufacturing and sales operations occupy approximately 56,500 square feet in a leased facility located in Marlboro, MA. The lease for this facility terminates on March 31, 2002, but is renewable at the Company's option through March 31, 2007. Total rent expense including operating expenses pursuant to the lease agreement charged to operations with respect to the Company's current Marlboro facility for fiscal years 2000, 1999 and 1998 was $1,034,000, $879,000 and $822,000. Rent expense including operating expenses pursuant to the lease agreement charged to operations for the consolidated Company for fiscal years 2000, 1999 and 1998 was $2,291,000, $1,487,000 and $1,499,000, respectively.

       In addition, the Company has an operating lease for its Mountain View, CA location for a period of three years beginning April 15, 1999, with an option to extend the lease for an additional two years. The base rent is $25,000 per month the first year, $27,500 per month the second year and $30,000 per month of years three through five, if extended. Rent expense charged to operations, net of sublease income,

                         MEDIA 100 INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               NOVEMBER 30, 2000

amounted to approximately $339,000, $300,000 and $500,000 for the fiscal years ended 2000, 1999 and 1998, respectively. Sublease income for fiscal 1999 and 1998 was approximately $200,000 and $800,000, respectively. There was no sublease income in fiscal 2000. As part of the restructuring described in Note 1, the Company plans to consolidate its facilities in California.

       Future minimum lease payments, excluding operating costs, under all operating leases are as follows (in thousands):

FISCAL YEARS ENDING NOVEMBER 30,
                                                         AMOUNT
                                                         ------
        2001                                            $ 1,658
        2002                                            $ 1,059
        2003                                            $   578
        2004                                            $   510
        2005                                            $   142
---------------------------------------------------------------
        Total minimum lease payments                    $ 3,947
---------------------------------------------------------------

(b) Contingencies

       (i) On June 7, 1995, a lawsuit was filed against the Company by Avid Technology, Inc. ("Avid") in the United States District Court for the District of Massachusetts. The complaint generally alleges patent infringement by the Company arising from the manufacture, sale and use of the Company's Media 100 products. The complaint includes requests for injunctive relief, treble damages, interest, costs and fees. In July 1995, the Company filed an answer and counterclaim denying any infringement and asserting that the Avid patent in question is invalid. The Company intends to vigorously defend the lawsuit. In addition, Avid is seeking reissue of the patent, including claims that it asserts are broader than in the existing patent, and these reissue proceedings remain pending before the U.S. Patent and Trademark Office. On January 16, 1998, the court dismissed the lawsuit without prejudice to either party moving to restore it to the docket upon completion of all matters pending before the U.S. Patent and Trademark Office.

       On August 16, 2000, the U.S. Patent and Trademark Office issued an Office Action rejecting all of the claims made by Avid in their latest request for reexamination of the patent related to the aforementioned lawsuit. In addition, the Examiner at the U.S. Patent and Trademark Office designated the action as "final". On November 29, 2000, Avid filed a Notice of Appeal of the Examiner's rejections to the U.S. Patent and Trademark Office Board of Patent Appeals and Interferences. There can be no assurance that the Company will prevail in the appeal by Avid or that the expense or other effects of the appeal, whether or not the Company prevails, will not have a material adverse effect on the Company's business, operating results and financial condition.

       (ii) On January 13, 1999 and January 28, 1999, Digital Origin, Inc. and one of its former directors, Charles Berger, were named as defendants in two shareholder class action lawsuits against Splash Technology Holdings, Inc. ("Splash"), various directors and executives of Splash and certain selling shareholders of Splash. The lawsuit alleges, among other things, that the defendants made or were responsible for material misstatements, and failed to disclose information concerning Splash's business, finances and future business prospects in order to artificially inflate the price of Splash common stock. The complaint does not identify any statements alleged to have been made by Charles Berger or Digital Origin. The complaint further alleges that Digital Origin engaged in a scheme to artificially inflate the price of Splash common stock to reap an artificially large return on the sale of the common stock in order to pay off its debt. Digital Origin and the former director vigorously deny all allegations of wrongdoing and intend to aggressively defend themselves in these matters. Defendant's two initial motions to dismiss the action were granted with leave to amend, and plaintiffs have again amended the complaint. Defendants have now filed their third motion to dismiss.

                         MEDIA 100 INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               NOVEMBER 30, 2000

       (iii) On July 18, 1997, Intelligent Electronics, Inc. filed a claim against Digital Origin alleging a breach of contract and related claims in the approximate amount of $800,000, maintaining that Digital Origin failed to comply with various return, price protection, inventory balancing and marketing development funding undertakings. In 1997, Digital Origin filed an answer to the complaint and cross-claimed against the plaintiffs, and, in October 1997, additionally cross-claimed against Deutsche Financial, Inc., a factor in the account relationship between the Company and the plaintiffs, seeking the recovery of existing accounts receivable of approximately $1.8 million. During May 2000, the trial was completed and the Court entered two judgments in favor of Digital Origin, one in the amount of $314,000 plus interest against Intelligent Electronics and one in the amount of $1,491,000 plus interest against Deutsche Financial, Inc. In September 2000, Intelligent Electronics, Inc. paid $314,000 plus interest of $139,000 and reimbursement of certain costs in the amount of $20,000 to the Company. Deutsche Financial, Inc. has filed an appeal, which is expected to be heard during 2001.

       Pursuant to APB Opinion No. 20, ACCOUNTING CHANGES, the Company revised its estimate of the allowance for doubtful accounts by reversing $314,000 of the allowance in the three months ended August 31, 2000 by reducing general and administrative expense. The Company considers the balance of the recovery from Intelligent Electronics (interest and court costs) to be a gain contingency, as this term is defined in SFAS No. 5, ACCOUNTING FOR CONTINGENCIES. Accordingly, the Company recorded the interest, as interest income, and court costs, as a reduction in general and administrative expense, in the fourth quarter of 2000, the period in which the gain contingency was realized. The Company has not recorded any amounts related to the Deutsche Financial, Inc. judgements.

       (iv) On October 12, 1999, a lawsuit was filed against the Company by McRoberts Software, Inc. in the United States District Court for the Southern District of Indiana. The complaint alleges copyright infringement, breach of contract, and trade secret misappropriation. The complaint includes requests for injunctive relief, treble damages, interest, costs and fees. In November 1999, the Company filed an answer and counterclaim denying any infringement. The Company intends to vigorously defend the lawsuit.

       (v) From time to time the Company is involved in other disputes and/or litigation encountered in its normal course of business. The Company does not believe that the ultimate impact of the resolution of such other outstanding matters will have a material effect on the Company's business, operating results or financial condition.

8.  INCOME TAXES

       The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, ACCOUNTING FOR INCOME TAXES. The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets are as follows (in thousands):

-----------------------------------------------------------------------------------------
FISCAL YEARS ENDED NOVEMBER 30,                                   2000            1999
-----------------------------------------------------------------------------------------
Net operating loss carryforwards                            $    31,628        $  28,172
Other temporary differences, principally nondeductible            3,945            2,699
accruals
Research and development credit carryforwards                     6,292            4,796
Inventory write-downs                                               383              559
-----------------------------------------------------------------------------------------
   Subtotal                                                      42,248           36,226
 Valuation allowance                                            (42,248)         (36,226)
-----------------------------------------------------------------------------------------
Net deferred tax assets                                     $       --         $     --
=========================================================================================

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

                         MEDIA 100 INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               NOVEMBER 30, 2000

       The tax credit carryforwards expire at various dates through 2020. The Tax Reform Act of 1986 contains provisions that may limit the tax credit carryforwards available to be used in any given year in the event of significant changes in ownership, as defined.

       The income (loss) from continuing operations before tax provision in the accompanying consolidated statements of operations consisted of the following (in thousands):

-----------------------------------------------------------------------------------------------
FISCAL YEARS ENDED NOVEMBER 30,                      2000                  1999           1998
-----------------------------------------------------------------------------------------------
United States                                      $ (10,248)            $ 6,352          $ (385)
Foreign                                                 (133)                 67             (12)
                                           -----------------------------------------------------
                                                   $ (10,381)            $ 6,419          $ (397)
                                           =====================================================

       The income tax provision shown in the accompanying consolidated statements of operations consists of the following (in thousands):

--------------------------------------------------------------------------------------------------
FISCAL YEARS ENDED NOVEMBER 30,                        2000               1999               1998
--------------------------------------------------------------------------------------------------
 Federal:
 Current                                              $  --            $  (224)          $   (280)
 Deferred                                                                  224                280
--------------------------------------------------------------------------------------------------
                                                         --                 --                 --
--------------------------------------------------------------------------------------------------
 State:
 Current                                                 --                 --                 --
 Deferred                                                --                 --                 --
--------------------------------------------------------------------------------------------------
                                                         --                 --                 --
--------------------------------------------------------------------------------------------------
 Foreign - Current                                       --                 --             (1,000)
--------------------------------------------------------------------------------------------------
                                                     $   --            $    --           $ (1,000)
--------------------------------------------------------------------------------------------------

       The effective income tax rate varies from the amount computed using the statutory U.S. income tax rate as follows:

------------------------------------------------------------------------------------------------------
FISCAL YEARS ENDED NOVEMBER 30,                            2000              1999               1998
------------------------------------------------------------------------------------------------------
Tax provision (benefit) at statutory rate                  34.0%             34.0%             (34.0)%
State taxes                                                 6.0               6.0               (6.0)
Change in valuation allowance                             (40.0)            (40.0)              40.0
Reversal of previously accrued foreign taxes                 --                --             (251.9)
------------------------------------------------------------------------------------------------------
                                                             --%               --%            (251.9)%
======================================================================================================

9.  ACCRUED EXPENSES

       Accrued expenses at November 30, 2000 and 1999 consist of the following (in thousands):

                                                  2000                    1999
                                         --------------          --------------
Payroll and payroll-related taxes              $ 2,242                 $ 3,366
Accrued warranty                                   559                     611
Accrued product development                         --                      40
Accrued restructuring                              528                      --
Accrued inventory                                  763                   1,041
Accrued selling and marketing                      301                     484
Accrued legal and other                          3,838                   4,990
-------------------------------------------------------------------------------
                                               $ 8,231                 $10,532
===============================================================================

                         MEDIA 100 INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               NOVEMBER 30, 2000

10.  VALUATION AND QUALIFYING ACCOUNTS

       The following table sets forth activity in the Company's accounts receivable reserve account (in thousands):

------------------------------------------------------------------------------------------------
                              BALANCE AT    CHARGES TO COST AND     DEDUCTIONS      BALANCE AT
                             BEGINNING OF         EXPENSE                             END OF
                              FISCAL YEAR                                          FISCAL YEAR
------------------------------------------------------------------------------------------------
For the Fiscal Year Ended
November 30, 1998             $    5,169            $    370       $ 1,250            $   4,289
================================================================================================
For the Fiscal Year Ended
November 30, 1999             $    4,289            $    155        $  284            $   4,160
================================================================================================
For the Fiscal Year Ended
November 30, 2000             $    4,160            $    350        $  698            $   3,812
================================================================================================

11.  SELECTED QUARTERLY INFORMATION (UNAUDITED)

FISCAL 2000 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)    FEBRUARY 29     MAY 31   AUGUST 31   NOVEMBER 30
---------------------------------------------------------------------------------------------------------
Net sales                                                 $ 17,920    $ 20,577    $ 19,312   $ 15,057
Gross profit                                              $ 10,384    $ 12,219    $ 11,476   $  6,695
Net (loss) income                                         $ (1,419)   $ (2,116)   $    277   $ (7,123)
Net (loss) income per share - basic                       $  (0.12)   $  (0.18)   $   0.02   $  (0.58)
Net (loss) income per share - diluted                     $  (0.12)   $  (0.18)   $   0.02   $  (0.58)
Shares -  net (loss) income per share - basic               11,700      11,991      12,136     12,241
Shares -  net (loss) income per share - diluted             11,700      11,991      13,167     12,241
========================================================================================================

FISCAL 1999 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)    FEBRUARY 28     MAY 31   AUGUST 31   NOVEMBER 30
---------------------------------------------------------------------------------------------------------
Net sales                                                 $ 14,677    $ 15,466    $16,898    $ 17,791
Gross profit                                              $  8,919    $  9,487    $10,627    $ 11,345
Net income                                                $  2,103    $  1,260    $ 1,642    $  1,414
Net income per share - basic                              $   0.19    $   0.11    $  0.15    $   0.12
Net income per share - diluted                            $   0.18    $   0.11    $  0.14    $   0.11
Shares -  net income per share - basic                      11,248      11,254     11,297      11,428
Shares -  net income per share - diluted                    11,536      11,669     11,746      12,480
========================================================================================================

12.  SEGMENT INFORMATION

       The Company applies the provisions of SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which establishes standards for public companies to report operating segment information in annual and interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is composed of the Chief Executive Officer and members of senior management. The Company's reportable operating segments are software internet tools, services, digital video systems, graphics and monitors and corporate.

                         MEDIA 100 INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               NOVEMBER 30, 2000

       The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Revenues are attributed to geographic areas based on where the customer is located. Segment information for the years November 30, 2000, 1999 and 1998, is as follows (in thousands):

                                    SOFTWARE                        DIGITAL
                                    INTERNET                         VIDEO         GRAPHICS/
1998                                 TOOLS          SERVICES        SYSTEMS         MONITORS      CORPORATE        TOTAL
----                              ------------     -----------    -----------     ----------      ----------    ---------
Net sales external customers     $        4,652   $       7,191   $      34,597   $      10,911   $       --     $ 57,351
                                 ==============   =============   =============   =============   ============   ========
 Gross profit                             2,625           6,057          18,364           3,043           --       30,089
                                 ==============   =============   =============   =============   ============   ========
Depreciation and amortization                45              40           2,885             104           --        3,074
                                 ==============   =============   =============   =============   ============   ========
Interest income (expense), net                             --              --              --            1,163      1,163
                                 ==============   =============   =============   =============   ============   ========
 Income taxes                    $         --     $        --     $        --     $               $     (1,000)  $ (1,000)
                                 ==============   =============   =============   =============   ============   ========
1999
----
Net sales external customers     $       17,411   $       8,855   $      38,566   $               $       --     $ 64,832
                                 ==============   =============   =============   =============   ============   ========
Gross profit                             11,396           7,592          21,390                           --       40,378
                                 ==============   =============   =============   =============   ============   ========
Depreciation and amortization               171              70           3,499                           --        3,740
                                 ==============   =============   =============   =============   ============   ========
Amortization of acquisition      $         --     $        --     $        --     $               $        231   $    231
related intangibles
                                 ==============   =============   =============   =============   ============   ========
Acquired in-process research
  and development                $         --     $        --     $        --     $               $        430   $    430
                                 ==============   =============   =============   =============   ============   ========
Restructuring                    $         --     $        --     $        --     $        --     $        424   $    424
                                 ==============   =============   =============   =============   ============   ========
Interest income (expense), net   $         --     $        --     $        --     $        --     $      1,332   $  1,332
                                 ==============   =============   =============   =============   ============   ========
2000
----
Net sales external customers     $       29,001   $       9,865   $      34,000   $               $       --     $ 72,866
                                 ==============   =============   =============   =============   ============   ========
Gross profit                     $       16,938   $       8,142   $      15,694   $               $       --     $ 40,774
                                 ==============   =============   =============   =============   ============   ========
Depreciation and amortization               708             110           2,926                           --        3,744
                                 ==============   =============   =============   =============   ============   ========
Amortization of acquisition
related intangibles              $         --     $        --     $        --     $               $      2,814   $  2,814
                                 ==============   =============   =============   =============   ============   ========
Acquired in-process
research and development                                                                                   470        470
                                 ==============   =============   =============   =============   ============   ========
Restructuring                    $         --     $        --     $        --     $        --     $      1,256   $  1,256
                                 ==============   =============   =============   =============   ============   ========
Interest income(expense), net    $         --     $        --     $        --     $        --     $      1,096   $  1,096
                                 ==============   =============   =============   =============   ============   ========

       Interest income, amortization expense, restructuring costs, and income taxes are considered corporate-level activities and are, therefore, not allocated to segments. Management believes transfers between geographic areas are accounted for on an arm's length basis.

                         MEDIA 100 INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               NOVEMBER 30, 2000

       Net sales by geographic area for the years ended November 30, 2000, 1999 and 1998 were as follows (in thousands):

                                                           2000           1999          1998
                                                       -----------    -----------    ----------
   United States                                    $      44,651    $      40,476    $     34,743
   United Kingdom, Sweden, Denmark and Norway               6,200            6,030           5,620
   Germany, Austria and Switzerland                         4,005            3,075           2,172
   France, Spain and Benelux                                5,884            4,654           2,827
   Japan                                                    3,328            3,376           2,825
   Other foreign countries                                  8,798            7,221           9,164
                                                    -------------    -------------    ------------
                                                    $      72,866    $      64,832    $     57,351
                                                    =============    =============    ============

       Long-lived tangible assets by geographic area for the years ended November 30, 2000, 1999 and 1998, were as follows (in thousands):

                                                          2000          1999
                                                      ---------    ----------
   United States                                   $     5,718    $      6,877
   United Kingdom                                          194             146
   Germany                                                  33              97
   Italy                                                    16              26
   France                                                   95              89
                                                   -----------    ------------
                                                   $     6,056    $      7,235
                                                   ===========    ============

13.   LICENSING OF ASSETS TO KOREA DATA SYSTEMS AMERICA, INC.

       In June 1998, Digital Origin licensed certain technology and assets necessary to conduct its monitor and color publishing business to Korea Data Systems America, Inc. ("KDS"). The brand name and trademark RADIUS was one of the assets so licensed because of its primary association with monitors. In August 1998, Digital Origin amended and restated this license and agreed to sell the licensed assets to KDS pursuant to an asset transfer agreement, subject to certain contingencies at the discretion of KDS. The monitor business had accounted for substantially all of the revenues of the color publishing product line and 55.3% of Digital Origin's revenues during fiscal 1998. Under the license and asset transfer agreement, Digital Origin transferred its RADIUS, Supermac, PressView and certain other trademarks to KDS and licensed certain intellectual property pertaining to PressView and PrecisionView monitors. The value of the transaction was $6.2 million, which was paid in installments under a note. Digital Origin recognized other income under the license agreement as cash was received on the note. As of November 30, 2000, all amounts due as part of the agreement have been paid in full.

On December 4, 1998, Digital Origin and KDS supplementally agreed to the sale of certain tangible personal property and the transfer of rights in the Radius Emachines and Colormatch trademarks for $100,000 and other consideration.

                                  EXHIBIT INDEX



EXHIBIT NUMBER    DESCRIPTION


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

5 Specimen Certificate representing the Company's Common Stock (filed as Exhibit 4 to the Company's Registration Statement on Form S-1, File No. 2-94121 and incorporated by reference herein).

4.03              A    Warrant dated September 13, 1995 between IBM Credit
                       Corporation and the Digital Origin Inc.. (8)

                  B Warrant dated October 13, 1996, between Mitsubishi Electronics America, Inc. and the Digital Origin Inc..(9)

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

                         MEDIA 100 INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

10.12             A   *Digital Origin Inc.'s 401(k) Savings and Investment Plan.
                      (6)

                  B *Amendment to Digital Origin Inc.'s 401(k) Savings and Investment Plan. (1)

                  C *Digital Origin Inc.'s 401(k) Savings and Investment Plan Loan Policy. (1)

10.13             *Digital Origin Inc.'s 1995 Stock Option Plan. (1)

10.14 *Form of Stock Option Agreement and Exercise Request as currently in effect under 1995 Stock Option Plan. (1)

10.15             *Digital Origin Inc.'s 1994 Directors' Stock Option Plan. (1)

10.16             Form of Indemnity Agreement with Directors. (5)

10.17 *Employment Agreement by and between Digital Origin Inc. and Mark Housley dated December 20, 1996. (10)

10.18 *Employment Termination and Release Agreement with Mark Housley dated November 3, 2000.

                         MEDIA 100 INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.19 Asset Purchase Agreement dated as of August 7, 1998 between Korea Data Systems America, Inc. and the Digital Origin Inc..
                  (11)

10.20 Amended and Restated License Agreement dated as of August 7, 1998 between Korea Data Systems America, Inc. and the Digital Origin Inc.. (11)

10.21 Asset Purchase Agreement dated as of November 23, 1998 between Post Digital Software, Inc. and the Digital Origin Inc.. (12)

10.22 Asset Sale Agreement dated as of December 4, 1998 between Splash Technology Holdings, Inc. and the Digital Origin Inc..
                  (12)

10.23 Supplement to the License and Asset Purchase Agreement dated December 4, 1998 between Korea Data Systems America, Inc. and the Digital Origin Inc.. (12)

10.24 Lease agreement by and between Digital Origin Inc. and Eliane Ortuno, Trustee, Donald T. Kitts Trust dated January 8, 1999. (460 East Middlefield Road, Mountain View, California offices). (13)

10.25 Digital Origin Inc.'s 1999 Employee Stock Purchase Plan and related documents. (14)

21 Subsidiaries of Media 100 Inc. (filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997 and incorporated by reference herein).

23                Consent of Arthur Andersen LLP.

23.2              Consent of Ernst & Young LLP.

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

(10) Incorporated by reference to exhibits to Digital Origin Inc. Report on Form 10-Q filed on February 11, 1997.

(11) Incorporated by reference to exhibits to Digital Origin Inc. Report on Form 10-Q filed on August 11, 1998.

                         MEDIA 100 INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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