Form 10-Q
period 2001-02-28
MEDIA 100 INC
filed 2001-04-16
CIK 713138

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

             For The Quarterly Period Ended:    FEBRUARY 28, 2001
                                                -----------------

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

             For The Transition Period From       To
                                            ----      ---

         Commission File Number: 0-14779
                                 -------

                                 MEDIA 100 INC.
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                         04-2532613
---------------------------------               ------------------------------
  (State or other jurisdiction                           (I.R.S. Employer
of organization or incorporation)                     Identification Number)


                           290 DONALD LYNCH BOULEVARD
                           MARLBOROUGH, MASSACHUSETTS
                   -----------------------------------------
                    (Address of principal executive offices)

                                   01752-4748
                   -----------------------------------------
                                   (Zip code)

                                 (508) 460-1600
                   -----------------------------------------
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes     X            No
              ------------        -------------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, PAR VALUE $.01 PER SHARE                12,368,236 SHARES
--------------------------------------         -------------------------------
             Class                              Outstanding at March 31, 2001

                                                    MEDIA 100 INC.



                               INDEX TO FORM 10-Q

                                                                         PAGE
                                                                        NUMBER
PART I - FINANCIAL INFORMATION                                          ------
 ITEM 1  Consolidated Financial Statements:
         Consolidated Balance Sheets as of
          February 28, 2001 and November 30, 2000                           3

         Consolidated Statements of Operations for the three
          months ended February 28, 2001 and  February 29, 2000             4

         Consolidated Statements of Cash Flows for the three
          months ended February 28, 2001 and February 29, 2000              5

         Notes to Consolidated Financial Statements                       6 - 13

 ITEM 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            14 - 20

 ITEM 3  Quantitative and Qualitative Disclosures About Market Risk        21

PART II - OTHER INFORMATION
 ITEM 1   Legal Proceedings                                                22

 ITEM 6   Exhibits and Reports on Form 8-K                                 23

SIGNATURES                                                                 24

EXHIBIT INDEX                                                              25

                         PART I - FINANCIAL INFORMATION

                                 MEDIA 100 INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                 (unaudited)
                                                 February 28,       November 30,
                                                         2001               2000
                                                 ------------       ------------
ASSETS
Current assets:
    Cash and cash equivalents                      $  11,609         $  11,987
    Marketable securities                                593             5,674
    Accounts receivable, net of allowance
      for doubtful accounts of $3,172 in 2001
      and $3,812 in 2000                               7,404             8,619
    Inventories                                        4,226             4,314
    Prepaid expenses and other current assets          1,258             1,180
                                                   ---------         ---------
      Total current assets                            25,090            31,774

Property and equipment, net                            5,946             6,056
Intangible assets, net                                 6,314             8,316
Other assets, net                                      1,118             1,245
                                                   ---------         ---------

      Total assets                                 $  38,468         $  47,391
                                                   =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                               $   2,015         $   4,561
    Accrued expenses                                   7,397             8,231
    Note payable                                           -             1,492
    Deferred revenue                                   4,960             5,272
                                                   ---------         ---------
    Total current liabilities                         14,372            19,556

Contingencies (Note 9)                                     -                 -

Stockholders' equity:
    Preferred stock                                        -                 -
    Common stock                                         126               123
    Capital in excess of par value                   217,402           217,182
    Accumulated deficit                             (193,376)         (189,380)
    Accumulated other comprehensive loss                 (56)              (90)
                                                   ---------         ---------
       Total stockholders' equity                     24,096            27,835
                                                   ---------         ---------
       Total liabilities and stockholders'
         equity                                    $  38,468         $  47,391
                                                   =========         =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 MEDIA 100 INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                       Three Months Ended
                                                 February 28,       February 29,
                                                         2001               2000
                                                 ------------       ------------
Net sales:
 Products                                         $  11,317          $  15,655
 Services                                             2,532              2,265
                                                  ---------          ---------
Total net sales                                      13,849             17,920

Cost of sales                                         5,596              7,536
                                                  ---------          ---------

  Gross profit                                        8,253             10,384
                                                  ---------          ---------
Operating expenses:
  Research and development                            3,882              3,648
  Selling and marketing                               4,872              5,127
  General and administrative                          1,909              2,552
  Amortization and write-down of
    intangible assets                                 2,006                273
  Acquired in-process research and
    development                                           -                470
                                                  ---------          ---------
    Total operating expense                          12,669             12,070
                                                  ---------          ---------

  Operating loss                                     (4,416)            (1,686)

Interest income, net                                    106                316
Other income (expense), net                             314                (19)
                                                  ---------          ---------

  Loss before tax provision                          (3,996)            (1,389)

Tax provision                                             -                 30
                                                  ---------          ---------
  Net loss                                        $  (3,996)         $  (1,419)
                                                  =========          =========
Basic loss per share                              $   (0.32)         $   (0.12)
                                                  =========          =========
Diluted loss per share                            $   (0.32)         $   (0.12)
                                                  =========          =========
Weighted average common and potential
  common shares outstanding:

Basic                                                12,333             11,700
                                                  =========          =========
Diluted                                              12,333             11,700
                                                  =========          =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 MEDIA 100 INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                       Three Months Ended
                                                 February 28,       February 29,
                                                         2001               2000
                                                 ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $  (3,996)         $   (1,419)
  Adjustments to reconcile net loss from
   operations to net cash used in
   operating activities:
     Depreciation and amortization                      876                 884
     Non-cash interest expense                            -                  17
     Acquired in-process research
       and development                                                      470
     Amortization and write-down of
       acquisition-related intangible assets          2,006                 275
     Loss on sale of marketable securities               15                   -
  Changes in assets and liabilities, excluding
    effects of acquisition:

     Accounts receivable                              1,215                 (61)
     Inventories                                         88              (1,926)
     Prepaid expenses and other current assets           49                (715)
     Accounts payable                                (2,546)                221
     Accrued expenses                                  (834)             (1,170)
     Deferred revenue                                  (312)                (82)
                                                  ---------          ----------
  Net cash used in operating activities              (3,439)             (3,506)
                                                  ---------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Wired, Inc., net of
       cash acquired                                      -              (1,487)
     Net purchases of equipment                        (729)               (599)
     Purchase of intangible assets                      (42)               (103)
     Net proceeds from sales of
       marketable securities                          5,067                  83
                                                  ---------          ----------
  Net cash provided by (used in)
    investing activities                              4,296              (2,106)
                                                  ---------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of note payable                         (1,492)                  -
     Proceeds from issuance of common
       stock pursuant to stock plans                    223               1,695
                                                  ---------          ----------
  Net cash (used in) provided by
    financing activities                             (1,269)              1,695
                                                  ---------          ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                  34                   1
NET DECREASE IN CASH OF DIGITAL ORIGIN, INC.
FOR THE TWO MONTHS ENDED NOVEMBER 30, 1999                -              (1,483)
                                                  ---------          ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS              (378)             (5,399)
CASH AND CASH EQUIVALENTS, beginning of period       11,987              13,858
                                                  ---------          ----------
CASH AND CASH EQUIVALENTS, end of period          $  11,609          $    8,459
                                                  =========          ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for income taxes                           7                   2
                                                  =========          ==========
OTHER TRANSACTIONS NOT USING CASH:
     Change in value of marketable securities            46                (103)
                                                  =========          ==========
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
  ACTIVITIES :

In connection with the acquisition of Wired, Inc.,
  the following non-cash transaction occurred:
Fair value of assets acquired                             -          $    3,180
Cash paid for acquisition and acquisition costs           -               1,487
                                                  ---------          ----------
Note payable and liabilities assumed                      -          $    1,693
                                                  =========          ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 MEDIA 100 INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (UNAUDITED, EXCEPT FOR NOVEMBER 30, 2000 AMOUNTS)


1.  Basis of Presentation

The accompanying interim consolidated financial statements include the accounts of Media 100 Inc. ("the Company"), a Delaware corporation, and its wholly owned subsidiaries. The interim financial statements are unaudited. However, in the opinion of management, the interim consolidated financial statements and disclosures reflect all adjustments necessary for fair presentation. Interim results are not necessarily indicative of results expected for a full year or for any other interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest audited financial statements, which are included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2000, filed with the Securities and Exchange Commission.

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

The Company designs and sells software applications, systems (comprising software and hardware) and services (for encoding and hosting digital media) that allow Internet-based ("online") and traditional broadcasters, corporate marketing professionals and educators to create and deliver high-quality video programs as either traditional media or Internet-compatible streams ("streaming media").

2.  Principles of Consolidation

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

                                 MEDIA 100 INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (UNAUDITED, EXCEPT FOR NOVEMBER 30, 2000 AMOUNTS)
                                   (Continued)

3.  Acquisitions

DIGITAL ORIGIN, INC.

On May 9, 2000, the Company completed its merger with Digital Origin, Inc. (Digital Origin). Under the terms of the agreement, Digital Origin's shareholders and option holders received 0.5347 equivalent shares, or approximately 3.7 million Media 100 common shares, to effect the business combination. The transaction has been accounted for as a pooling of interests. As a result, all periods presented have been restated to reflect the combined operations of the two companies. As part of the transaction, the Company incurred direct, merger-related costs of approximately $2.0 million, consisting primarily of investment banking fees, legal and accounting fees. All such costs were expensed in the quarter ended May 31, 2000, upon consummation of the Digital Origin merger.

Separate and combined results of Media 100 and Digital Origin during the period preceding the merger were as follows (in thousands):

                                                          Digital
                                              Media 100    Origin    Eliminations   Combined
                                              ---------   --------   ------------   --------
Three Months Ended February 29, 2000 (a)
----------------------------------------
 Net sales                                     $ 14,482    $ 3,576     $ (138)      $17,920
 Net loss                                           108     (1,435)       (92)       (1,419)

(a) Digital Origin results represent December 1, 1999 through February 29, 2000.

4.  Cash Equivalents and Marketable Securities

Cash equivalents are carried at cost, which approximates market value, and have original maturities of less than three months. Cash equivalents include money market accounts and repurchase agreements with overnight maturities. Approximately $0.5 million of the cash and cash equivalents were restricted under various letters of credit at February 28, 2001.

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

Marketable securities held as of February 28, 2001 and November 30, 2000 consist of the following (in thousands):

  Investments available for sale:          Maturity           February 28,     November 30,
                                                                      2001             2000
                                                              ------------     ------------
  U.S. Treasury Notes                   less than 1 year        $      -          $   509
  U.S. Treasury Notes                   1 - 5 years                    -            2,030
                                                                --------          -------
    Total U.S. Treasury Notes                                          -            2,539

  U.S. Agency Bonds                     less than 1 year               -              507
                                                                --------          -------
    Total U.S. Agency Bonds                                                           507

  Money Market Instruments              less than 1 year             122            1,044
  Corporate Obligations                 less than 1 year              75            1,116
  Corporate Obligations                 1 - 5 years                  518            1,512
                                                                --------          -------
    Total Corporate Obligations                                      593            2,628

  Total investments available for sale                               715            6,718
  Less: cash and cash equivalents                                   (122)          (1,044)
                                                                --------          -------
  Total marketable securities                                   $    593          $ 5,674
                                                                ========          =======


Marketable securities had a cost of $591 and $5,718, and a market value of $593 and $5,674 at February 28, 2001 and November 30, 2000, respectively. To adjust the carrying amount of the February 28, 2001 and November 30, 2000 marketable securities portfolio to market value, unrealized losses have been reflected as a component of accumulated other comprehensive loss in stockholders' equity pursuant to the provisions of SFAS No. 115.

5.  Inventories

Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following (in thousands):

                                    February 28,       November 30,
                                            2001               2000
                                    ------------       ------------
     Raw materials                   $   2,321            $ 2,814
     Work-in-process                     1,202                733
     Finished goods                        703                767
                                     ---------            -------
                                     $   4,226            $ 4,314
                                     =========            =======

Work-in-process and finished goods inventories include material, labor and manufacturing overhead. Management performs periodic reviews of inventory and disposes of items not required by their manufacturing plan.

                                 MEDIA 100 INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (UNAUDITED, EXCEPT FOR NOVEMBER 30, 2000 AMOUNTS)
                                   (Continued)

6. Property and Equipment, net

Property and equipment, net, is stated at cost, less accumulated depreciation and amortization, and consists of the following (in thousands):

                                                     February 28,   November 30,
                                                             2001           2000
                                                     ------------   ------------
  Machinery and equipment                             $  13,755      $  13,308
  Purchased software                                      6,052          6,062
  Furniture and fixtures                                  1,766          1,733
  Vehicles                                                    9              9
  Leasehold improvements                                  1,685          1,618
                                                      ---------      ---------
                                                      $  23,267      $  22,730
  Less accumulated depreciation and amortization        (17,321)       (16,674)
                                                      ---------      ---------
                                                      $   5,946      $   6,056
                                                      =========      =========

7. Intangible Assets

Intangible assets consist of the following as of February 28, 2001 and November 30, 2000 (in thousands):


                                                     February 28,   November 30,
                                                             2001           2000
                                                     ------------   ------------
  Patents and Trademarks                              $    473       $    431
  Acquired Technology                                    3,460          3,460
  Goodwill                                               6,746          7,625
                                                      --------       --------
                                                      $ 10,679       $ 11,516
  Less accumulated amortization                         (4,365)        (3,200)
                                                      --------       --------
                                                      $  6,314       $  8,316
                                                      ========       ========

Patents and trademarks are being amortized over periods ranging from three to five years, their estimated useful lives. The Company amortizes goodwill and developed acquired technology related to its acquisitions using a straight-line method over periods ranging from 2 to 3 years, their estimated useful life. The Company recorded an expense for the amortization and write-down of intangible assets of $2.0 million in the first fiscal quarter of 2001 compared to $.3 million in the first fiscal quarter of fiscal 2000. Included in the $2.0 million was a write-down of goodwill of $.9 million related to the acquisitions of 21st Century LLC and J2 Digital Media, Inc. These two acquisitions were combined to form Streamriver, which was launched in June 2000. During the first quarter of fiscal 2001, the goodwill from these two acquisitions was determined to be impaired due to continued operating losses in Streamriver and the uncertainty surrounding the Company's ability to recover the goodwill through future cash flows. The Company is currently considering the sale or disposition of the Streamriver division.

8.  Net Loss Per Common Share

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

                                 MEDIA 100 INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (UNAUDITED, EXCEPT FOR NOVEMBER 30, 2000 AMOUNTS)
                                   (Continued)

8.  Net Loss Per Common Share (continued)

The following is a reconciliation of the shares used in the computation of basic and diluted loss per share (in thousands):


                                                      Three months ended
                                                 February 28,   February 29,
                                                         2001           2000
                                                 ------------- --------------
  Weighted average shares of common
    stock Outstanding                                  12,333         11,700

  Effect of potential common shares - stock
    options and warrants outstanding
    (unless antidilutive)                                   -              -
                                                    ---------     ----------
  Weighted average shares and potential
    common shares outstanding                          12,333         11,700
                                                    =========      =========


The Company excludes potentially dilutive securities from its diluted net loss per share computation when either the exercise price of the securities exceeds the fair value of the Company's common stock or when the Company reports a net loss and the effect of including such securities would be antidilutive. During the three months ended February 28, 2001 and February 29, 2000, options to purchase approximately 2,813,000 and 1,504,000 weighted average shares of common stock, respectively, were not included in the computation of diluted net loss per share as a result of their antidilutive effect.

9.  Contingencies

(i) The company provides accruals for all direct costs associated with the estimated resolution of known contingencies. The accrual is established at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.

(ii) On June 7, 1995, a lawsuit was filed against the Company by Avid Technology, Inc. ("Avid") in the United States District Court for the District of Massachusetts. The complaint generally alleges patent infringement by the Company arising from the manufacture, sale, and use of the Company's Media 100 products. The complaint includes requests for injunctive relief, treble damages, interest, costs and fees. In July 1995, the Company filed an answer and counterclaim denying any infringement and asserting that the Avid patent in question is invalid. The Company intends to vigorously defend the lawsuit. In addition, Avid is seeking reissue of the patent, including claims that it asserts are broader than in the existing patent, and these reissue proceedings remain pending before the U.S. Patent and Trademark Office. On January 16, 1998, the court dismissed the lawsuit without prejudice to either party moving to restore it to the docket upon completion of all matters pending before the U.S. Patent and Trademark Office.

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

(iii) On January 13, 1999 and January 28, 1999, Digital Origin and one of its former directors, Charles Berger, were named as defendants in two shareholder class action lawsuits against Splash Technology Holdings, Inc. ("Splash"), various directors and executives of Splash and certain selling shareholders of Splash. The lawsuit alleges, among other things, that the defendants made or were responsible for material misstatements, and failed to disclose information concerning Splash's business, finances and future business prospects in order to artificially inflate the price of Splash common stock. The complaint does not identify any statements alleged to have been made by Charles Berger or Digital Origin. The complaint further alleges that Digital Origin engaged in a scheme to artificially inflate the price of Splash common stock to reap an artificially large return on the sale of the common stock in order to pay off its debt. Digital Origin and the former director vigorously deny all allegations of wrongdoing

                                 MEDIA 100 INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (UNAUDITED, EXCEPT FOR NOVEMBER 30, 2000 AMOUNTS)
                                   (Continued)

9.  Contingencies (continued)

and intend to aggressively defend themselves in these matters. Defendant's two initial motions to dismiss the action were granted with leave to amend, and plaintiffs have again amended the complaint. Defendants have now filed their third motion to dismiss.

(iv) On July 18, 1997, Intelligent Electronics, Inc. filed a claim against Digital Origin alleging a breach of contract and related claims in the approximate amount of $800,000, maintaining that Digital Origin failed to comply with various return, price protection, inventory balancing and marketing development funding undertakings. In 1997, Digital Origin filed an answer to the complaint and cross-claimed against the plaintiffs and in October 1997 additionally cross claimed against Deutsche Financial, Inc., a factor in the account relationship between the Company and the plaintiffs, seeking the recovery of existing accounts receivable of approximately $1.8 million. During May 2000, the trial was completed and the Court entered two judgments in favor of Digital Origin, one in the amount of $314,000 plus interest against Intelligent Electronics and one in the amount of $1,491,000 plus interest against Deutsche Financial, Inc. In September 2000, Intelligent Electronics, Inc. paid $314,000 plus interest of $139,000 and reimbursement of certain costs in the amount of $20,000 to the Company. Deutsche Financial, Inc. has filed an appeal, which is expected to be heard during 2001.

(v) On October 12, 1999, a lawsuit was filed against the Company by McRoberts Software, Inc. in the United States District Court for the Southern District of Indiana. The complaint alleges copyright infringement, breach of contract, and trade secret misappropriation. The complaint includes requests for injunctive relief, treble damages, interest, costs and fees. In November 1999, the Company filed an answer and counterclaim denying any infringement. The Company intends to vigorously defend the lawsuit.

 (vi) From time to time the Company is involved in other disputes and/or litigation encountered in its normal course of business. The Company does not believe that the ultimate impact of the resolution of such other outstanding matters will have a material effect on the Company's business, operating results or financial condition.

10. Capitalized Software Development Costs

The Company capitalizes certain computer software development costs. Capitalization of costs commences upon establishing technological feasibility. Capitalized costs, net of accumulated amortization, were approximately $29,000, as of February 28, 2001 and November 30, 2000, and are included in other assets. These costs are amortized on a straight-line basis over two years, which approximates the economic life of the product.

11. Income Taxes

The Company has not provided for a tax provision in the first fiscal quarter of 2001 due to the net loss incurred during the first three months of the fiscal year and its expectation for taxable income for the year.

                                 MEDIA 100 INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (UNAUDITED, EXCEPT FOR NOVEMBER 30, 2000 AMOUNTS)
                                   (Continued)

12.  Accrued Expenses

Accrued expenses at February 28, 2001 and November 30, 2000 consist of the following (in thousands):


                                                    February 28,   November 30,
                                                            2001           2000
                                                    ------------   ------------
       Payroll, payroll taxes and other taxes        $ 1,425          $ 2,242
       Accrued warranty                                  561              559
       Accrued restructuring                               1              528
       Accrued inventory                                 872              763
       Accrued legal and professional services           864              692
       Accrued selling and marketing                     355              301
       Accrued other                                   3,319            3,146
                                                     -------          -------
                                                     $ 7,397          $ 8,231
                                                     =======          =======

13.  Comprehensive loss

The Company records items of comprehensive income or loss in accordance with SFAS No.130, REPORTING COMPREHENSIVE INCOME, and presents such information in the statement of stockholders' equity. The components of accumulated other comprehensive loss are as follows (in thousands):


                                                     Three months ended
                                                 February 28,      February 29,
                                                         2001              2000
                                                 ------------      ------------
      Net loss                                    $  (3,996)         $ (1,419)
      Cumulative translation adjustment                 (12)               (1)
      Unrealized holding gain (loss) on
         Available-for-sale securities                   46              (103)
                                                  ---------          --------
      Total comprehensive loss                    $  (3,962)         $ (1,523)
                                                  =========          ========

14.  Segment Information

The Company applies the provisions of SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which establishes standards for public companies to report operating segment information in annual and interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision-making group is composed of the Chief Executive Officer and members of senior management. The Company's reportable operating segments are software Internet tools, services and digital video systems.

                                 MEDIA 100 INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (UNAUDITED, EXCEPT FOR NOVEMBER 30, 2000 AMOUNTS)
                                   (Continued)

14.  Segment Information (continued)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Revenues are attributed to geographic areas based on where the customer is located. Segment information for the quarters ended February 28, 2001 and February 29, 2000 is as follows:


                                      Software                Digital
                                      Internet                 Video
FEBRUARY 28, 2001                       Tools     Services    Systems    Corporate     Total
-----------------                     --------    --------    -------    ---------    -------
Net sales from external customers     $ 4,889     $ 2,532     $ 6,428      $   -      $ 13,849
                                      =======     =======     =======      =====      ========
Gross profit                            3,180       1,807       3,266          -         8,253
                                      =======     =======     =======      =====      ========
Depreciation and amortization             153          67         656          -           876
                                      =======     =======     =======      =====      ========
Interest income, net                        -           -           -        106           106
                                      =======     =======     =======      =====      ========
FEBRUARY 29, 2000
-----------------
Net sales from external customers     $ 7,416     $ 2,265     $ 8,239      $   -      $ 17,920
                                      =======     =======     =======      =====      ========
Gross profit                            4,235       1,994       4,155          -        10,384
                                      =======     =======     =======      =====      ========
Depreciation and amortization             151          18         715          -           884
                                      =======     =======     =======      =====      ========
Interest income                       $     -     $     -     $     -      $ 316      $    316
                                      =======     =======     =======      =====      ========
Tax provision                         $           $           $            $  30      $     30
                                      =======     =======     =======      =====      ========

Interest income and income taxes are considered corporate level activities and are, therefore, not allocated to segments. Management believes transfers between geographic areas are accounted for on an arms length basis.

Net sales by geographic area for the quarters ended February 28, 2001 and February 29, 2000 were as follows (in thousands):

                                                   February 28,     February 29,
                                                           2001             2000
                                                   ------------     ------------
   United States                                     $  9,458        $ 10,645
   United Kingdom, Sweden, Denmark and Norway           1,222           1,486
   Germany, Austria and Switzerland                       552           1,544
   France, Spain and Benelux                              878           1,313
   Japan                                                  472             774
   Other foreign countries                              1,267           2,158
                                                     --------        --------
                                                     $ 13,849        $ 17,920
                                                     ========        ========

Long-lived tangible assets by geographic area for the quarters ended February 28, 2001 and November 30, 2000 consist of the following (in thousands):

                                                   February 28,     November 30,
                                                           2001             2000
                                                   ------------     ------------
   United States                                     $ 5,614         $ 5,718
   United Kingdom                                        182             194
   Germany                                                42              33
   Italy                                                  13              16
   France                                                 95              95
                                                     -------         -------

                                                     $ 5,946         $ 6,056
                                                     =======         =======

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

     The Company recognizes revenue in accordance with Statement of Position, "Software Revenue Recognition" (SOP 97-2) as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with respect to Certain Transactions". Net sales are recognized following establishment of persuasive evidence of an arrangement, provided that the license fee is fixed and determinable, delivery of product has occurred via physical shipment or electronically, a determination has been made by management that collection is probable and the Company has no remaining obligations. Revenues under multiple element arrangements, which typically include products and maintenance sold together, are allocated to each element using the residual method in accordance with SOP 98-9. Sales to certain resellers and distributors are subject to agreements allowing certain rights of return and price protection on unsold merchandise held by these resellers and distributors. The Company provides for estimated returns and refunds at the time of shipment. The Company recognizes maintenance revenue from the sale of post-contract support services ratably over the life of the contract. Revenue from hosting services is recognized ratably over the term of the contract. Revenue from encoding services is recognized as the services are performed using the percentage of completion method.

Digital Origin Merger

     On May 9, 2000, the Company completed its merger with Digital Origin, Inc. ("Digital Origin"). Under the terms of the agreement, Digital Origin's shareholders and option holders received 0.5347 equivalent shares, or approximately 3.7 million Media 100 common shares, to effect the business combination. The transaction has been accounted for as a pooling of interests. As a result, all periods presented and Management's Discussion and Analysis of Financial Condition and Results of Operations have been restated to reflect the combined operations of the two companies.

     The Company also acquired Terran Interactive, Inc. ("Terran") in fiscal 1999 and Wired, Inc. ("Wired"), J2 Digital Media, Inc. ("J2"), 21st Century LLC ("21st Century") and certain strategic technology assets from Integrated Computing Engines, Inc. ("ICE") in fiscal year 2000. Each of these acquisitions was accounted for as a purchase pursuant to APB No. 16. As a result, the operations of each acquired entity are reflected in the Company's consolidated statement of operations from the date of acquisition.

Results of Operations

The following table shows certain consolidated statements of operations data as a percentage of net sales.

                                                        Three months ended
                                                   February 28,     February 29,
                                                           2001             2000
                                                   ------------     ------------
   Net sales:
      Products                                           81.7%          87.4%
      Services                                           18.3           12.6
                                                     --------        -------
   Total net sales                                      100.0          100.0
   Cost of sales                                         40.4           42.1
                                                     --------        -------
        Gross profit                                     59.6           57.9
   Operating expenses:
        Research and development                         28.0           20.4
        Selling and marketing                            35.2           28.6
        General and administrative                       13.8           14.2
         Amortization expense and write-down
             of intangible assets                        14.5            1.5
         Acquired in-process research and
             development                                    -            2.6
                                                     --------        -------
            Total operating expenses                     91.5           67.4
       Operating loss                                   (31.9)          (9.5)
   Interest income, net                                    .7            1.8
   Other income (expense), net                            2.3          (0.1)
                                                     --------        -------
            Loss before tax provision                   (28.9)          (7.8)
   Tax provision                                            -             .1
                                                     --------        -------
            Net loss                                    (28.9)%         (7.9)%
                                                     ========        =======


Comparison of First Fiscal Quarter of 2001 to First Fiscal Quarter of 2000

     Net sales. Total net sales for the first fiscal quarter ended February 29, 2001 decreased 22.7% to $13.8 million from $17.9 million for the first quarter of fiscal 2000. Net sales from products for the first fiscal quarter ended February 28, 2001 decreased 27.7% to $11.3 million from $15.7 million for fiscal 2000. The decrease in net sales from products is due to a number of factors including lower sales of software editing products acquired through the merger with Digital Origin, Inc. ($2.1 million), lower unit sales and average selling prices for our digital video systems ($1.8 million), and lower sales of the MPEG-based products acquired in the acquisition of Wired, Inc. ($.6 million). Net sales of software Internet tools for the first fiscal quarter ended February 28, 2001 decreased 34.0% to $4.9 million from $7.4 million for the first quarter of fiscal 2000. Of the $2.5 million decrease in net sales of software Internet tools, $2.1 million was due to a reduction in sales of products acquired as part of the merger with Digital Origin, Inc. We anticipate this trend of lower year-over-year net sales to continue for the next several quarters. Net sales of digital video systems for the first fiscal quarter ended February 28, 2001 decreased 22.0% to $6.4 million from $8.2 million for the first quarter of fiscal 2000. We attribute the decrease in sales to lower unit and average selling prices of our digital video systems due to increased competition and anticipate this trend in lower year-over-year sales will continue for the remainder of fiscal 2001. Net sales from services for the first fiscal quarter ended February 28, 2001 increased 11.8% to $2.5 million from $2.3 million for the first quarter of fiscal 2000. The increase in net sales from services is due to increased sales of our encoding and hosting services offered through Streamriver. Streamriver was launched in June 2000 following the acquisitions of 21st Century Media LLP and J2 Digital Media, Inc. As discussed below, the Company is currently considering the sale or disposition of the Streamriver division.

     Gross profit. Gross profit decreased 20.5% to $8.3 million in the first fiscal quarter of 2001 from $10.4 million in the first quarter of fiscal 2000. Overall gross profit as a percentage of net sales increased to 59.6% in the first fiscal quarter of 2001 from 57.9% in the first quarter of fiscal 2000. Specifically, gross profit as a percentage of net product sales increased to 57.0% in the first fiscal quarter of 2001 from 53.6% in the first quarter of fiscal 2000, while gross profit as a percentage of net sales of services decreased to 71.4% in the first fiscal quarter of 2001 from 88.0% in the first quarter of fiscal 2000. The percentage decrease in services resulted from increased sales of encoding and hosting service which provide lower gross profit as a percentage of net sales than customer support contracts for digital video systems. Gross profit as a percentage of net product sales increased due to higher gross profit from software Internet tools resulting from higher licensing fees for our streaming media products such as Cleaner EZ and Cleaner 5. We currently forecast overall gross profit as a percentage of net sales will be relatively stable over the next several quarters, however, due to potential fluctuations in the mix of products sold, gross profit as a percentage of net sales may vary from one quarter to another.

     Research and development. Research and development expenses increased 6.4% to $3.9 million in the first fiscal quarter of 2001 from $3.6 million in the first quarter of fiscal 2000. Research and development expenses consist primarily of salaries and related benefits, consultants, outside services, occupancy and depreciation. At this time, we anticipate research and development expenses will decrease over the next several quarters as we reduce the number of new and existing product development efforts currently under development in an effort to align our expense structure with our forecasted level of sales.

     Selling and marketing. Selling and marketing expenses decreased 5.0% to $4.9 million in the first fiscal quarter of 2001 from $5.1 million in the first quarter of fiscal 2000. Selling expenses consist primarily of salaries and related benefits, commissions, travel, occupancy and depreciation. Marketing expenses consist primarily of salaries and related benefits, trade shows, seminars, advertising, sales literature and lead generation activities. The decrease in selling and marketing expenses resulted primarily from reduced marketing expenses due to lower product sales of software Internet tools and digital video systems. We currently anticipates that our selling and marketing expenses will decrease over the next several quarters as we adjust our expense structure and align our selling and marketing expenses with our forecasted level of sales.

     General and administrative. General and administrative expenses decreased 25.2% to $1.9 million in the first fiscal quarter of 2001 from $2.6 million in the first quarter of fiscal 2000. General and administrative expenses include the cost of human resources, finance, information technology, legal and other administrative functions of the Company. The decrease in general and administrative expenses resulted primarily from lower legal expenses ($.3 million) and lower costs associated with doubtful accounts ($.2 million). We currently anticipates that our general and administrative expenses will decrease over the next several quarters as we adjust our expense structure and align our general and administrative expenses with our forecasted level of sales.

     As a result of the merger with Digital Origin, Inc. on May 9, 2000, we assumed a significant allowance for doubtful accounts balance of $3,803,000 related to several old, uncollected amounts owed to Digital Origin, Inc. As of November 30, 2000, the allowance for doubtful accounts totaled $3,812,000, of which $3,401,000 relates to Digital Origin. As of February 28, 2001, our allowance for doubtful accounts totals $3,172,000 of which $2,670,000 relates to Digital Origin. During the first quarter, we collected a portion of the previously uncollected amounts due to Digital Origin, and wrote-down approximately $731,000 of the remaining balance against the allowance for doubtful accounts. One account represents approximately $2.2 million allowance account and is awaiting resolution in pending litigation (See Note
9).

     Amortization and write-down of intangible assets. We recorded an expense for the amortization and write-down of intangible assets of $2.0 million in the first fiscal quarter of 2001 compared to $.3 million in the first fiscal quarter of fiscal 2000. Included in the $2.0 million was amortization expense associated with acquisitions which took place subsequent to Q1 2000, amortization on contingent purchase price associated with the Terran acquisition and a write-down of goodwill of $.9 million related to the acquisitions of 21st Century LLC and J2 Digital Media, Inc. These two acquisitions were combined to form Streamriver, which was launched in June 2000. During the first quarter of fiscal 2001, the goodwill from these two acquisitions was determined to be impaired due to continued operating losses in Streamriver and the uncertainty surrounding our ability to recover the goodwill through future cash flows. The Company is currently considering the sale or disposition of the Streamriver division.

     Acquired in-process research and development. In connection with the acquisition of Wired in the first quarter of fiscal 2000, we allocated $470,000 of the purchase price to in-process research and development projects. This allocation represented the fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date. There was no similar expense recorded in the first fiscal quarter of 2001.

     Interest income, net. Interest income decreased 66.5% to $.1 million in the first fiscal quarter of 2001 from $.3 million in the first quarter of fiscal 2000. The decrease in interest income is due to lower cash and cash equivalent balances in fiscal 2001 versus 2000. During fiscal 2000, we purchased several companies utilizing our existing cash and cash equivalents to pay for these acquisitions. The Company currently anticipates interest income will decline in fiscal 2001 versus 2000 due to lower cash balances.

     Other income (expense), net. Other income was $.3 million in the first fiscal quarter of 2001 compared to other expense of $.02 million in the first quarter of fiscal 2000. The increase is due to foreign exchange gains on intercompany transactions with our foreign subsidiaries.

     Tax provision. We did not provide for a tax provision in the first fiscal quarter of 2001 due to the net loss incurred during the first three months of the fiscal year and its expectation for taxable income for the year.

     Net loss. As a result of the above factors, we had a loss for the first fiscal quarter of 2001 in the amount of ($4.0) million, or ($0.32) per share, compared to a net loss of ($1.4) million, or ($0.12) per share, in the first quarter of fiscal 2000.

Liquidity and Capital Resources

     We have funded our operations to date primarily from public offerings of equity securities and cash flows from operations. As of February 28, 2001, the Company's principal sources of liquidity included cash and cash equivalents and marketable securities totaling approximately $12.2 million.

     For the three months ended February 28, 2001, cash used in operating activities was approximately $3,439,000 compared to approximately $3,506,000 for the same period a year ago. The Company incurred a net loss of $3,996,000 offset by significant non-cash items, including depreciation and amortization, in the amount of $2,882,000. A significant portion of the cash used in operating activities is attributable to a significant reduction in accounts payable of $2,546,000. Accounts receivable provided cash in operating activities in the amount of $1,215,000 due to the timing of sales in the quarter and the subsequent collection of those sales, which resulted in days sales outstanding of 49 in the first quarter of fiscal 2001. Inventory provided cash in operating activities in the amount of $88,000 during the first quarter of fiscal 2001, compared with inventory utilizing cash in operating activities of $1,926,000 in the year ago period.

     Net cash provided by investing activities was approximately $4,2960,000 during the first three months of fiscal 2001, compared to cash used in investing activities of approximately $2,106,000 for the same period a year ago. Cash provided by investing activities during the first three months of fiscal 2001 consisted of net proceeds from the sale of marketable securities. The proceeds from the sales of marketable securities was used to fund purchases of equipment and working capital needs due to the net loss incurred the first three months of fiscal 2001.

     Cash used in financing activities during the first three months of fiscal 2001 was approximately $1,269,000, compared to cash provided by financing activities of $1,695,000 for the same period a year ago. Cash used in financing activities resulted from the non-recurring payment of an acquisition-related note payable in the amount of $1,492,000, offset by $223,000 from proceeds from the issuance of common stock pursuant to stock plans. The reduction in cash provided by financing activities that came from proceeds from the issuance of common stock pursuant to stock plans is due to a significantly lower price for the Company's common stock in the first quarter of fiscal 2001 versus the same period a year ago. Given the recent reduced price of the Company's common stock, we do not currently expect cash provided by proceeds from the issuance of common stock pursuant to stock plans to be a significant source of liquidity in fiscal 2001.

     As of February 28, 2001, the Company's principal sources of liquidity included cash and marketable securities. The Company believes that its current cash, marketable securities and cash provided by future operations will be sufficient to meet the Company's working capital and anticipated capital expenditures requirements for at least the next twelve months. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, its operating and investing activities may require significant cash. Consequently, any such future growth may require the Company to obtain additional equity or debt financing.

CAUTIONARY STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following cautionary statements and elsewhere in this Quarterly Report on Form 10-Q. If any of the following risks were to occur, our business, financial condition, or results of operations would likely suffer. In that event, the trading price of our common stock would decline.

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

Such mergers and acquisitions may be material in size and in scope. There can be no assurance that we will be able to identify, acquire, or profitably manage additional business or successfully integrate any acquired businesses into our business without substantial expenses, delays, or other operational or financial problems. Acquisitions involve a number of special risks and factors, including increasing competition for attractive acquisition candidates in our markets, the technological enhancement and incorporation of acquired products into existing product lines and services, the assimilation of the operations and personnel of the acquired companies, failure to retain key acquired personnel, adverse short-term effects on reported operating results, the amortization of acquired intangible assets, the assumption of undisclosed liabilities of any acquired companies, the failure to achieve anticipated benefits such as cost savings and synergies, as well as the diversion of management's attention during the acquisition and integration process. We may not be able to operate the acquired businesses properly and may not be able to successfully recover amounts paid for such businesses. Some or all of these special risks and factors may have a material adverse impact on our business, operating results, and financial condition and, as a result, may negatively affect the market price of our common stock.

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

RISKS OF THIRD-PARTY CLAIMS OF INFRINGEMENT. There has been substantial industry litigation regarding patent, trademark and other intellectual property rights involving technology companies. In the future, litigation may be necessary to enforce any patents issued to us or to enforce trade secrets, trademarks and other intellectual property rights owned by us, to defend ourselves against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. For a description of certain pending litigation instituted against the Company, see Item 1, Legal Proceedings of Part II, Other Information and Note 9 to the Consolidated Financial Statements included herein. Any such litigation could be costly and a diversion of management's attention, which could adversely affect our business and operating results and our financial condition. Adverse determinations in any such litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from manufacturing or selling our products, any of which could adversely affect our business and operating results and our financial condition.

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

HISTORY OF LOSSES. We have incurred substantial operating losses in each of the past five fiscal years. We incurred operating losses of approximately $10.9 million, $2.0 million, $13.9 million, $27.2 million and $16.0 million for fiscal 2000, 1999, 1998, 1997 and 1996, respectively. As of February 28, 2001, we had an accumulated deficit of approximately $193.4 million. Over the past three years we have significantly increased our research and development expenses as a percentage of total sales and we plan to continue to invest in new technology, and as a result, we may incur operating losses in future periods. We will need to generate increases in our current sales levels to achieve profitability and we may not be able to do so. If our sales grow more slowly than we anticipate or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenue, our business will be significantly and adversely affected. Our failure to achieve profitability or achieve the level of profitability expected by investors and securities analysts may adversely affect the market price of our common stock.

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

Primary Market Risk Exposures. The Company's primary market risk exposures are in the area of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company's business in Europe is conducted in local currency. In Asia, business is conducted in U.S. currency. The Company has no foreign exchange contracts, option contracts or other foreign hedging arrangements. However, the Company estimates that any market risk associated with its foreign operations is not significant and is unlikely to have a material adverse effect on the Company's business, results of operations, or financial condition.

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

Item 6. Exhibits and Reports on Form 8-K

a)  Exhibits

No exhibits were required as part of this Quarterly Report on Form 10-Q.

b)  Reports on Form 8-K

         Form 8-K, dated December 29, 2000, was filed with the Commission on December 29, 2000, consisting of the following: Item 5. Other events, and Item
7. Financial Statements, Pro Forma Financial Information and Exhibits detailing the acquisition of Digital Origin, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Media 100 Inc.





Date:    April 16, 2001        By:  /S/ STEVEN D. SHEA
                                 ---------------------
                                      Steven D. Shea
                                       Chief Financial Officer and

                                     Treasurer
                                     (Principal Financial Officer)

                                  EXHIBIT INDEX

      NUMBER                              DESCRIPTION