Form 10-Q
period 2001-05-31
MEDIA 100 INC
filed 2001-07-16
CIK 713138

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended: May 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From To

Commission File Number: 0-14779

MEDIA 100 INC.
(Exact name of registrant as specified in its charter)

DELAWARE	04-2532613
(State or other jurisdiction of organization	(I.R.S. Employer Identification Number)
or incorporation)

290 DONALD LYNCH BOULEVARD
MARLBOROUGH, MASSACHUSETTS
(Address of principal executive offices)

01752-4748
(Zip code)

(508) 460-1600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒             No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, par value $.01 per share	12,309,157 shares
Class	Outstanding at June 30, 2001

MEDIA 100 INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

MEDIA 100 INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	May 31, 2001	November 30, 2000
ASSETS
Current assets:
Cash and cash equivalents	$8,587	$11,987
Marketable securities	1,087	5,674
Accounts receivable, net of allowance for doubtful accounts of $2,945 in 2001 and $3,812 in 2000	5,845	8,619
Inventories	3,466	4,314
Prepaid expenses and other current assets	1,233	1,180
Total current assets	20,218	31,774

Property and equipment, net	5,284	6,056
Intangible assets, net	6,703	8,316
Other assets, net	1,131	1,245
Total assets	$33,336	$47,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,923	$4,561
Accrued expenses	8,543	8,231
Note payable	-	1,492
Deferred revenue	4,616	5,272
Total current liabilities	16,082	19,556

Contingencies (Note 9)

Stockholders' equity:
Preferred stock	-	-
Common stock	126	123
Capital in excess of par value	217,404	217,182
Treasury stock	(78)	-
Accumulated deficit	(200,185)	(189,380)
Accumulated other comprehensive loss	(13)	(90)

Total stockholders' equity	17,254	27,835

Total liabilities and stockholders' equity	$33,336	$47,391

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA 100 INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

(unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2001	2000	2001	2000
Net sales:
Products	$9,856	$18,277	$21,173	$33,932
Services	2,308	2,300	4,840	4,565
Total net sales	12,164	20,577	26,013	38,497

Cost of sales	5,893	8,358	11,489	15,894

Gross profit	6,271	12,219	14,524	22,603

Operating expenses:
Research and development	4,078	3,961	7,960	7,609
Selling and marketing	4,906	5,516	9,779	10,643
General and administrative	1,432	2,411	3,341	4,963
Amortization and write-down of acquisition-related intangible assets	1,355	563	3,361	836
Acquired in-process research and development	-	-	-	470
Restructuring charge	795	-	795	-
Merger related costs	-	2,007	-	2,007
Total operating expenses	12,566	14,458	25,236	26,528

Operating loss	(6,295)	(2,239)	(10,712)	(3,925)

Interest income, net	97	275	203	591
Other income (expense), net	(611)	(152)	(296)	(171)

Loss before tax provision	(6,809)	(2,116)	(10,805)	(3,505)

Tax provision	-	-	-	30

Net loss	$(6,809)	$(2,116)	$(10,805)	$(3,535)

Net loss per share:
Basic	$(.55)	$(.18)	$(.88)	$(.30)
Diluted	$(.55)	$(.18)	$(.88)	$(.30)

Weighted average common shares outstanding:
Basic	12,359	11,991	12,346	11,807
Diluted	12,359	11,991	12,346	11,807

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA 100 INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended May 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,805)	$(3,535)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	1,601	1,771
Non-cash interest expense	-	44
Acquired in-process research and development	-	470
Amortization and write-down of acquisition-related intangible assets	3,361	836
Loss on disposition of fixed asset	-	6
Loss on sale of marketable securities	9	-
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	2,774	(1,401)
Inventories	848	(2,615)
Prepaid expenses and other current assets	(53)	(358)
Accounts payable	(1,638)	399
Accrued expenses	(1,438)	175
Deferred revenue	(656)	31
Net cash used in operating activities	$(5,997)	$(4,177)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Wired, Inc., net of cash acquired	-	(1,487)
Acquisition of 21st Century Media Inc., net of cash acquired	-	(481)
Purchases of property and equipment	(751)	(1,058)
Other assets	114	(1,162)
Purchase of intangible assets	(75)	(174)
Net proceeds from sales of marketable securities	4,577	1,717
Net cash provided by (used in) investing activities	$3,865	$(2,645)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of note payable	(1,492)	-
Proceeds from issuance of common stock pursuant to stock plans	225	3,770
Purchase of treasury stock	(78)	-
Net cash (used in) provided by financing activities	$(1,345)	$3,770

EFFECT OF EXCHANGE RATE CHANGES ON CASH	77	(2)
NET DECREASE IN CASH OF DIGITAL ORIGIN INC. FOR THE TWO MONTHS ENDED NOVEMBER 30, 1999	-	(1,483)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(3,400)	$(4,537)

CASH AND CASH EQUIVALENTS, beginning of period	11,987	13,858

CASH AND CASH EQUIVALENTS, end of period	$8,587	$9,321

	Six Months Ended May 31,
	2001	2000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash (received) paid for income taxes	(42)	1
OTHER TRANSACTIONS NOT USING CASH:
Change in value of marketable securities	$(88)	$(123)

	Six Months Ended May 31,
	2001	2000
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

In connection with the acquisition of Wired, Inc., the following non-cash transaction occurred:
Fair value of assets acquired	$-	$3,180
Cash paid for acquisition and acquisition costs	-	1,487
Note payable and liabilities assumed	$-	$1,693

In connection with the acquisition of 21st Century Media, LLC, the following non-cash transaction occurred:
Fair value of assets acquired	$-	$1,130
Cash paid for acquisition and acquisition costs	-	481
Common stock issued and liabilities assumed	$-	$649

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA 100 INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, EXCEPT FOR NOVEMBER 30, 2000 AMOUNTS)

1.   Basis of Presentation

The accompanying interim consolidated financial statements include the accounts of Media 100 Inc. (“the Company”), a Delaware corporation, and its wholly owned subsidiaries.  The interim financial statements are unaudited.  However, in the opinion of management, the interim consolidated financial statements and disclosures reflect all adjustments necessary for fair presentation. Interim results are not necessarily indicative of results expected for a full year or for any other interim period.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest audited financial statements, which are included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2000, filed with the Securities and Exchange Commission.

The Company’s preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The Company designs and sells software applications, systems (comprising software and hardware) and services that allow Internet-based (“online”) and traditional broadcasters, corporate marketing professionals and educators to create and deliver high-quality video programs as either traditional media or Internet-compatible streams (“streaming media”).

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

3.   Acquisitions

Digital Origin, Inc.

On May 9, 2000, the Company completed its merger with Digital Origin, Inc. (Digital Origin).  Under the terms of the agreement, Digital Origin’s shareholders and option holders received 0.5347 equivalent shares, or approximately 3.7 million Media 100 common shares, to effect the business combination.  The transaction has been accounted for as a pooling of interests.  As a result, all periods presented have been restated to reflect the combined operations of the two companies.  As part of the transaction, the Company incurred direct, merger-related costs of approximately $2.0 million, consisting primarily of investment banking fees, legal and accounting fees.  All such costs were expensed in the quarter ended May 31, 2000, upon consummation of the Digital Origin merger.

Separate and combined results of Media 100 and Digital Origin during the period preceding the merger were as follows (in thousands):

		Digital
	Media 100	Origin	Eliminations	Combined
Three months ended May 31, 2000 (a)

Net sales	$17,165	$3,797	$(385)	$20,577
Net (loss) income	(2,175)	(1)	60	(2,116)

Six months ended May 31, 2000 (b)

Net sales	$31,647	7,373	(523)	38,497
Net loss	(2,067)	(1,436)	(32)	(3,535)

(a) Digital Origin results represent March 1, 2000 through May 9, 2000.
(b) Digital Origin results represent December 1, 1999 through May 9, 2000.

4.   Cash Equivalents and Marketable Securities

Cash equivalents are carried at cost, which approximates market value, and have original maturities of less than three months.  Cash equivalents include money market accounts and repurchase agreements with overnight maturities. Approximately $0.5 million of the cash and cash equivalents were restricted under various letters of credit at May 31, 2001.

The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities.  Under this standard, the Company is required to classify all investments in debt and equity securities into one or more of the following three categories: held-to-maturity, available-for-sale or trading.  Available-for-sale securities are recorded at fair market value with unrealized gains and losses excluded from earnings and included as a component of stockholders’ equity.  All of the Company’s marketable securities are classified as available-for-sale.

Marketable securities held as of May 31, 2001 and November 30, 2000 consist of the following (in thousands):

Investments available for sale:	Maturity	May 31,	November 30,
		2001	2000
U.S. Treasury Notes	less than 1 year	$-	$509
U.S. Treasury Notes	1 - 5 years	-	2,030
Total U.S. Treasury Notes		-	2,539

U.S. Agency Bonds	less than 1 year	-	507
Total U.S. Agency Bonds		-	507

Money Market Instruments	less than 1 year	673	1,044

Corporate Obligations	less than 1 year	50	1,116
Corporate Obligations	1 - 5 years	1,037	1,512
Total Corporate Obligations		1,087	2,628

Total investments available for sale		1,760	6,718
Less: cash and cash equivalents		(673)	(1,044)
Total marketable securities		$1,087	$5,674

Marketable securities had a cost of  $1,043 and $5,718, and a market value of $1,087 and $5,674 at May 31, 2001 and November 30, 2000, respectively. To adjust the carrying amount of the May 31, 2001 and November 30, 2000 marketable securities portfolio to market value, unrealized losses have been reflected as a component of accumulated other comprehensive loss in stockholders’ equity pursuant to the provisions of SFAS No. 115.

5.   Inventories

Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following (in thousands):

	May 31,	November 30,
	2001	2000
Raw materials	$2,043	$2,814
Work-in-process	931	733
Finished goods	492	767
	$3,466	$4,314

Work-in-process and finished goods inventories include material, labor and manufacturing overhead. Management performs periodic reviews of inventory and disposes of items not required by their manufacturing plan.

6.   Property and Equipment, net

Property and equipment, net, is stated at cost, less accumulated depreciation and amortization, and consists of the following (in thousands):

	May 31,	November 30,
	2001	2000
Machinery and equipment	$13,879	$13,308
Purchased software	6,063	6,062
Furniture and fixtures	1,410	1,733
Vehicles	9	9
Leasehold improvements	1,787	1,618
	$23,148	$22,730
Less accumulated depreciation and amortization	(17,864)	(16,674)
	$5,284	$6,056

7. Intangible Assets

Intangible assets consist of the following as of May 31, 2001 and November 30, 2000 (in thousands):

	May 31,	November 30,
	2001	2000
Patents and Trademarks	$506	$431
Acquired Technology	3,460	3,460
Goodwill	8,496	7,625
	$12,462	$11,516
Less accumulated amortization	(5,759)	(3,200)
	$6,703	$8,316

Patents and trademarks are being amortized over periods ranging from three to five years, their estimated useful lives. The Company amortizes goodwill and developed acquired technology related to its acquisitions using a straight-line method over periods ranging from 2 to 3 years, their estimated useful life.  In connection with an earn-out provision from a prior acquisition, the Company has accrued $1,750,000 in contingent consideration, which will be paid by September 2001.  The entire amount has been recorded as additional goodwill.  The Company will amortize this additional goodwill over its remaining useful life.

The Company recorded an expense for the amortization and write-down of intangible assets of $2.0 million in the first fiscal quarter of 2001 compared to $.3 million in the first fiscal quarter of fiscal 2000.  Included in the $2.0 million was a write-down of goodwill of $.9 million related to the acquisitions of 21st Century LLC and J2 Digital Media, Inc.  These two companies were combined to form Streamriver, which was launched in June 2000.  During the first quarter of fiscal 2001, the goodwill from these two acquisitions was determined to be impaired due to continued operating losses in Streamriver and the uncertainty surrounding the Company’s ability to recover the goodwill through future cash flows.  The Company shutdown the Streamriver division in the second quarter of fiscal year 2001 and wrote off the remaining assets (See Note 15).

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

The following is a reconciliation of the shares used in the computation of basic and diluted loss per share (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2001	2000	2001	2000
Weighted average shares of common stock Outstanding	12,359	11,991	12,346	11,807

Effect of potential common shares - stock options and warrants outstanding (unless antidilutive)	-	-	-	-

Weighted average shares and potential common shares outstanding	12,359	11,991	12,346	11,807

The Company excludes potentially dilutive securities from its diluted net loss per share computation when either the exercise price of the securities exceeds the fair value of the Company’s common stock or when the Company reports a net loss and the effect of including such securities would be antidilutive.  Options to purchase approximately 1,566,000 and 1,890,000 shares of common stock at May 31, 2001 and May 31, 2000, respectively, were not included in the computation of diluted net loss per share as a result of their antidilutive effect.

9.   Contingencies

(i) The company provides accruals for all direct costs associated with the estimated resolution of known contingencies.  The accrual is established at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.

(ii) On June 7, 1995, a lawsuit was filed against the Company by Avid Technology, Inc. (“Avid”) in the United States District Court for the District of Massachusetts.  The complaint generally alleges patent infringement by the Company arising from the manufacture, sale, and use of the Company's Media 100 products.  The complaint includes requests for injunctive relief, treble damages, interest, costs and fees.  In July 1995, the Company filed an answer and counterclaim denying any infringement and asserting that the Avid patent in question is invalid. The Company intends to vigorously defend the lawsuit. In addition, Avid is seeking reissue of the patent, including claims that it asserts are broader than in the existing patent, and these reissue proceedings remain pending before the U.S. Patent and Trademark Office.  On January 16, 1998, the court dismissed the lawsuit without prejudice to either party moving to restore it to the docket upon completion of all matters pending before the U.S. Patent and Trademark Office.

On August 16, 2000, the U.S. Patent and Trademark Office issued an Office Action rejecting all of the claims made by Avid in their latest request for reexamination of the patent related to the aforementioned lawsuit.  In addition, the Examiner at the U.S. Patent and Trademark Office designated the action as “final”.  On November 29, 2000, Avid filed a Notice of Appeal of the Examiner’s rejections to the U.S. Patent and Trademark Office Board of Patent Appeals and Interferences.  There can be no assurance that the Company will prevail in the appeal by Avid or that the expense or other effects of the appeal, whether or not the Company prevails, will not have a material adverse effect on the Company’s business, operating results and financial condition.

(iii) On January 13, 1999 and January 28, 1999, Digital Origin and one of its former directors, Charles Berger, were named as defendants in two shareholder class action lawsuits against Splash Technology Holdings, Inc. (“Splash”), various directors and executives of Splash and certain selling shareholders of Splash.  The lawsuit alleges, among other things, that the defendants made or were responsible for material misstatements, and failed to disclose information concerning Splash’s business, finances and future business prospects in order to artificially inflate the price of Splash common stock.  The complaint does not identify any statements alleged to have been made by Charles Berger or Digital Origin.  The complaint further alleges that Digital Origin engaged in a scheme to artificially inflate the price of Splash common stock to reap an artificially large return on the sale of the common stock in order to pay off its debt.  Digital Origin and the former director vigorously deny all allegations of wrongdoing and intend to aggressively defend themselves in these matters. Defendant’s two initial motions to dismiss the action were granted with leave to amend, and plaintiffs have again amended the complaint.  Defendants have now filed their third motion to dismiss.

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

(vi) On May 9, 2001, a lawsuit was filed against the Company by the former shareholders of Wired, Inc., a company acquired by the Company in December 1999.  The complaint alleges fraud, negligent misrepresentation, breach of express and implied-in-fact contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty and violation of California business and professional code section 17200.  The complaint includes requests for compensatory and punitive damages, injunctive relief, and fees.  The Company intends to vigorously defend the lawsuit.

(vii) From time to time the Company is involved in other disputes and/or litigation encountered in its normal course of business.  The Company does not believe that the ultimate impact of the resolution of such other outstanding matters will have a material effect on the Company’s business, operating results or financial condition.

10.   Capitalized Software Development Costs

The Company capitalizes certain computer software development costs. Capitalization of costs commences upon establishing technological feasibility.  There were no capitalized costs at May 31, 2001.  Capitalized costs, net of accumulated amortization, were $29,000 as of November 30, 2000, and are included in other assets.  These costs are amortized on a straight-line basis over two years, which approximates the economic life of the product.

11.   Income Taxes

The Company has not provided for a tax provision in the first six months of fiscal 2001 due to the net loss incurred during the first six months of the fiscal year and its expectation for no taxable income for the year.

12.   Accrued Expenses

Accrued expenses at May 31, 2001 and November 30, 2000 consist of the following (in thousands):

	May 31,	November 30,
	2001	2000
Payroll, payroll taxes and other taxes	$2,600	$2,242
Accrued warranty	561	559
Accrued restructuring	150	528
Accrued inventory	615	763
Accrued legal and professional services	403	692
Accrued selling and marketing	335	301
Accrued earn-out payment	1,750	-
Accrued other	2,129	3,146
	$8,543	$8,231

13.   Comprehensive loss

The Company records items of comprehensive income or loss in accordance with SFAS No.130, Reporting Comprehensive Income, and presents such information in the statement of stockholders’ equity.  The components of accumulated other comprehensive loss are as follows (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2001	2000	2001	2000
Net loss	$(6,809)	$(2,116)	$(10,805)	$(3,535)

Cumulative translation adjustment	-	(3)	(11)	(2)
Unrealized holding gain (loss) on Available for sale securities	42	(20)	88	(123)

Total comprehensive loss	$(6,767)	$(2,139)	$(10,728)	$(3,660)

14.   Segment Information

The Company applies the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for public companies to report operating segment information in annual and interim financial statements.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.  The Company’s chief operating decision-making group is composed of the Chief Executive Officer and members of senior management.  The Company’s reportable operating segments are software Internet tools, services and digital video systems.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  Revenues are attributed to geographic areas based on where the customer is located.  Segment information for the three and six months ended May 31, 2001 and May 31, 2000 is as follows:

		Software	Digital
		Internet	Video
Three months ended May 31, 2001	Tools	Services	Systems	Corporate	Total
Net sales from external customers	$4,085	$2,308	$5,771	$-	$12,164
Gross profit	2,432	1,788	2,051	-	6,271
Depreciation and amortization	9	72	644	-	725
Interest income, net	-	-	-	97	97

Six months ended May 31, 2001
Net sales from external customers	$8,974	$4,840	$12,199	$-	$26,013
Gross profit	5,612	3,595	5,317	-	14,524
Depreciation and amortization	162	139	1,300	-	1,601
Interest income	$-	$-	$-	$203	$203

Three months ended May 31, 2000
Net sales from external customers	$9,744	$2,300	$8,533	$-	$20,577
Gross profit	5,715	1,939	4,565	-	12,219
Depreciation and amortization	157	21	709	-	887
Interest income, net	-	-	-	275	275

Six months ended May 31, 2000
Net sales from external customers	$17,139	$4,565	$16,793	$-	$38,497
Gross profit	9,950	3,933	8,720	-	22,603
Depreciation and amortization	308	39	1,424	-	1,771
Interest income	$-	$-	$-	$591	$591
Tax provision	$	$		$$30	$30

Interest income and income taxes are considered corporate level activities and are, therefore, not allocated to segments.  Management believes transfers between geographic areas are accounted for on an arms length basis.

Net sales by geographic area for the three and six months ended May 31, 2001and May 31, 2000 were as follows (in thousands):

	Three months ended
	May 31,	May 31,
	2001	2000
United States	$8,036	$12,754
United Kingdom, Sweden, Denmark and Norway	1,050	1,419
Germany, Austria and Switzerland	579	1,194
France, Spain and Benelux	610	2,126
Japan	589	782
Other foreign countries	1,300	2,302
	$12,164	$20,577

	Six months ended
	May 31,	May 31,
	2001	2000
United States	$17,494	$23,399
United Kingdom, Sweden, Denmark and Norway	2,272	2,905
Germany, Austria and Switzerland	1,131	2,738
France, Spain and Benelux	1,488	3,439
Japan	1,061	1,556
Other foreign countries	2,567	4,460
	$26,013	$38,497

Long-lived tangible assets by geographic area for the quarters ended May 31, 2001 and November 30, 2000 consist of the following (in thousands):

	May 31,	November 30,
	2001	2000
United States	$4,989	$5,718
United Kingdom	165	194
Germany	41	33
Italy	11	16
France	78	95
	$5,284	$6,056

15.   Restructuring Expense

             In the second quarter of fiscal 2001, the Company implemented a restructuring plan to reorganize the selling and marketing organizations and the shutdown of Streamriver.  The restructuring charge of $795,000 related to the elimination of approximately 49 employees across the following functions: research and development (11), selling and marketing (28), general and administrative (2) and Streamriver (8) and the write off of certain assets associated with Streamriver.   At May 31, 2001, approximately $150,000 of the accrued restructuring charge, consisting of severance-related costs, remained. The total cash impact of the restructuring was approximately $467,000, all of which will be paid by the end of the third quarter in fiscal 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

             Media 100 Inc., a Delaware corporation, (the “Company”) designs and sells software applications, systems (comprising software and hardware), and services (for encoding and hosting digital media) that allow Internet-based (“online”) and traditional broadcasters, corporate marketing professionals, and educators to create and deliver high-quality video programs as either traditional media or Internet-compatible streams (“streaming media).

             The Company recognizes revenue in accordance with Statement of Position, “Software Revenue Recognition” (SOP 97-2) as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with respect to Certain Transactions”.  Net sales are recognized following establishment of persuasive evidence of an arrangement, provided that the license fee is fixed and determinable, delivery of product has occurred via physical shipment or electronically, a determination has been made by management that collection is probable and the Company has no remaining obligations. Revenues under multiple element arrangements, which typically include products and maintenance sold together, are allocated to each element using the residual method in accordance with SOP 98-9.  Sales to certain resellers and distributors are subject to agreements allowing certain rights of return and price protection on unsold merchandise held by these resellers and distributors.  The Company provides for estimated returns and refunds at the time of shipment.  The Company recognizes maintenance revenue from the sale of post-contract support services ratably over the life of the contract.  Revenue from hosting services is recognized ratably over the term of the contract.  Revenue from encoding services is recognized as the services are performed using the percentage of completion method.  The Company has recently ceased the provision of hosting and encoding services.

Digital Origin Merger

             On May 9, 2000, the Company completed its merger with Digital Origin, Inc. (“Digital Origin”).  Under the terms of the agreement, Digital Origin’s shareholders and option holders received 0.5347 equivalent shares, or approximately 3.7 million Media 100 common shares, to effect the business combination.  The transaction has been accounted for as a pooling of interests. As a result, all periods presented and Management’s Discussion and Analysis of Financial Condition and Results of Operations have been restated to reflect the combined operations of the two companies.

             The Company also acquired Terran Interactive, Inc. (“Terran”) in fiscal 1999 and Wired, Inc. (“Wired”), J2 Digital Media, Inc. (“J2”), 21st Century LLC (“21st Century”) and certain strategic technology assets from Integrated Computing Engines, Inc. (“ICE”) in fiscal year 2000.  Each of these acquisitions was accounted for as a purchase pursuant to APB No. 16.  As a result, the operations of each acquired entity are reflected in the Company’s consolidated statement of operations from the date of acquisition.

Results of Operations

The following table shows certain consolidated statements of operations data as a percentage of net sales.

	Three months ended May 31,		Six months ended May 31,
	2001	2000	2001	2000
Net sales:
Products	81.0%	88.8%	81.4%	88.1%
Services	19.0	11.2	18.6	11.9
Total net sales	100.0	100.0	100.0	100.0
Cost of sales	48.4	40.6	44.2	41.3
Gross profit	51.6	59.4	55.8	58.7
Operating expenses:
Research and development	33.5	19.2	30.6	19.8
Selling and marketing	40.3	26.8	37.6	27.6
General and administrative	11.8	11.7	12.8	12.9
Amortization and write-down of acquisition-related intangible assets	11.1	2.7	12.9	2.2
Acquired in-process research and development	-	-	-	1.2
Restructuring charge	6.5	-	3.1
Merger related costs	-	9.8	-	5.2
Total operating expenses	103.3	70.3	97.0	68.9
Operating loss	(51.8)	(10.9)	(41.2)	(10.2)
Interest income, net	0.8	1.3	0.8	1.5
Other income (expense), net	(5.0)	(0.7)	(1.1)	(0.4)
Loss before tax provision	(56.0)	(10.3)	(41.5)	(9.1)
Tax provision	-	-	-	0.1
Net loss	(56.0)%	(10.3)%	(41.5)%	(9.2)%

Comparison of Second Fiscal Quarter of 2001 to Second Fiscal Quarter of 2000

             Net sales.  Total net sales for the second fiscal quarter ended May 31, 2001 decreased 40.9% to $12.2 million from $20.6 million for the second quarter of fiscal 2000.  Net sales from products for the second fiscal quarter ended May 31, 2001 decreased 46.1% to $9.9 million from $18.3 million for fiscal 2000.  The decrease in net sales from products is due to a number of factors including lower unit sales and average selling prices for our digital video systems ($4.3 million), lower sales of software editing products acquired through the merger with Digital Origin, Inc. ($3.1 million), lower sales of the accelerated version of Cleaner, named Powersuite, and other third party products ($1.5 million), and lower sales of the MPEG-based products acquired in the acquisition of Wired, Inc. ($.6 million).  Net sales from products acquired from Integrated Computing Engines, Inc. in August 2000 totaled $1.0 million in the second quarter of fiscal 2001 versus $0 for the second quarter of fiscal 2000.  Net sales of software Internet tools for the second quarter ended May 31, 2001 decreased 58.2% to $4.1 million from $9.8 million for the second quarter of fiscal 2000.  Of the $5.7 million decrease in net sales of software Internet tools, $3.1 million was due to a reduction in sales of products acquired as part of the merger with Digital Origin, Inc.  We anticipate this trend of lower year-over-year net sales to continue for the remainder of this year.  Net sales of digital video systems for the second quarter ended May 31, 2001 decreased 31.8% to $5.8 million from $8.5 million for the second quarter of fiscal 2000.  We attribute the decrease in sales to lower units and average selling prices of our digital video systems due to increased competition and lower demand and anticipate this trend in lower year-over-year sales will continue for the remainder of fiscal 2001.  Net sales from services for the second fiscal quarter ended May 31, 2001 were $2.3 million, flat with the second quarter of fiscal 2000.   During the second quarter of fiscal 2001, we closed our encoding and hosting services division, named Streamriver, and sold certain assets related to the business.   Net sales from Streamriver were $0.1 million in the second quarter of fiscal 2001 and 2000.

             Gross profit.  Gross profit decreased 48.7% to $6.3 million in the second fiscal quarter of 2001 from $12.2 million in the second quarter of fiscal 2000.  Overall gross profit as a percentage of net sales decreased to 51.6% in the second fiscal quarter of 2001 from 59.4% in the second quarter of fiscal 2000.  Specifically, gross profit as a percentage of net product sales decreased to 45.5% in the second fiscal quarter of 2001 from 56.2% in the second quarter of fiscal 2000, while gross profit as a percentage of net sales of services decreased to 77.5% in the second fiscal quarter of 2001 from 84.3% in the second quarter of fiscal 2000.  The percentage decrease in services resulted from increased costs related to encoding and hosting services.  Gross profit as a percentage of net product sales decreased due to lower average selling prices for our digital video systems.  We currently forecast overall gross profit as a percentage of net sales will be relatively stable over the next several quarters, however, due to uncertainty regarding the level of sales and potential fluctuations in the mix of products sold, gross profit as a percentage of net sales may vary from one quarter to another.

             Research and development.  Research and development expenses increased 3.0% to $4.1 million in the second fiscal quarter of 2001 from $4.0 million in the second quarter of fiscal 2000.  Research and development expenses consist primarily of salaries and related benefits, consultants, outside services, occupancy and depreciation. At this time, we anticipate research and development expenses will remain relatively stable, in dollar terms, over the next several quarters as we continue to develop new products and maintain existing products.

             Selling and marketing.  Selling and marketing expenses decreased 11.1% to $4.9 million in the second fiscal quarter of 2001 from $5.5 million in the second quarter of fiscal 2000.  Selling expenses consist primarily of salaries and related benefits, commissions, travel, occupancy and depreciation.  Marketing expenses consist primarily of salaries and related benefits, trade shows, seminars, advertising, sales literature and lead generation activities.  The decrease in selling and marketing expenses resulted primarily from reduced marketing expenses including salaries and related benefits, advertising and lead generation activities.  We currently anticipates that our selling and marketing expenses will decrease over the next several quarters due to the closing of Streamriver and more generally we intend to take action to decrease our other selling and marketing expenses to be more in line with our forecasted lower level of sales.

             General and administrative.  General and administrative expenses decreased 40.6% to $1.4 million in the second fiscal quarter of 2001 from $2.4 million in the second quarter of fiscal 2000.  General and administrative expenses include the cost of human resources, finance, information technology, legal and other administrative functions of the Company.  The decrease in general and administrative expenses resulted primarily from lower employee, employee-related and legal expenses.  We currently anticipates that our general and administrative expenses will decrease over the next several quarters as we reduce our expense structure and reduce our general and administrative expenses to be more in line with our forecasted lower level of sales.

             As a result of the merger with Digital Origin, Inc. on May 9, 2000, we assumed a significant allowance for doubtful accounts balance of $3,803,000 related to several old, uncollected amounts owed to Digital Origin, Inc.   As of November 30, 2000, the allowance for doubtful accounts totaled $3,812,000, of which $3,401,000 relates to Digital Origin.  As of May 31, 2001, our allowance for doubtful accounts totals $2,945,000 of which $2,458,000 relates to Digital Origin.  During the second quarter of 2001, we wrote-down $213,000 of the remaining balance against the allowance for doubtful accounts.  One account represents approximately $2.2 million of the allowance account and is awaiting resolution in pending litigation (See Note 9).

             Amortization and write-down of acquisition-related intangible assets.  We recorded an expense for the amortization and write-down of acquisition-related intangible assets of $1.4 million in the second fiscal quarter of 2001 compared to $.6 million in the second quarter of fiscal 2000.  Included in the $1.4 million was amortization expense associated with acquisitions that took place subsequent to Q2 2000 and contingent purchase price associated with the Terran acquisition.

             Restructuring charge.  During the second fiscal quarter of 2001, we recorded a restructuring charge of $795,000 in connection with a reorganization of the selling and marketing organizations that resulted in severance payments to terminated employees and the closing of Streamriver.  There was no similar expense recorded in the second fiscal quarter of 2000.

             Interest income, net.  Interest income decreased 64.7% to $.1 million in the second fiscal quarter of 2001 from $.3 million in the second quarter of fiscal 2000.  The decrease in interest income is due to lower cash and cash equivalent balances in fiscal 2001 versus 2000.  During fiscal 2000, we purchased several companies utilizing our existing cash and cash equivalents to pay for these acquisitions.  We currently anticipates interest income will decline in fiscal 2001 versus 2000 due to lower cash balances.

             Other income (expense), net.  Other expense was $.6 million in the second fiscal quarter of 2001 compared to other expense of $.02 million in the second quarter of fiscal 2000.  The increase is due to foreign exchange losses on intercompany transactions with our foreign subsidiaries.

             Tax provision. We did not provide for a tax provision in the second fiscal quarter of 2001 due to the net loss incurred during the quarter and our expectation of no taxable income for the year.

             Net loss.  As a result of the above factors, we had a loss for the second fiscal quarter of 2001 in the amount of ($6.8) million, or ($0.55) per share, compared to a net loss of ($2.1) million, or ($0.18) per share, in the second quarter of fiscal 2000.

Comparison of First Six Months of Fiscal 2001 to First Six Months of Fiscal 2000

             Net sales.  Total net sales for the first six months ended May 31, 2001 decreased 32.4% to $26.0 million from $38.5 million for the first six months of fiscal 2000.  Net sales from products for the first six months ended May 31, 2001 decreased 37.6% to $21.2 million from $33.9 million for fiscal 2000.  The decrease in net sales from products is due to a number of factors including lower unit sales and average selling prices for our digital video systems ($6.1 million), lower sales of software editing products acquired through the merger with Digital Origin, Inc. ($5.2 million), lower sales of the accelerated version of Cleaner, named Powersuite, and other third party products ($1.8 million), and lower sales of the MPEG-based products acquired in the acquisition of Wired, Inc.  Net sales from products acquired from Integrated Computing Engines, Inc. in August 2000 totaled $2.1 million in the first six months of fiscal 2001 versus $0 for the first six months of fiscal 2000.  Net sales of software Internet tools for the first six months ended May 31, 2001 decreased 47.4% to $9.0 million from $17.1 million for the first six months of fiscal 2000.  Of the $8.1 million decrease in net sales of software Internet tools, $5.2 million was due to a reduction in sales of products acquired as part of the merger with Digital Origin, Inc.  We anticipate this trend of lower year-over-year net sales to continue for the remainder of this year.  Net sales of digital video systems for first six months ended May 31, 2001 decreased 27.4% to $12.2 million from $16.8 million for the first six months of fiscal 2000.  We attribute the decrease in sales to lower unit sales and average selling prices of our digital video systems due to increased competition and lower demand and anticipate this trend in lower year-over-year sales will continue for the remainder of fiscal 2001.  Net sales from services for first six months ended May 31, 2001 were $4.8 million, an increase of $.2 million from the first six months of fiscal 2000.    During the second quarter of fiscal 2001, we closed our encoding and hosting services division, named Streamriver, and sold certain assets related to the business.   Net sales from Streamriver were $0.3 million in the first six months of fiscal 2001.

             Gross profit.  Gross profit decreased 35.7% to $14.5 million in the first six months of 2001 from $22.6 million in first six months of fiscal 2000.  Overall gross profit as a percentage of net sales decreased to 55.8% in the first six months of 2001 from 58.7% in the first six months of fiscal 2000.  Specifically, gross profit as a percentage of net product sales decreased to 51.6% in the first six months of 2001 from 55.0% in the first six months of fiscal 2000, while gross profit as a percentage of net sales of services decreased to 74.3% in the first six months of 2001 from 86.2% in the first six months of fiscal 2000.  The percentage decrease in services resulted from increased costs related to encoding and hosting services.  Gross profit as a percentage of net product sales decreased due to lower average selling prices for our digital video systems.  We currently forecast overall gross profit as a percentage of net sales will be relatively stable over the next several quarters, however, due to uncertainty regarding the level of sales and potential fluctuations in the mix of products sold, gross profit as a percentage of net sales may vary from one quarter to another.

             Research and development.  Research and development expenses increased 4.6% to $8.0 million in the first six months of 2001 from $7.6 million in the first six months of fiscal 2000.  Research and development expenses consist primarily of salaries and related benefits, consultants, outside services, occupancy and depreciation. At this time, we anticipate research and development expenses will remain relatively stable, in dollar terms, over the next several quarters as we continue to develop new products and maintain existing products.

             Selling and marketing.  Selling and marketing expenses decreased 8.1% to $9.8 million in the first six months of fiscal 2001 from $10.6 million in the first six months of fiscal 2000.  Selling expenses consist primarily of salaries and related benefits, commissions, travel, occupancy and depreciation.  Marketing expenses consist primarily of salaries and related benefits, trade shows, seminars, advertising, sales literature and lead generation activities.  The decrease in selling and marketing expenses resulted primarily from reduced marketing expenses including salaries and related benefits, advertising and lead generation activities.  We currently anticipates that our selling and marketing expenses will decrease over the next several quarters due to the closing of Streamriver and more generally we intend to take actions to decrease our other selling and marketing expenses to be more in line with our forecasted lower level of sales.

             General and administrative.  General and administrative expenses decreased 32.7% to $3.3 million in the first six months of fiscal 2001 from $5.0 million in first six months of fiscal 2000.  General and administrative expenses include the cost of human resources, finance, information technology, legal and other administrative functions of the Company.  The decrease in general and administrative expenses resulted primarily from lower employee, employee-related and legal expenses.  We currently anticipates that our general and administrative expenses will decrease over the next several quarters as we reduce our expense structure and reduce our general and administrative expenses to be more in line with our forecasted lower level of sales.

             As a result of the merger with Digital Origin, Inc. on May 9, 2000, we assumed a significant allowance for doubtful accounts balance of $3,803,000 related to several old, uncollected amounts owed to Digital Origin, Inc.   As of November 30, 2000, the allowance for doubtful accounts totaled $3,812,000, of which $3,401,000 relates to Digital Origin.  As of May 31, 2001, our allowance for doubtful accounts totals $2,945,000 of which $2,458,000 relates to Digital Origin.  During the second quarter of 2001, we wrote-down $213,000 of the remaining balance against the allowance for doubtful accounts.  One account represents approximately $2.2 million of the allowance account and is awaiting resolution in pending litigation (See Note 9).

             Amortization and write-down of acquisition-related intangible assets.  We recorded an expense for the amortization and write-down of acquisition-related intangible assets of $3.4 million in the first six months of fiscal 2001 compared to $.8 million in the first six months of fiscal 2000.  Included in the $3.4 million was amortization expense associated with acquisitions that took place subsequent to Q2 2000, contingent purchase price associated with the Terran acquisition and a write-down of goodwill of $.9 million related to the acquisitions of 21st Century Media LLC and J2 Digital Media, Inc.  These two acquisitions were combined to form Streamriver, which was launched in June 2000.  During the first quarter of fiscal 2001, the goodwill from these two acquisitions was determined to be impaired due to continued operating losses in Streamriver and the uncertainty surrounding our ability to recover the goodwill through future cash flows.  During the second quarter of fiscal 2001, we closed Streamriver and sold some of the assets related to the business.

             Restructuring charge.  During the first six months of fiscal 2001, we recorded a restructuring charge of $795,000 in connection with a reorganization of the selling and marketing organizations that resulted in severance payments to terminated employees and the closing of Streamriver.  There was no similar expense recorded in the first six months of fiscal 2000.

             Interest income, net.  Interest income decreased 65.7% to $.2 million in the first six months of fiscal 2001 from $.6 million in the first six months of fiscal 2000.  The decrease in interest income is due to lower cash and cash equivalent balances in fiscal 2001 versus 2000.  During fiscal 2000, we purchased several companies utilizing our existing cash and cash equivalents to pay for these acquisitions.  We currently anticipate interest income will decline in fiscal 2001 versus 2000 due to lower cash balances.

             Other income (expense), net.  Other expense was $.3 million in the first six months of fiscal 2001 compared to other expense of $.02 million in the first six months of fiscal 2000.  The increase is due to foreign exchange losses on intercompany transactions with our foreign subsidiaries.

             Tax provision. We did not provide for a tax provision in the first six months of fiscal 2001 due to the net loss incurred during the period and our expectation of no taxable income for the year.

Net loss.  As a result of the above factors, we had a loss for the first six months of fiscal 2001 in the amount of ($10.8) million, or ($0.88) per share, compared to a net loss of ($3.5) million, or ($0.30) per share, in the first six months of fiscal 2000.Comparison of First Fiscal Quarter of 2001 to First Fiscal Quarter of 2000

Liquidity and Capital Resources

             We have funded our operations to date primarily from public offerings of equity securities and cash flows from operations.  As of May 31, 2001, the Company’s principal sources of liquidity included cash and cash equivalents and marketable securities totaling approximately $9.7 million.

             For the six months ended May 31, 2001, cash used in operating activities was approximately $5,997,000 compared to approximately $4,177,000 for the same period a year ago.  The Company incurred a net loss of $10,805,000 offset by significant non-cash items, including depreciation and amortization, in the amount of $4,961,000.   A significant portion of the cash used in operating activities is attributable to a significant reduction in accounts payable of $1,638,000.  Accounts receivable provided cash in operating activities in the amount of $2,774,000 due to the timing of sales in the quarter and the subsequent collection of those sales, which resulted in days sales outstanding of 45.   Inventory provided cash in operating activities in the amount of $848,000 during the first six months of fiscal 2001, compared with inventory utilizing cash in operating activities of $2,615,000 in the year ago period.

             Net cash provided by investing activities was approximately $3,865,000 during the six months of fiscal 2001, compared to cash used in investing activities of approximately $2,645,000 for the same period a year ago.  Cash provided by investing activities during the first six months of fiscal 2001 consisted of net proceeds from the sale of marketable securities.  The proceeds from the sales of marketable securities was used to fund purchases of equipment and working capital needs due to the net loss incurred the first six months of fiscal 2001.

             Cash used in financing activities during the first six months of fiscal 2001 was approximately $1,345,000, compared to cash provided by financing activities of $3,770,000 for the same period a year ago.  Cash used in financing activities resulted from the non-recurring payment of an acquisition-related note payable in the amount of $1,492,000, offset by $225,000 from proceeds from the issuance of common stock pursuant to stock plans.  The reduction in cash provided by financing activities that came from proceeds from the issuance of common stock pursuant to stock plans is due to a significantly lower price for the Company’s common stock in the first six months of fiscal 2001 versus the same period a year ago.  Given the recent reduced price of the Company’s common stock, we do not currently expect cash provided by proceeds from the issuance of common stock pursuant to stock plans to be a significant source of liquidity in fiscal 2001.

             As of May 31, 2001, the Company’s principal sources of liquidity included cash and marketable securities.  The Company believes that its current cash, marketable securities and cash provided by future operations will be sufficient to meet the Company’s working capital and anticipated capital expenditures requirements for at least the next twelve months.  Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, its operating and investing activities may require significant cash.  Consequently, any such future growth may require the Company to obtain additional equity or debt financing.  In addition, we may consider the sale of certain assets to raise capital.

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

Merger and Acquisition Related Risks.  During fiscal year ended November 30, 2000, we completed the merger with Digital Origin and the acquisitions of Wired, 21st Century, and J2. In addition, we completed the acquisition of certain assets of ICE.  Our business and results of operations could be materially adversely affected in the event we fail to complete publicly announced acquisitions or to successfully integrate the business and operations of the merger or the acquisitions.  In the future, we may continue to acquire or merge with existing businesses, products, and technologies to enhance and expand our line of products.  Such mergers and acquisitions may be material in size and in scope.  There can be no assurance that we will be able to identify, acquire, or profitably manage additional business or successfully integrate any acquired businesses into our business without substantial expenses, delays, or other operational or financial problems.  Acquisitions involve a number of special risks and factors, including increasing competition for attractive acquisition candidates in our markets, the technological enhancement and incorporation of acquired products into existing product lines and services, the assimilation of the operations and personnel of the acquired companies, failure to retain key acquired personnel, adverse short-term effects on reported operating results, the amortization of acquired intangible assets, the assumption of undisclosed liabilities of any acquired companies, the failure to achieve anticipated benefits such as cost savings and synergies, as well as the diversion of management’s attention during the acquisition and integration process.  We may not be able to operate the acquired businesses properly and may not be able to successfully recover amounts paid for such businesses.  Some or all of these special risks and factors may have a material adverse impact on our business, operating results, and financial condition and, as a result, may negatively affect the market price of our common stock.

             Similarly, we may determine to dispose of assets, either assets we have historically used in the business or that we have acquired.  Our business and results of operations could materially change depending on whether or not we are able to dispose of assets in an advantageous manner.  In addition to obtaining an advantageous price for the assets to be disposed of, dispositions involve a number of special risks and factors, including searching for appropriate acquirers; managing the effect of the on existing and proposed product lines and services, the divestiture of operations and personnel of the acquired companies, adverse short-term effects on reported operating results, potential post-divestiture indemnification or liability for liabilities of divested operations, as well as the diversion of management’s attention during the disposition process.  Some or all of these special risks and factors may have a material adverse impact on our business, operating results, and financial condition and, as a result, may negatively affect the market price of our common stock.

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

Dependence on and competition with Apple Computer, Inc.  As a competitor, Apple Computer, Inc. (“Apple”) could, in the future, inhibits our ability to develop our products that operate on the Macintosh platform.  Additionally, new products and enhancements to existing products from Apple such as Final Cut Pro could cause customers to delay purchases of our products or alter their purchase decision altogether.  Furthermore, as the sole supplier of Macintosh computers, any disruption in the availability of these computers could cause customers to defer or alter their purchase of our products.  We rely on access to key information from Apple to continue development of our products and any failure to continue supplying our engineers with this information could have a material adverse affect on our business and financial results and negatively affect the price of our common stock.

Dependence on Microsoft Corporation.  Many of our products operate in the Windows environment and our engineers depend upon access to information in advance from Microsoft Corporation (“Microsoft”).  Any failure to continue supplying our engineers with this information could have a material adverse affect on our business and financial results and negatively affect the price of our common stock.

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

Risks of Third-Party Claims of Infringement.  There has been substantial industry litigation regarding patent, trademark and other intellectual property rights involving technology companies.  In the future, litigation may be necessary to enforce any patents issued to us or to enforce trade secrets, trademarks and other intellectual property rights owned by us, to defend ourselves against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others.  For a description of certain pending litigation instituted against the Company, see Item 1, Legal Proceedings of Part II, Other Information and Note 9 to the Consolidated Financial Statements included herein.  Any such litigation could be costly and a diversion of management’s attention, which could adversely affect our business and operating results and our financial condition.  Adverse determinations in any such litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from manufacturing or selling our products, any of which could adversely affect our business and operating results and our financial condition.

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

History of Losses.  We have incurred substantial operating losses during the current year and in each of the past five fiscal years.  We incurred operating losses of approximately $10.7 million for the first six months of fiscal 2001 and $10.9 million, $2.0 million, $13.9 million, $27.2 million and $16.0 million for fiscal 2000, 1999, 1998, 1997 and 1996, respectively.  As of May 31, 2001, we had an accumulated deficit of approximately $200.2 million.  Over the past three years we have significantly increased our research and development expenses as a percentage of total sales and we plan to continue to invest in new technology, and as a result, we may incur operating losses in future periods.  We will need to generate increases in our current sales levels to achieve profitability and we may not be able to do so.  If our sales grow more slowly than we anticipate or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenue, our business will be significantly and adversely affected.  Our failure to achieve profitability or achieve the level of profitability expected by investors and securities analysts may adversely affect the market price of our common stock.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.  The Company is not a party to any derivative financial instruments or other financial instruments for which the fair value disclosure or accounting would be required under Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities ( SFAS No. 133).  All of the Company’s investments are in short-term, investment grade commercial paper, certificates of deposit and U.S. Government and agency securities that are carried at fair value on the Company’s books.  Accordingly, the Company believes that the market risk of such investments is minimal.

Primary Market Risk Exposures.  The Company’s primary market risk exposures are in the area of interest rate risk and foreign currency exchange rate risk.  The Company’s investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.  The Company’s business in Europe is conducted in local currency.  In Asia, business is conducted in U.S. currency.  The Company has no foreign exchange contracts, option contracts or other foreign hedging arrangements.  However, the Company estimates that any market risk associated with its foreign operations is not significant and is unlikely to have a material adverse effect on the Company’s business, results of operations, or financial condition.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

i) On June 7, 1995, a lawsuit was filed against the Company by Avid Technology, Inc. (“Avid”) in the United States District Court for the District of Massachusetts.  The complaint generally alleges patent infringement by the Company arising from the manufacture, sale, and use of the Company's Media 100 products.  The complaint includes requests for injunctive relief, treble damages, interest, costs and fees.  In July 1995, the Company filed an answer and counterclaim denying any infringement and asserting that the Avid patent in question is invalid. The Company intends to vigorously defend the lawsuit. In addition, Avid is seeking reissue of the patent, including claims that it asserts are broader than in the existing patent, and these reissue proceedings remain pending before the U.S. Patent and Trademark Office.  On January 16, 1998, the court dismissed the lawsuit without prejudice to either party moving to restore it to the docket upon completion of all matters pending before the U.S. Patent and Trademark Office.

On August 16, 2000, the U.S. Patent and Trademark Office issued an Office Action rejecting all of the claims made by Avid in their latest request for reexamination of the patent related to the aforementioned lawsuit.  In addition, the Examiner at the U.S. Patent and Trademark Office designated the action as “final”.  On November 29, 2000, Avid filed a Notice of Appeal of the Examiner’s rejections to the U.S. Patent and Trademark Office Board of Patent Appeals and Interferences.  There can be no assurance that the Company will prevail in the appeal by Avid or that the expense or other effects of the appeal, whether or not the Company prevails, will not have a material adverse effect on the Company’s business, operating results and financial condition.

(ii) On January 13, 1999 and January 28, 1999, Digital Origin and one of its former directors, Charles Berger, were named as defendants in two shareholder class action lawsuits against Splash Technology Holdings, Inc. (“Splash”), various directors and executives of Splash and certain selling shareholders of Splash.  The lawsuit alleges, among other things, that the defendants made or were responsible for material misstatements, and failed to disclose information concerning Splash’s business, finances and future business prospects in order to artificially inflate the price of Splash common stock.  The complaint does not identify any statements alleged to have been made by Charles Berger or Digital Origin.  The complaint further alleges that Digital Origin engaged in a scheme to artificially inflate the price of Splash common stock to reap an artificially large return on the sale of the common stock in order to pay off its debt.  Digital Origin and the former director vigorously deny all allegations of wrongdoing and intend to aggressively defend themselves in these matters. Defendant’s two initial motions to dismiss the action were granted with leave to amend, and plaintiffs have again amended the complaint.  Defendants have now filed their third motion to dismiss.

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

(vi) On May 9, 2001, a lawsuit was filed against the Company by Wired, a California general partnership, in the Santa Clara County Superior Court.  The complaint alleges fraud, negligent misrepresentation, breach of express and implied-in-fact contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty and violation of California business and professional code section 17200.  The complaint includes requests for compensatory and punitive damages, injunctive relief, and fees.  The Company intends to vigorously defend the lawsuit.

(v) From time to time the Company is involved in other disputes and/or litigation encountered in its normal course of business.  The Company does not believe that the ultimate impact of the resolution of such other outstanding matters will have a material effect on the Company’s business, operating results or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held an annual meeting of stockholders on June 12, 2001, at which the stockholders approved the following proposals by the number of shares of Common Stock voted below:

Proposal

(1) Election of Directors	Number of Shares
	Voted For	Against
John A. Molinari	10,920,348	35,181
Maurice L. Castonguay	10,847,404	108,125
Carl Rosendahl	10,758,789	196,740
Paul J. Severino	10,920,740	34,789

	Number of Shares
(2)	Voted For	Voted Against	Abstained
Increase the number of shares of Common Stock Authorized for issuance under the 1986 Employee Stock Purchase Plan by 500,000 shares to 1,700,000	10,153,937	313,661	487,931

Item 6. Exhibits and Reports on Form 8-K

a)  Exhibits

Exhibits required as part of this Quarterly Report on Form 10-Q are listed in the exhibit index on page 28.

b)  Reports on Form 8-K

There were no reports on Form 8-K during the quarter ended May 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Media 100 Inc.

Date:	July 16, 2001	By:	/s/ Steven D. Shea
Steven D. Shea
Chief Financial Officer
Treasurer

EXHIBIT INDEX

Number	Description

10.2	1986 Employee Stock Purchase Plan, as amended through June 12, 2001.

10.3	Key Employee Incentive Plan (1992), as amended through June 12, 2001.