Form 10-Q
period 2001-08-31
MEDIA 100 INC
filed 2001-10-15
CIK 713138

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended:       August 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From                        To

Commission File Number:  0-14779

MEDIA 100 INC.

(Exact name of registrant as specified in its charter)

DELAWARE	04-2532613

(State or other jurisdiction of organization or incorporation)	(I.R.S. Employer Identification Number)

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

                                                     Yes       ☒                       No        ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	12,545,325 shares

Class	Outstanding at September 30, 2001

MEDIA 100 INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
MEDIA 100 INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	August 31,	November 30,
	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$6,438	$11,987
Marketable securities	245	5,674
Accounts receivable, net of allowance for doubtful accounts of $629 in 2001 and $411 in 2000	3,775	6,321
Inventories	1,649	3,789
Prepaid expenses and other current assets	830	1,180
Net assets from discontinued operations (Note 16)	3,888	5,582

Total current assets	16,825	34,533

Property and equipment, net	4,433	5,616
Intangible assets, net	2,464	4,908
Other assets, net	1,131	1,245

Total assets	$24,853	$46,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,699	$4,561
Accrued expenses	6,401	7,142
Note payable	-	1,492
Deferred revenue	4,304	5,272

Total current liabilities	12,404	18,467

Contingencies (Note 9)

Stockholders' equity:
Preferred stock	-	-
Common stock	128	123
Capital in excess of par value	217,681	217,182
Treasury stock	(78)	-
Accumulated deficit	(205,203)	(189,380)
Accumulated other comprehensive loss	(79)	(90)

Total stockholders' equity	12,449	27,835

Total liabilities and stockholders' equity	$24,853	$46,302

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA 100 INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,

	2001	2000	2001	2000

Net sales:
Products	$5,993	$9,839	$19,087	$28,549
Services	2,066	2,703	6,906	7,268

Total net sales	8,059	12,542	25,993	35,817

Cost of sales	4,582	5,381	13,304	15,162

Gross profit	3,477	7,161	12,689	20,655

Operating expenses:
Research and development	2,690	2,932	8,056	8,221
Selling and marketing	2,585	3,264	9,818	9,823
General and administrative	1,923	1,069	4,594	3,124
Amortization and write-down of acquisition-related intangible assets	480	303	2,420	668
Acquired in-process research and development	-	-	-	470
Restructuring charge	310	-	878	-

Total operating expenses	7,988	7,568	25,766	22,306

Operating loss	(4,511)	(407)	(13,077)	(1,651)

Interest income, net	50	260	221	809
Other income (expense), net	464	(328)	200	(646)

Loss from continuing operations before tax provision	(3,997)	(475)	(12,656)	(1,488)
Tax provision	-	-	-	30

Loss from continuing operations	(3,997)	(475)	(12,656)	(1,518)

Discontinued Operations (Note 16):
Income (loss) from discontinued operations	(1,021)	752	(3,167)	(1,740)

Net (loss) income	$(5,018)	$277	$(15,823)	$(3,258)

Basic net (loss) income per share:
Continuing operations	$(0.32)	$(0.04)	$(1.02)	$(0.13)

Discontinued operations	$(0.08)	$0.06	$(0.26)	$(0.15)

Total	$(0.40)	$0.02	$(1.28)	$(0.28)

Diluted net (loss) income per share:
Continuing operations	$(0.32)	$(0.04)	$(1.02)	$(0.13)

Discontinued operations	$(0.08)	$0.06	$(0.26)	$(0.15)

Total	$(0.40)	$0.02	$(1.28)	$(0.28)

Weighted average common shares outstanding:
Basic	12,415	12,136	12,369	11,916

Diluted	12,415	13,167	12,369	11,916

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA 100 INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended August 31,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,823)	$(3,258)
Loss from discontinued operations	3,167	1,740
Loss from continuing operations	(12,656)	(1,518)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,067	2,189
Non-cash interest expense	-	70
Acquired in-process research and development	-	470
Amortization and write-down of acquisition-related intangible assets	2,420	669
Gain on sale of marketable securities	9	15
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	2,546	(1,659)
Inventories	2,140	(2,396)
Prepaid expenses and other current assets	350	(373)
Accounts payable	(2,862)	(35)
Accrued expenses	(741)	865
Deferred revenue	(968)	168

Net cash used in operating activities	(7,695)	(1,535)

Net cash used in discontinued operations	(1,473)	(8,148)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Wired, Inc., net of cash acquired	-	(1,487)
Acquisition of 21st Century Media Inc., net of cash acquired	-	(481)
Acquisition of J2 Digital Media Inc., net of cash acquired	-	(152)
Acquisition of certain assets of Integrated Computing Engines, Inc.	-	(1,797)
Purchases of property and equipment	(768)	(895)
Other assets	114	(1,225)
Purchase of intangible assets	(91)	(227)
Net proceeds from sales of marketable securities	5,419	5,405

Net cash provided by (used in) investing activities	4,674	(859)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of note payable	(1,492)	-
Proceeds from issuance of common stock pursuant to stock plans	504	4,472
Purchase of treasury stock	(78)	-

Net cash (used in) provided by financing activities	$(1,066)	$4,472

EFFECT OF EXCHANGE RATE CHANGES ON CASH	11	-

NET DECREASE INCREASE IN CASH AND CASH EQUIVALENTS	$(5,549)	$(6,070)

CASH AND CASH EQUIVALENTS, beginning of period	11,987	13,858

CASH AND CASH EQUIVALENTS, end of period	$6,438	$7,788

	Nine Months Ended August 31,

	2001	2000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash (received) paid for income taxes	$(42)	$13

OTHER TRANSACTIONS NOT USING CASH:
Change in value of marketable securities	$(44)	$27

	Nine Months Ended August 31,

	2001	2000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

In connection with the acquisition of Wired, Inc., the following non-cash transaction occurred:
Fair value of assets acquired	$-	$3,180
Cash paid for acquisition and acquisition costs	-	1,487

Note payable and liabilities assumed	$-	$1,693

In connection with the acquisition of 21st Century Media, LLC, the following non-cash transaction occurred:
Fair value of assets acquired	$-	$1,130
Cash paid for acquisition and acquisition costs	-	481

Common stock issued and liabilities assumed	$-	$649

In connection with the acquisition of J2 Digital Media , Inc. the following non-cash transaction occurred:
Fair value of assets acquired	$-	$280
Cash paid for acquisition and acquisition costs	-	152

Common stock issued and liabilities assumed	$-	$128

In connection with the acquisition of certain assets of Integrated Computing Engines, Inc. the following non-cash transaction occurred:
Fair value of assets acquired	$-	$2,775
Cash paid for acquisition and acquisition costs	-	1,797

Common stock issued and liabilities assumed	$-	$978

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

The Company’s preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The Company designs and sells systems (comprising software and hardware) and services that allow Internet-based (“online”) and traditional broadcasters, corporate marketing professionals and educators to create and deliver high-quality video programs as either traditional media or Internet-compatible streams (“streaming media”). On August 29, 2001, the Company signed an agreement to sell its software product line to Autodesk, Inc. for $16 million in cash.   As a result of this transaction, the assets of the software product line to be discontinued consisting primarily of accounts receivable, inventory, equipment, intangible assets, and income taxes payable have been separately classified in the accompanying balance sheet at August 31, 2001.  The November 30, 2000 balance sheet has been restated to conform to the current year’s presentation. The disposal date was October 5, 2001. The Company’s software product line consisted of products acquired in the Terran acquisition and the merger with Digital Origin.

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

3.  Reclassifications

Certain amounts in the prior period’s financial statements have been reclassified to conform to the current period’s presentation.

4.  Cash Equivalents and Marketable Securities

Cash equivalents are carried at cost, which approximates market value, and have original maturities of less than three months.  Cash equivalents include money market accounts and repurchase agreements with overnight maturities. Approximately $0.2 million of the cash and cash equivalents were restricted under various letters of credit at August 31, 2001.

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

Marketable securities held as of August 31, 2001 and November 30, 2000 consist of the following (in thousands):

Investments available for sale:	Maturity	August 31,	November 30,
		2001	2000

U.S. Treasury Notes	less than 1 year	$-	$509
U.S. Treasury Notes	1 - 5 years	-	2,030

Total U.S. Treasury Notes	-	-	2,539

U.S. Agency Bonds	less than 1 year	-	507

Total U.S. Agency Bonds	-	-	507

Money Market Instruments	less than 1 year	-	1,044

Corporate Obligations	less than 1 year	-	1,116
Corporate Obligations	1 - 5 years	245	1,512

Total Corporate Obligations		245	2,628

Total investments available for sale		245	6,718
Less: cash and cash equivalents		-	(1,044)

Total marketable securities		$245	$5,674

Marketable securities had a cost of  $245 and $5,718, and a market value of $245 and $5,674 at August 31, 2001 and November 30, 2000, respectively. To adjust the carrying amount of the November 30, 2000 marketable securities portfolio to market value, unrealized losses have been reflected as a component of accumulated other comprehensive loss in stockholders’ equity pursuant to the provisions of SFAS No. 115.

5.  Inventories

Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following (in thousands):

	August 31,	November 30,
	2001	2000

Raw materials	$1,202	$2,597
Work-in-process	232	662
Finished goods	215	530

	$1,649	$3,789

Work-in-process and finished goods inventories include material, labor and manufacturing overhead. Management performs periodic reviews of inventory and disposes of items not required by their manufacturing plan.

6. Property and Equipment, net

Property and equipment, net, is stated at cost, less accumulated depreciation and amortization, and consists of the following (in thousands):

	August 31,	November 30,
	2001	2000

Machinery and equipment	$13,564	$12,894
Purchased software	6,037	6,037
Furniture and fixtures	1,283	1,603
Vehicles	9	9
Leasehold improvements	1,730	1,559

	22,623	22,102
Less accumulated depreciation and amortization	(18,190)	(16,486)

	$4,433	$5,616

7. Intangible Assets

Intangible assets consist of the following as of August 31, 2001 and November 30, 2000 (in thousands):

	August 31,	November 30,
	2001	2000

Patents and Trademarks	$498	$407
Acquired Technology	1,900	1,900
Goodwill	2,784	3,992

	5,182	6,299
Less accumulated amortization	(2,718)	(1,391)

	$2,464	$4,908

Patents and trademarks are being amortized over periods ranging from three to five years, their estimated useful lives. The Company amortizes goodwill and developed acquired technology related to its acquisitions using a straight-line method over periods ranging from 2 to 3 years, their estimated useful life.

The Company recorded an expense for the amortization and write-down of intangible assets of $2.0 million in the first fiscal quarter of 2001 compared to $0.3 million in the first fiscal quarter of fiscal 2000.  Included in the $2.0 million was a write-down of goodwill of $0.9 million related to the acquisitions of 21st Century LLC and J2 Digital Media, Inc.  These two companies were combined to form Streamriver, which was launched in June 2000.  During the first quarter of fiscal 2001, the goodwill from these two acquisitions was determined to be impaired due to continued operating losses in Streamriver and the uncertainty surrounding the Company’s ability to recover the goodwill through future cash flows.  The Company shutdown the Streamriver division in the second quarter of fiscal year 2001 and wrote off the remaining assets.

8.  Net Income (Loss) Per Common Share

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

The following is a reconciliation of the shares used in the computation of basic and diluted income (loss) per share (in thousands):

	Three months ended August 31,		Nine months ended August 31,

	2001	2000	2001	2000

Weighted average shares of common stock Outstanding	12,415	12,136	12,369	11,916
Effect of potential common shares - stock options and warrants outstanding (unless antidilutive)	-	1,031	-	-

Weighted average shares and potential common shares outstanding	12,415	13,167	12,369	11,916

The Company excludes potentially dilutive securities from its diluted net income (loss) per share computation when either the exercise price of the securities exceeds the fair value of the Company’s common stock or when the Company reports a net loss and the effect of including such securities would be antidilutive.  Options to purchase approximately 3,520,000 and 1,302,000 shares of common stock at August 31, 2001 and August 31, 2000, respectively, were not included in the computation of diluted net loss per share as a result of their antidilutive effect.

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

Pursuant to APB Opinion No. 20, Accounting Changes, the Company revised its estimate of the allowance for doubtful accounts by reversing $314,000 of the allowance in the three months ended August 31, 2000 by reducing the loss from discontinued operations.  The Company considers the balance of the recovery from Intelligent Electronics (interest and court costs) to be a gain contingency, as this term is defined in SFAS No. 5, Accounting for Contingencies.  Accordingly, the Company recorded the interest, and court costs, as a reduction in the loss from discontinued operations, in the fourth quarter of 2000, the period in which the gain contingency was realized.

 On August 15, 2001, Deutsche Financial, Inc. entered into a settlement agreement with Digital Origin, Inc. to pay $1,075,000 to the Company.  Pursuant to APB Opinion No. 20, Accounting Changes, the Company revised its estimate of the allowance for doubtful accounts by reversing $1,171,000 of the allowance in the three months ended August 31, 2001 by reducing the loss from discontinued operations.

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

10. Capitalized Software Development Costs

The Company capitalizes certain computer software development costs. Capitalization of costs commences upon establishing technological feasibility.  There were no capitalized costs at August 31, 2001.  Capitalized costs, net of accumulated amortization, were $29,000 as of November 30, 2000, and are included in other assets.  These costs are amortized on a straight-line basis over two years, which approximates the economic life of the product.

11. Income Taxes

The Company has not provided for a tax provision in the first nine months of fiscal 2001 due to the net loss incurred during the first nine months of the fiscal year and its expectation for no taxable income for the year.

12.  Accrued Expenses

Accrued expenses at August 31, 2001 and November 30, 2000 consist of the following (in thousands):

	August 31,	November 30,
	2001	2000

Payroll, payroll taxes and other taxes	$1,436	$2,242
Accrued warranty	561	559
Accrued restructuring	309	528
Accrued inventory	867	763
Accrued legal and professional services	712	692
Accrued selling and marketing	483	301
Accrued other	2,033	2,057

	$6,401	$7,142

13.  Comprehensive income (loss)

The Company records items of comprehensive income or loss in accordance with SFAS No.130, Reporting Comprehensive Income, and presents such information in the statement of stockholders’ equity.  The components of accumulated other comprehensive (loss) income is as follows (in thousands):

	Three months ended August 31,		Nine months ended August 31,

	2001	2000	2001	2000

Net (loss) income	$(5,018)	$277	$(15,823)	$(3,258)

Cumulative translation adjustment	(22)	2	(33)	-
Unrealized holding gain on available for sale securities	44	150	44	27

Total comprehensive (loss) income	$(4,996)	$429	$(15,812)	$(3,231)

14.  Segment Information

The Company applies the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for public companies to report operating segment information in annual and interim financial statements.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.  The Company’s chief operating decision-making group is composed of the Chief Executive Officer and members of senior management.  The Company’s reportable operating segments are digital video systems and services.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  Revenues are attributed to geographic areas based on where the customer is located.  Segment information for the three and nine months ended August 31, 2001 and August 31, 2000 is as follows:

Three months ended August 31, 2001	Digital Video Systems	Services	Corporate	Total

Net sales from external customers	$5,993	$2,066	$-	$8,059

Gross profit	1,759	1,718	-	3,477

Depreciation and amortization	607	21	-	628

Interest income, net	-	-	50	50

Nine months ended August 31, 2001

Net sales from external customers	$19,087	$6,906	$-	$25,993

Gross profit	7,376	5,313	-	12,689

Depreciation and amortization	1,907	160	-	2,067

Interest income, net	-	-	221	221

Three months ended August 31, 2000

Net sales from external customers	$9,839	$2,703	$-	$12,542

Gross profit	5,093	2,068	-	7,161

Depreciation and amortization	701	25	-	726

Interest income, net	-	-	260	260

Nine months ended August 31, 2000

Net sales from external customers	$28,549	$7,268	$-	$35,817

Gross profit	14,654	6,001	-	20,655

Depreciation and amortization	2,125	64	-	2,189

Interest income, net	-	-	809	809

Tax provision			30	30

Interest income and income taxes are considered corporate level activities and are, therefore, not allocated to segments.  Management believes transfers between geographic areas are accounted for on an arms length basis.

Net sales by geographic area for the three and nine months ended August 31, 2001and August 31, 2000 were as follows (in thousands):

	Three months ended

	August 31, 2001	August 31, 2000

North America	$5,333	$8,803
United Kingdom, Sweden, Denmark and Norway	767	1,271
Germany, Austria and Switzerland	372	481
France, Spain, Benelux and Italy	543	864
Asia Pacific	1,044	1,123

	$8,059	$12,542

	Nine months ended

	August 31, 2001	August 31, 2000

North America	$17,518	$22,566
United Kingdom, Sweden, Denmark and Norway	2,581	3,660
Germany, Austria and Switzerland	921	2,022
France, Spain, Benelux and Italy	1,996	2,808
Asia Pacific	2,977	4,761

	$25,993	$35,817

Long-lived tangible assets by geographic area for the quarters ended August 31, 2001 and November 30, 2000 consist of the following (in thousands):

	August 31, 2001	November 30, 2000

North America	$4,156	$5,278
United Kingdom	144	194
Germany	43	33
Italy	9	16
France	81	95

	$4,433	$5,616

15.  Restructuring Expense

In the third quarter of fiscal 2001, the Company implemented a restructuring plan to better align its operating costs with its anticipated future revenue stream.  The restructuring charge of $310,000 related to the elimination of approximately 42 employees across all functions: operations (14), product development (4), selling and marketing (16), and general and administrative (8).  At August 31, 2001, all of the accrued restructuring charge, consisting of severance-related costs, remained. The total cash impact of the restructuring is $310,000, all of which will be paid by the end of the fourth quarter in fiscal 2001.

16.  Discontinued Operations

On August 29, 2001, the Company signed an agreement to sell its software product line to Autodesk, Inc. for $16 million in cash.   As a result of this transaction, the assets of the software product line to be discontinued consisting primarily of accounts receivable, inventory, equipment, intangible assets, income taxes payable and have been separately classified in the accompanying balance sheet at August 31, 2001.  The November 30, 2000 balance sheet has been restated to conform to the current year’s presentation. The disposal date was October 5, 2001. The Company’s software product line consisted of products acquired in the Terran acquisition and the merger with Digital Origin.

The net income (loss) from these operations is included in the accompanying statements of operations under “discontinued operations”.  Net sales of the software product line for the three and nine months ended August 31, 2001 were $1.9 million and $10.0 million, respectively. Net sales of the software product line for the three and nine months ended August 31, 2000 were $6.8 million and $22.0 million, respectively.

Net assets from discontinued operations at August 31, 2001 and November 30, 2000 consist of the following (in thousands):

	August 31, 2001	November 30, 2000

Accounts receivable	$1,100	$2,298
Inventory	552	525
Property and equipment, net	418	440
Intangible assets, net	2,907	3,408
Income taxes payable	(1,089)	(1,089)

	$3,888	$5,582

17.  New Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations”.  SFAS No. 141 supercedes APB No 16 “Business Combinations” and FASB Statement No. 38 “Accounting for Preacquisition Contingencies of Purchased Enterprises.”  SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  Accordingly, the Company will be adopting the provisions of this statement upon any business combination entered into after June 30, 2001.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”.  This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired.  Under this statement goodwill as well as certain other intangible assets, determined to have an infinite life, will no longer be amortized.  These assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company in the first quarter of fiscal year 2003.  Management is currently evaluating the impact that this statement will have on the Company’s financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

             Media 100 Inc., a Delaware corporation, (the “Company”) designs and sells systems (comprising software and hardware) and services that allow Internet-based (“online”) and traditional broadcasters, corporate marketing professionals and educators to create and deliver high-quality video programs as either traditional media or Internet-compatible streams (“streaming media”).

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

             On August 30, 2001, the Company signed an agreement to sell its software product line to Autodesk, Inc. for $16 million in cash.   As a result of this transaction, the assets of the software product line to be discontinued consisting primarily of inventory, equipment and intangible assets and have been separately classified in the accompanying balance sheet at August 31, 2001.  The November 30, 2000 balance sheet has been restated to conform to the current year’s presentation. The disposal date was October 5, 2001.  The Company’s software product line consisted of products acquired in the Terran acquisition and the merger with Digital Origin.

Results of Operations

The following table shows certain consolidated statements of operations data as a percentage of net sales.

	Three months ended August 31,		Nine months ended August 31,

	2001	2000	2001	2000

Net sales:
Products	74.4%	78.4%	73.4%	79.7%
Services	25.6	21.6	26.6	20.3

Total net sales	100.0	100.0	100.0	100.0
Cost of sales	56.9	42.9	51.2	42.3

Gross profit	43.1	57.1	48.8	57.7
Operating expenses:
Research and development	33.4	23.4	31.0	23.0
Selling and marketing	32.1	26.0	37.8	27.4
General and administrative	23.9	8.5	17.7	8.7
Amortization and write-down of acquisition-related intangible assets	6.0	2.4	9.3	1.9
Acquired in-process research and development	-	-	-	1.3
Restructuring charge	3.8	-	3.4	-

Total operating expenses	99.1	60.3	99.1	62.3
Operating loss	(56.0)	(3.2)	(50.3)	(4.6)
Interest income, net	0.6	2.1	0.9	2.3
Other income (expense), net	5.8	(2.6)	0.8	(1.8)

Loss from continuing operations	(49.6)	(3.8)	(48.7)	(4.2)
Tax provision	-	-	-	-

Net loss from continuing operations	(49.6)	(3.8)	(48.7)	(4.2)
Discontinued operations
Income (loss) from discontinued operations	(12.7)	6.0	(12.2)	(4.9)

Net (loss) income	(62.3)%	2.2%	(60.9)%	(9.1)%

Comparison of Third Fiscal Quarter of 2001 to Third Fiscal Quarter of 2000

             Net sales.  Total net sales from continuing operations for the third fiscal quarter ended August 31, 2001 decreased 35.7% to $8.1 million from $12.5 million for the third quarter of fiscal 2000.  Net sales of products from continuing operations for the third fiscal quarter ended August 31, 2001 decreased 39.1% to $6.0 million from $9.8 million for fiscal 2000.  The decrease in net sales from products is due to a number of factors including lower unit sales on both the Macintosh and Windows operating platforms and lower average selling prices for our digital video systems ($3.1 million) and lower sales of our MPEG-based products ($0.7 million).  We attribute the decrease in sales of our digital video systems to increased competition and lower demand and anticipate this trend in lower year-over-year sales will continue for the remainder of fiscal 2001.  Net sales from continuing operations for services for the third fiscal quarter ended August 31, 2001 were $2.1 million, a decrease of 23.6% from the third quarter of fiscal 2000.   The decrease in net sales from services is the result of lower sales of service contracts due to lower units sales of our digital video systems and the elimination of encoding and hosting services.

             Gross profit.  Gross profit from continuing operations decreased 51.4% to $3.5 million in the third fiscal quarter of 2001 from $7.2 million in the third quarter of fiscal 2000.  Gross profit as a percentage of net sales from continuing operations decreased to 43.1% in the third fiscal quarter of 2001 from 57.1% in the third quarter of fiscal 2000.  Specifically, gross profit as a percentage of net product sales from continuing operations decreased to 29.4% in the third fiscal quarter of 2001 from 51.8% in the third quarter of fiscal 2000, while gross profit as a percentage of net sales of services from continuing operations increased to 83.2% in the third fiscal quarter of 2001 from 76.5% in the third quarter of fiscal 2000.  The percentage increase in services resulted from the elimination of encoding and hosting services during the second quarter of fiscal 2001.  Gross profit as a percentage of net product sales from continuing operations decreased due to lower average selling prices for our digital video systems and lower units sales.  We currently forecast overall gross profit as a percentage of net sales will be relatively stable for the remainder of this fiscal year, however, due to uncertainty regarding the level of sales and potential fluctuations in the mix of products sold, gross profit as a percentage of net sales may vary from one quarter to another.

             Research and development.  Research and development expenses from continuing operations decreased 8.3% to $2.7 million in the third fiscal quarter of 2001 from $2.9 million in the third quarter of fiscal 2000.  Research and development expenses consist primarily of salaries and related benefits, consultants, outside services, occupancy and depreciation. At this time, we anticipate research and development expenses will remain relatively stable, in dollar terms, over the next several quarters as we continue to develop new products and maintain existing products.

             Selling and marketing.  Selling and marketing expenses from continuing operations decreased 20.8% to $2.6 million in the third fiscal quarter of 2001 from $3.3 million in the third quarter of fiscal 2000.  Selling expenses consist primarily of salaries and related benefits, commissions, travel, occupancy and depreciation.  Marketing expenses consist primarily of salaries and related benefits, trade shows, seminars, advertising, sales literature and lead generation activities.  The decrease in selling and marketing expenses resulted primarily from reduced marketing expenses including salaries and related benefits, advertising and lead generation activities.  We currently anticipate that our selling and marketing expenses will decrease in our fiscal fourth quarter due to lower salary and other employee-related expenses as we adjust our expenses to be more in line with our forecasted lower level of sales.

             General and administrative.  General and administrative expenses from continuing operations increased 79.9% to $1.9 million in the third fiscal quarter of 2001 from $1.0 million in the third quarter of fiscal 2000.  General and administrative expenses include the cost of human resources, finance, information technology, legal and other administrative functions of the Company.  We increased the allowance for doubtful accounts by $150,000 due to softening economy and our expectation that some of our customers will experience difficulties in meeting their financial obligations.  We also increased our legal reserve for several lawsuits (see Note 9) that we currently anticipate may result in a settlement by the company and we increased our bonus accrual by $200,000 for payments to employees that made significant contributions to the company.   We currently anticipate that our general and administrative expenses will decrease in the fourth quarter as we reduce expenses to be more in line with our forecasted lower level of sales.

             Amortization and write-down of acquisition-related intangible assets.  We recorded an expense for the amortization and write-down of acquisition-related intangible assets from continuing operations of $0.5 million in the third fiscal quarter of 2001 compared to $0.3 million in the third quarter of fiscal 2000.  Included in the $0.5 million was amortization expense associated with the acquisitions of Wired, Inc. and certain assets of Integrated Computing Engines, Inc.

             Restructuring charge.  During the third fiscal quarter of 2001, we recorded a restructuring charge of $310,000 in connection with a reorganization of the company that resulted in severance payments to terminated employees.  There was no similar expense recorded in the second fiscal quarter of 2000.

             Interest income, net.  Interest income decreased 80.8% to $0.1 million in the third fiscal quarter of 2001 from $0.3 million in the third quarter of fiscal 2000.  The decrease in interest income is due to lower cash and cash equivalent balances in fiscal 2001 versus 2000.  During fiscal 2000, we purchased several companies utilizing our existing cash and cash equivalents to pay for these acquisitions.  We currently anticipate interest income will increase in fiscal 2001 versus 2000 due to higher cash balances as a result of the sale of our streaming media software business to Autodesk, Inc.

             Other income (expense), net.  Other income was $0.5 million in the third fiscal quarter of 2001 compared to other expense of $0.3 million in the third quarter of fiscal 2000.  The increase is due to foreign exchange gains on intercompany transactions with our foreign subsidiaries.

             Tax provision. We did not provide for a tax provision in the third fiscal quarter of 2001 due to the net loss incurred during the quarter and our expectation of no taxable income for the year.

             Discontinued operations.  We recorded a loss from discontinued operations of ($1.0) million or ($0.08) per share, in the third fiscal quarter of 2001 versus net income of $0.8 million, or $0.06 per share, in the third quarter of fiscal 2000.  The loss in the third quarter of fiscal 2001 includes all the operations that were sold to Autodesk, Inc. and all transaction-related expenses.

             Net loss.  As a result of the above factors, we had a net loss from continuing operations for the third fiscal quarter of 2001 in the amount of ($4.0) million, or ($0.32) per share, compared to a net loss of ($0.5) million, or ($0.04) per share, in the third quarter of fiscal 2000.  Total net loss, including discontinued operations, for the third quarter of fiscal 2001 was ($5.0) million or ($0.40) per share, versus net income of $0.3 million, or $0.02 per share, for fiscal 2000.

Comparison of First Nine Months of Fiscal 2001 to First Nine Months of Fiscal 2000

             Net sales.  Total net sales from continuing operations for the first nine months ended August 31, 2001 decreased 27.4% to $26.0 million from $35.8 million for the first nine months of fiscal 2000.  Net sales of products from continuing operations for the first nine months ended August 31, 2001 decreased 33.1% to $19.1 million from $28.5 million for fiscal 2000.  The decrease in net sales of products from continuing operations is due to a number of factors including lower unit sales on both the Macintosh and Windows operating platforms, lower average selling prices for our digital video systems, and lower sales of the MPEG-based products acquired in the acquisition of Wired, Inc.  Net sales from products acquired from Integrated Computing Engines, Inc. in August 2000 totaled $2.9 million in the first nine months of fiscal 2001 versus $0.5 million for the first nine months of fiscal 2000.  We attribute the decrease in sales of our digital video systems to increased competition and lower demand and anticipate this trend in lower year-over-year sales will continue for the remainder of fiscal 2001.  Net sales from continuing operations for services for first nine months ended August 31, 2001 were $6.9 million, a decrease of $.4 million from the first nine months of fiscal 2000.    During the second quarter of fiscal 2001, we closed our encoding and hosting services division, named Streamriver, and sold certain assets related to the business.   Prior to shutting down Streamriver, net sales were $0.3 million in fiscal 2001.

             Gross profit.  Gross profit from continuing operations decreased 38.6% to $12.7 million in the first nine months of 2001 from $20.7 million in first nine months of fiscal 2000.  Gross profit as a percentage of net sales from continuing operations decreased to 48.8% in the first nine months of 2001 from 57.7% in the first nine months of fiscal 2000.  Specifically, gross profit as a percentage of net product sales from continuing operations decreased to 38.6% in the first nine months of 2001 from 51.3% in the first nine months of fiscal 2000, while gross profit as a percentage of net sales of services from continuing operations decreased to 76.9% in the first nine months of 2001 from 82.6% in the first nine months of fiscal 2000.  The percentage decrease in services resulted from increased costs related to encoding and hosting services.  Gross profit as a percentage of net product sales from continuing operations decreased due to lower average selling prices for our digital video systems and lower unit sales.  We currently forecast overall gross profit as a percentage of net sales will be relatively stable over the next several quarters, however, due to uncertainty regarding the level of sales and potential fluctuations in the mix of products sold, gross profit as a percentage of net sales may vary from one quarter to another.

             Research and development.  Research and development expenses from continuing operations decreased 2.0% to $8.1 million in the first nine months of 2001 from $8.2 million in the first nine months of fiscal 2000.  Research and development expenses consist primarily of salaries and related benefits, consultants, outside services, occupancy and depreciation. At this time, we anticipate research and development expenses will remain relatively stable, in dollar terms, over the next several quarters as we continue to develop new products and maintain existing products.

             Selling and marketing.  Selling and marketing expenses from continuing operations were $9.8 million in the first nine months of fiscal 2001 compared to $9.8 million in the first nine months of fiscal 2000.  Selling expenses consist primarily of salaries and related benefits, commissions, travel, occupancy and depreciation.  Marketing expenses consist primarily of salaries and related benefits, trade shows, seminars, advertising, sales literature and lead generation activities.  We currently anticipate that our selling and marketing expenses will decrease in our fiscal fourth quarter due to lower salary and other employee-related expenses as we adjust our expenses to be more in line with our forecasted lower level of sales.

             General and administrative.  General and administrative expenses from continuing operations increased 47.1% to $4.6 million in the first nine months of fiscal 2001 from $3.1 million in first nine months of fiscal 2000.  General and administrative expenses include the cost of human resources, finance, information technology, legal and other administrative functions of the Company.  We increased the allowance for doubtful accounts by $150,000 due to softening economy and our expectation that some of our customers will experience difficulties in meeting their financial obligations.  We also increased our legal reserve in the third quarter of fiscal 2001 for several lawsuits (see Note 9) that we currently anticipate may result in a settlement by the company and we increased our bonus accrual by $200,000 for payments to employees that made significant contributions to the company.   We currently anticipate that our general and administrative expenses will decrease in the fourth quarter as we reduce expenses to be more in line with our forecasted lower level of sales.

             Amortization and write-down of acquisition-related intangible assets.  We recorded an expense for the amortization and write-down of acquisition-related intangible assets from continuing operations of $2.4 million in the first nine months of fiscal 2001 compared to $0.7 million in the first nine months of fiscal 2000.  Included in the $2.4 million was amortization expense associated with the acquisitions of Wired, Inc. and certain assets of Integrated Computing Engines, Inc. and a write-down of goodwill of $0.9 million related to the acquisitions of 21st Century Media LLC and J2 Digital Media, Inc.  These two acquisitions were combined to form Streamriver, which was launched in June 2000.  During the first quarter of fiscal 2001, the goodwill from these two acquisitions was determined to be impaired due to continued operating losses in Streamriver and the uncertainty surrounding our ability to recover the goodwill through future cash flows.  During the second quarter of fiscal 2001, we closed Streamriver and sold some of the assets related to the business.

             Restructuring charge.  During the first nine months of fiscal 2001, we recorded a restructuring charge of $878,000 in connection with a reorganization of the company that resulted in severance payments to terminated employees and the closing of Streamriver.  There was no similar expense recorded in the first nine months of fiscal 2000.

             Interest income, net.  Interest income decreased 72.7% to $0.2 million in the first nine months of fiscal 2001 from $0.8 million in the first nine months of fiscal 2000.  The decrease in interest income is due to lower cash and cash equivalent balances in fiscal 2001 versus 2000.  During fiscal 2000, we purchased several companies utilizing our existing cash and cash equivalents to pay for these acquisitions.  We currently anticipate interest income will increase in fiscal 2001 versus 2000 due to higher cash balances as a result of the sale of our streaming media software business to Autodesk, Inc.

             Other income (expense), net.  Other income was $0.2 million in the first nine months of fiscal 2001 compared to other expense of $0.6 million in the first nine months of fiscal 2000.  The increase is due to foreign exchange gains on intercompany transactions with our foreign subsidiaries.

             Tax provision. We did not provide for a tax provision in the first nine months of fiscal 2001 due to the net loss incurred during the period and our expectation of no taxable income for the year.

             Discontinued operations.  We recorded a loss from discontinued operations of ($3.2) million or ($0.26) per share, in the first nine months of fiscal 2001 versus a net loss of ($1.7) million or ($0.15) per share, in the first nine months of fiscal 2000.  The loss in the first nine months of fiscal 2001 includes all the operations that were sold to Autodesk, Inc. and all transaction-related expenses.

             Net loss.   As a result of the above factors, we had a net loss from continuing operations for the first nine months of 2001 in the amount of ($12.7) million, or ($1.02) per share, compared to a net loss of ($1.5) million, or ($0.13) per share, in the first nine months of fiscal 2000.  Total net loss, including discontinued operations, for the first nine months of fiscal 2001 was ($15.8) million, or ($1.28) per share, versus a net loss of ($3.3) million, or ($0.28) per share, for fiscal 2000.

Liquidity and Capital Resources

             We have funded our operations to date primarily from public offerings of equity securities and cash flows from operations.  As of August 31, 2001, the Company’s principal sources of liquidity included cash and cash equivalents and marketable securities totaling approximately $6.7 million.

             For the nine months ended August 31, 2001, cash used in operating activities from continuing operations was approximately $7,695,000 compared to approximately $1,535,000 for the same period a year ago.  For the nine months ended August 31, 2001, cash used in operating activities from discontinued operations was approximately $1,473,000 compared to approximately $8,148,000 for the same period a year ago.  The Company incurred a net loss from continuing operations of $12,656,000 offset by significant non-cash items, including depreciation, amortization and write-down of intangible assets for continuing operations, in the amount of $4,487,000.  A significant portion of the cash used in operating activities is attributable to a significant reduction in accounts payable of $2,862,000.  Accounts receivable provided cash in operating activities in the amount of $2,546,000 due to the timing of sales in the quarter and the subsequent collection of those sales, which resulted in days sales outstanding of 43.   Inventory provided cash in operating activities in the amount of $2,140,000 during the first nine months of fiscal 2001, compared with inventory utilizing cash in operating activities of $2,396,000 for the same period a year ago.  Deferred revenue for the first nine months of fiscal 2001 utilized cash of $968,000, compared to providing cash of $168,000 for the same period a year ago.  Deferred revenue declined during the first nine months of fiscal 2001 due to lower unit sales of our digital video systems and, therefore, lower unit sales of service contracts for those systems.  Accrued expenses utilized cash of $741,000, compared to providing cash of $865,000 for the same period a year ago.  Accrued expenses declined during the first nine months of 2001 due primarily to accrued legal and audit expenses that were paid during the period.

             Net cash provided by investing activities was approximately $4,674,000 during the nine months of fiscal 2001, compared to cash used in investing activities of approximately $859,000 for the same period a year ago.  Cash provided by investing activities during the first nine months of fiscal 2001 consisted of net proceeds from the sale of marketable securities of $5,419,000, partially offset by the purchases of equipment for $768,000.  The proceeds from the sales of marketable securities were used to fund the purchases of equipment and working capital needs due to the net loss incurred the first nine months of fiscal 2001.

             Cash used in financing activities during the first nine months of fiscal 2001 was approximately $1,066,000, compared to cash provided by financing activities of $4,472,000 for the same period a year ago.  Cash used in financing activities resulted from the non-recurring payment of an acquisition-related note payable in the amount of $1,492,000, offset by $504,000 from proceeds from the issuance of common stock pursuant to stock plans.  The reduction in cash provided by financing activities that came from proceeds from the issuance of common stock pursuant to stock plans is due to a significantly lower price for the Company’s common stock in the first nine months of fiscal 2001 versus the same period a year ago.  Given the recent reduced price of the Company’s common stock, we do not currently expect cash provided by proceeds from the issuance of common stock pursuant to stock plans to be a significant source of liquidity in fiscal 2001.

             As of August 31, 2001, the Company’s principal sources of liquidity included cash and marketable securities.  Additionally, on August 29, 2001 the Company executed an agreement to sell our streaming media software business to Autodesk, Inc. for $16 million in cash.  The transaction was completed on October 5, 2001 and, subsequent to closure, the company received $14 million in cash with the remaining $2 million deposited in escrow for one year.  The Company believes that its current cash, marketable securities and cash provided by future operations will be sufficient to meet the Company’s working capital and anticipated capital expenditure requirements for at least the next twelve months.  Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, its operating and investing activities may require significant cash.  Consequently, any such future growth may require the Company to obtain additional equity or debt financing.  In addition, we may consider the sale of certain assets to raise capital.

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

Similarly, we may determine to dispose of assets, either assets we have historically used in the business or that we have acquired.  Our business and results of operations could materially change depending on whether or not we are able to dispose of assets in an advantageous manner.  In addition to obtaining an advantageous price for the assets to be disposed of, dispositions involve a number of special risks and factors, including searching for appropriate acquirers; managing the effect of the disposition on existing and proposed product lines and services, the divestiture of operations and personnel of the acquired companies, adverse short-term effects on reported operating results, potential post-divestiture indemnification or liability for liabilities of divested operations, as well as the diversion of management’s attention during the disposition process.  Some or all of these special risks and factors may have a material adverse impact on our business, operating results, and financial condition and, as a result, may negatively affect the market price of our common stock.

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

Emerging Markets.  The markets in which we offer our systems products and services are intensely competitive and rapidly changing.  We are targeting the emerging market of broadcast designers, effects artists, and creative professionals.  This market and the products utilized by these users are relatively new.  Our success in this emerging market will depend on the rate at which the market develops and our ability to penetrate that market.  We will not succeed if we cannot compete effectively in this market and, as a result, our business and operating results could be materially and adversely affected.

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

Competition.  The market for our products is highly competitive and characterized by pressure to reduce prices, incorporate new features and accelerate the release of new products.  A number of companies currently offer products that compete directly or indirectly with our products, including Accom, Inc., Adobe Systems Inc., Apple Computer Inc., Avid Technology, Inc., Discreet (a division of Autodesk, Inc.), FAST Electronic GmbH, Leitch, Inc., Matrox Electronic Systems Ltd., Pinnacle Systems, Inc., and Sonic Foundry, Inc.  In addition, we expect much larger vendors, such as Matsushita Electric Industrial Company Ltd., Microsoft Corporation, and Sony Corporation, to develop and introduce digital editing systems that may compete with our products.  Many of these current and potential competitors have greater financial, technical and marketing resources than us, including, without limitation, larger and more established selling and marketing capabilities, greater brand recognition and a larger installed base of customers, and well-established relationships with our existing and potential customers, complementary technology vendors and other business partners.  As a result, our competitors may be able to develop products comparable to or superior to our own products, adapt more quickly than us to new technologies, evolving industry standards or customer requirements, or lower their product costs and thus be able to lower prices to levels at which we could not operate profitably, the occurrence of any of which could have a material adverse effect on our business and operating results.  In this regard, we believe that we will continue to experience competitive pressure to reduce prices, particularly for our high data rate systems.  We have historically realized higher gross profit on the sale of these high data rate systems, and such continued competitive pricing pressure could result in lower sales and gross margin, which in turn could adversely affect our business and operating results and negatively affect the price of our common stock.

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

Dependence on Distributors and Resellers.  We rely primarily on our worldwide network of independent distributors and VARs to distribute and sell our products to end-users.  Our distributors and resellers generally offer products from several different companies, including in some cases products that are competitive with our own products.  In addition, many of the VARs are small organizations with limited capital resources.  There can be no assurance that our distributors and resellers will continue to purchase products from us, or that our efforts to expand our network of distributors and resellers will be successful.  Any significant failure on our part to maintain or expand our network or distributors and resellers could have a material adverse effect on our business and operating results and negatively affect the price of our common stock.

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

History of Losses.  We have incurred substantial operating losses during the current year and in each of the past five fiscal years.  We incurred an operating loss from continuing operations of approximately $12.7 million for the first nine months of fiscal 2001 and as of August 31, 2001, we had an accumulated deficit of approximately $205.2 million.  Over the past three years we have significantly increased our research and development expenses as a percentage of total sales and we plan to continue to invest in new technology, and as a result, we may incur operating losses in future periods.  We will need to generate increases in our current sales levels to achieve profitability and we may not be able to do so.  If our sales grow more slowly than we anticipate or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenue, our business will be significantly and adversely affected.  Our failure to achieve profitability or achieve the level of profitability expected by investors and securities analysts may adversely affect the market price of our common stock.

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

On July 18, 1997, Intelligent Electronics, Inc. filed a claim against Digital Origin alleging a breach of contract and related claims in the approximate amount of $800,000, maintaining that Digital Origin failed to comply with various return, price protection, inventory balancing and marketing development funding undertakings.  In 1997, Digital Origin filed an answer to the complaint and cross-claimed against the plaintiffs and in October 1997 additionally cross claimed against Deutsche Financial, Inc., a factor in the account relationship between the Company and the plaintiffs, seeking the recovery of existing accounts receivable of approximately $1.8 million.  During May 2000, the trial was completed and the Court entered two judgments in favor of Digital Origin, one in the amount of $314,000 plus interest against Intelligent Electronics and one in the amount of $1,491,000 plus interest against Deutsche Financial, Inc.  In September 2000, Intelligent Electronics, Inc. paid $314,000 plus interest of $139,000 and reimbursement of certain costs in the amount of $20,000 to the Company. On August 15, 2001, Deutsche Financial, Inc. entered into a settlement agreement with Digital Origin, Inc. to pay $1,075,000 to the Company.

(iii) On October 12, 1999, a lawsuit was filed against the Company by McRoberts Software, Inc. in the United States District Court for the Southern District of Indiana.  The complaint alleges copyright infringement, breach of contract, and trade secret misappropriation.  The complaint includes requests for injunctive relief, treble damages, interest, costs and fees.  In November 1999, we filed an answer and counterclaim denying any infringement.  We intend to vigorously defend the lawsuit.

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

(iv) From time to time the Company is involved in other disputes and/or litigation encountered in its normal course of business.  The Company does not believe that the ultimate impact of the resolution of such other outstanding matters will have a material effect on the Company’s business, operating results or financial condition.

Item 5. Other Information

On August 30, 2001, the Company signed an agreement to sell its software product line to Autodesk, Inc. for $16 million in cash.   As a result of this transaction, the assets of the software product line to be discontinued consisting primarily of inventory, equipment and intangible assets and have been separately classified in the accompanying balance sheet at August 31, 2001.  The November 30, 2000 balance sheet has been restated to conform to the current year’s presentation. The disposal date was October 5, 2001.  The Company’s software product line consisted of products acquired in the Terran acquisition and the merger with Digital Origin.

Item 6. Exhibits and Reports on Form 8-K

a)  Exhibits

Exhibits required as part of this Quarterly Report on Form 10-Q are listed in the exhibit index on page 29.

b)  Reports on Form 8-K

There were no reports on Form 8-K during the quarter ended August 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Media 100 Inc.

Date: October 15, 2001	By:	/s/ Steven D. Shea

Steven D. Shea
Chief Financial Officer
Treasurer

EXHIBIT INDEX

Number	Description

2.10	Asset Purchase Agreement by and among Media 100 Inc. and Autodesk, Inc, and with respect to Section 9.5 of Article IX only Computershare Trust Company, Inc. dated August 30, 2001.