Form 10-Q/A
period 2001-08-31
MEDIA 100 INC
filed 2002-02-01
CIK 713138

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

MEDIA 100 INC.

EXPLANATORY NOTE

This amendment No.1 on Form 10-Q/A to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 31, 2001 is being made to amend Items 1 and 2 of Part I, Item 5 of Part II and the Exhibit Index.  No other information included in the original report on Form 10-Q is amended by this Form 10Q/A.

PART I - FINANCIAL INFORMATION

MEDIA 100 INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	August 31, 2001	November 30, 2000
ASSETS
Current assets:
Cash and cash equivalents	$6,438	$11,987
Marketable securities	245	5,674
Accounts receivable, net of allowance for doubtful accounts of $629 in 2001 and $411 in 2000	3,775	6,321
Inventories	1,649	3,789
Prepaid expenses and other current assets	830	1,180
Net assets from discontinued operations (Note 16)	3,888	5,582
Total current assets	16,825	34,533

Property and equipment, net	4,433	5,616
Intangible assets, net	2,464	4,908
Other assets, net	1,131	1,245
Total assets	$24,853	$46,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,699	$4,561
Accrued expenses	6,401	7,142
Note payable	-	1,492
Deferred revenue	4,304	5,272
Total current liabilities	12,404	18,467

Contingencies (Note 9)

Stockholders' equity:
Preferred stock	-	-
Common stock	128	123
Capital in excess of par value	217,681	217,182
Treasury stock	(78)	-
Accumulated deficit	(205,203)	(189,380)
Accumulated other comprehensive loss	(79)	(90)

Total stockholders' equity	12,449	27,835

Total liabilities and stockholders' equity	$24,853	$46,302

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA 100 INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2001	2000	2001	2000
	(as restated)		(as restated)
Net sales:
Products	$5,730	$9,839	$18,576	$28,549
Services	2,066	2,703	6,906	7,268
Total net sales	7,796	12,542	25,482	35,817

Cost of sales	4,437	5,381	13,260	15,162
Gross profit	3,359	7,161	12,222	20,655

Operating expenses:
Research and development	2,690	2,932	8,056	8,221
Selling and marketing	2,585	3,264	9,818	9,823
General and administrative	1,923	1,069	4,594	3,124
Amortization and write-down of acquisition-related intangible assets	480	303	2,420	668
Acquired in-process research and development	-	-	-	470
Restructuring charge	310	-	878	-
Total operating expenses	7,988	7,568	25,766	22,306
Operating loss	(4,629)	(407)	(13,544)	(1,651)

Interest income, net	50	260	221	809
Other income (expense), net	464	(328)	200	(646)
Loss from continuing operations before tax provision	(4,115)	(475)	(13,123)	(1,488)
Tax provision	-	-	-	30
Loss from continuing operations	(4,115)	(475)	(13,123)	(1,518)

Discontinued Operations (Note 16):
Income (loss) from discontinued operations	(903)	752	(2,700)	(1,740)
Net income (loss)	$(5,018)	$277	$(15,823)	$(3,258)

Basic net income (loss) per share:
Continuing operations	$(0.33)	$(0.04)	$(1.06)	$(0.13)
Discontinued operations	$(0.07)	$0.06	$(0.22)	$(0.15)
Total	$(0.40)	$0.02	$(1.28)	$(0.28)

Diluted net income (loss) per share:
Continuing operations	$(0.33)	$(0.04)	$(1.06)	$(0.13)
Discontinued operations	$(0.07)	$0.06	$(0.22)	$(0.15)
Total	$(0.40)	$0.02	$(1.28)	$(0.28)

Weighted average common shares outstanding:
Basic	12,415	12,136	12,369	11,916
Diluted	12,415	13,167	12,369	11,916

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA 100 INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended August 31,
	2001	2000
	(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,823)	$(3,258)
Loss from discontinued operations	2,700	1,740
Loss from continuing operations	(13,123)	(1,518)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,067	2,189
Non-cash interest expense	-	70
Acquired in-process research and development	-	470
Amortization and write-down of acquisition-related intangible assets	2,420	669
Gain on sale of marketable securities	9	15
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	2,546	(1,659)
Inventories	2,140	(2,396)
Prepaid expenses and other current assets	350	(373)
Accounts payable	(2,862)	(35)
Accrued expenses	(741)	865
Deferred revenue	(968)	168
Net cash used in operating activities	(8,162)	(1,535)

Net cash used in discontinued operations	(1,006)	(8,148)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Wired, Inc., net of cash acquired	-	(1,487)
Acquisition of 21st Century Media Inc., net of cash acquired	-	(481)
Acquisition of J2 Digital Media Inc., net of cash acquired	-	(152)
Acquisition of certain assets of Integrated Computing Engines, Inc.	-	(1,797)
Purchases of property and equipment	(768)	(895)
Other assets	114	(1,225)
Purchase of intangible assets	(91)	(227)
Net proceeds from sales of marketable securities	5,419	5,405
Net cash provided by (used in) investing activities	4,674	(859)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of note payable	(1,492)	-
Proceeds from issuance of common stock pursuant to stock plans	504	4,472
Purchase of treasury stock	(78)	-
Net cash (used in) provided by financing activities	$(1,066)	$4,472

EFFECT OF EXCHANGE RATE CHANGES ON CASH	11	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(5,549)	$(6,070)

CASH AND CASH EQUIVALENTS, beginning of period	11,987	13,858

CASH AND CASH EQUIVALENTS, end of period	$6,438	$7,788

	Nine Months Ended August 31,
	2001	2000
	(as restated)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash (received) paid for income taxes	$(42)	$13
OTHER TRANSACTIONS NOT USING CASH:
Change in value of marketable securities	$(44)	$27

	Nine Months Ended August 31,
	2001	2000
	(as restated)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

In connection with the acquisition of Wired, Inc., the following non-cash transaction occurred:
Fair value of assets acquired	$-	$3,180
Cash paid for acquisition and acquisition costs	-	1,487
Note payable and liabilities assumed	$-	$1,693

In connection with the acquisition of 21st Century Media, LLC, the following non-cash transaction occurred:
Fair value of assets acquired	$-	$1,130
Cash paid for acquisition and acquisition costs	-	481
Common stock issued and liabilities assumed	$-	$649

In connection with the acquisition of J2 Digital Media , Inc. the following non-cash transaction occurred:
Fair value of assets acquired	$-	$280
Cash paid for acquisition and acquisition costs	-	152
Common stock issued and liabilities assumed	$-	$128

In connection with the acquisition of certain assets of Integrated Computing Engines, Inc. the following non-cash transaction occurred:
Fair value of assets acquired	$-	$2,775
Cash paid for acquisition and acquisition costs	-	1,797
Common stock issued and liabilities assumed	$-	$978

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

The Company designs and sells systems (comprising software and hardware) and services that allow Internet-based (“online”) and traditional broadcasters, corporate marketing professionals and educators to create and deliver high-quality video programs as either traditional media or Internet-compatible streams (“streaming media”). On August 29, 2001, the Company signed an agreement to sell its software product line to Autodesk, Inc. for $16 million in cash.   As a result of this transaction, the assets consisting primarily of accounts receivable, inventory, equipment, intangible assets, and income taxes payable of the software product line to be discontinued, have been separately classified in the accompanying balance sheet at August 31, 2001.  The November 30, 2000 balance sheet has been restated to conform to the current year’s presentation. The disposal date was October 5, 2001. The Company’s software product line consisted of products acquired in the Terran acquisition and the merger with Digital Origin.

The statements of operations for the three and nine months ended August 31, 2001 and the statement of cash flows for the nine months ended August 31, 2001 have been restated.  In the Company’s previously filed Form 10-Q for the quarterly period ended August 31, 2001, revenue and costs of certain software products related to the Company’s discontinued operations (Note 16) were incorrectly included in the results from continuing operations. The impact of the restatements on the Company’s previously filed Form 10-Q for the quarterly period ended August 31, 2001 is as follows:

	Three months ended
	As restated	As reported

Net sales	$7,796	$8,059
Cost of sales	4,437	4,582
Loss from continuing operations	(4,115)	(3,997)
Loss from discontinued operations	$(903)	$(1,021)

Basic and diluted net loss per share
Continuing operations	$(0.33)	$(0.32)
Discontinued operations	$(0.07)	$(0.08)
Total	$(0.40)	$(0.40)

	Nine months ended
	As restated	As reported

Net sales	$25,482	$25,993
Cost of sales	13,260	13,304
Loss from continuing operations	(13,123)	(12,656)
Loss from discontinued operations	$(2,700)	$(3,167)

Basic and diluted net loss per share
Continuing operations	$(1.06)	$(1.02)
Discontinued operations	$(0.22)	$(0.26)
Total	$(1.28)	$(1.28)

Accordingly, Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised to reflect the restatement.

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

The Company excludes potentially dilutive securities from its diluted net income (loss) per share computation when either the exercise price of the securities exceeds the fair value of the Company’s common stock or when the Company reports a net loss and the effect of including such securities would be antidilutive.  Weighted average options to purchase approximately 3,520,000 and 1,302,000 shares of common stock at August 31, 2001 and August 31, 2000, respectively, were not included in the computation of diluted net loss per share as a result of their antidilutive effect.

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

(iii) On January 13, 1999 and January 28, 1999, Digital Origin and one of its former directors, Charles Berger, were named as defendants in two shareholder class action lawsuits against Splash Technology Holdings, Inc. (“Splash”), various directors and executives of Splash and certain selling shareholders of Splash.  The lawsuit alleges, among other things, that the defendants made or were responsible for material misstatements, and failed to disclose information concerning Splash’s business, finances and future business prospects in order to artificially inflate the price of Splash common stock.  The complaint does not identify any statements alleged to have been made by Charles Berger or Digital Origin.  The complaint further alleges that Digital Origin engaged in a scheme to artificially inflate the price of Splash common stock to reap an artificially large return on the sale of the common stock in order to pay off its debt.  Digital Origin and the former director vigorously deny all allegations of wrongdoing and intend to aggressively defend themselves in these matters. Defendant’s two initial motions to dismiss the action were granted with leave to amend, and plaintiffs have again amended the complaint.  Defendants filed their third motion to dismiss.

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

Pursuant to APB Opinion No. 20, Accounting Changes, the Company revised its estimate of the allowance for doubtful accounts by reversing $314,000 of the allowance in the three months ended August 31, 2000 by reducing the loss from discontinued operations.  The Company considers the balance of the recovery from Intelligent Electronics (interest and court costs) to be a gain contingency, as this term is defined in SFAS No. 5, Accounting for Contingencies.  Accordingly, the Company recorded the interest and court costs, as a reduction of the loss from discontinued operations, in the fourth quarter of 2000, the period in which the gain contingency was realized.

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

14.  Segment Information (as restated)

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  Revenues are attributed to geographic areas based on where the customer is located.  Segment information for the three and nine months ended August 31, 2001 and August 31, 2000 is as follows:

	Digital
	Video
Three months ended August 31, 2001	Systems	Services	Corporate	Total
(as restated)
Net sales from external customers	$5,730	$2,066	$-	$7,796

Gross profit	1,641	1,718	-	3,359

Depreciation and amortization	607	21	-	628

Interest income, net	-	-	50	50

Nine months ended August 31, 2001
(as restated)
Net sales from external customers	$18,576	$6,906	$-	$25,482

Gross profit	6,909	5,313	-	12,222

Depreciation and amortization	1,907	160	-	2,067

Interest income, net	-	-	221	221

Three months ended August 31, 2000

Net sales from external customers	$9,839	$2,703	$-	$12,542

Gross profit	5,093	2,068	-	7,161

Depreciation and amortization	701	25	-	726

Interest income, net	-	-	260	260

Nine months ended August 31, 2000

Net sales from external customers	$28,549	$7,268	$-	$35,817

Gross profit	14,654	6,001	-	20,655

Depreciation and amortization	2,125	64	-	2,189

Interest income, net	-	-	809	809

Tax provision			30	30

Interest income and income taxes are considered corporate level activities and are, therefore, not allocated to segments.  Management believes transfers between geographic areas are accounted for on an arms length basis.

Net sales by geographic area for the three and nine months ended August 31, 2001 and August 31, 2000 were as follows (in thousands):

	Three months ended
	August 31,	August 31,
	2001	2000
	(as restated)
North America	$5,143	$8,803
United Kingdom, Sweden, Denmark and Norway	767	1,271
Germany, Austria and Switzerland	372	481
France, Spain, Benelux and Italy	543	864
Asia Pacific	971	1,123

	$7,796	$12,542

	Nine months ended
	August 31,	August 31,
	2001	2000
	(as restated)
North America	$17,141	$22,566
United Kingdom, Sweden, Denmark and Norway	2,581	3,660
Germany, Austria and Switzerland	921	2,022
France, Spain, Benelux and Italy	1,996	2,808
Asia Pacific	2,843	4,761

	$25,482	$35,817

Long-lived tangible assets by geographic area for the quarters ended August 31, 2001 and November 30, 2000 consist of the following (in thousands):

	August 31,	November 30,
	2001	2000

North America	$4,156	$5,278
United Kingdom	144	194
Germany	43	33
Italy	9	16
France	81	95

	$4,433	$5,616

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

16.  Discontinued Operations (as restated)

On August 29, 2001, the Company signed an agreement to sell its software product line to Autodesk, Inc. for $16 million in cash. As a result of this transaction, the assets consisting primarily of accounts receivable, inventory, equipment, intangible assets, and income taxes payable of the software product line to be discontinued, have been separately classified in the accompanying balance sheet at August 31, 2001. The November 30, 2000 balance sheet has been restated to conform to the current year’s presentation. The disposal date was October 5, 2001. The Company’s software product line consisted of products acquired in the Terran acquisition and the merger with Digital Origin.

The net income (loss) from these operations is included in the accompanying statements of operations under “discontinued operations”.  Net sales of the software product line for the three and nine months ended August 31, 2001 were $2.1 million and $10.5 million, respectively. Net sales of the software product line for the three and nine months ended August 31, 2000 were $6.8 million and $22.0 million, respectively.

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

Results of Operations

The statements of operations for the three and nine months ended August 31, 2001 and the statement of cash flows for the nine months ended August 31, 2001 have been restated.  In the Company’s previously filed Form 10-Q for the quarterly period ended August 31, 2001, revenue and costs of certain software products related to the Company’s discontinued operations (Note 16) were incorrectly included in the results from continuing operations. The impact of the restatements on the Company’s previously filed Form 10-Q for the quarterly period ended August 31, 2001 is as follows:

	Three months ended
	As restated	As reported

Net sales	$7,796	$8,059
Cost of sales	4,437	4,582
Loss from continuing operations	(4,115)	(3,997)
Loss from discontinued operations	$(903)	$(1,021)

Basic and diluted net loss per share
Continuing operations	$(0.33)	$(0.32)
Discontinued operations	$(0.07)	$(0.08)
Total	$(0.40)	$(0.40)

	Nine months ended
	As restated	As reported

Net sales	$25,482	$25,993
Cost of sales	13,260	13,304
Loss from continuing operations	(13,123)	(12,656)
Loss from discontinued operations	$(2,700)	$(3,167)

Basic and diluted net loss per share
Continuing operations	$(1.06)	$(1.02)
Discontinued operations	$(0.22)	$(0.26)
Total	$(1.28)	$(1.28)

Accordingly, Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised to reflect the restatement.

The following table shows certain consolidated statements of operations data as a percentage of net sales.

	Three months ended August 31,		Nine months ended August 31,
	2001	2000	2001	2000
	(as restated)		(as restated)
Net sales:
Products	73.5%	78.4%	72.9%	79.7%
Services	26.5	21.6	27.1	20.3
Total net sales	100.0	100.0	100.0	100.0
Cost of sales	56.9	42.9	52.0	42.3
Gross profit	43.1	57.1	48.0	57.7
Operating expenses:
Research and development	34.5	23.4	31.6	23.0
Selling and marketing	33.2	26.0	38.5	27.4
General and administrative	24.7	8.5	18.0	8.7
Amortization and write-down of acquisition-related intangible assets	6.1	2.4	9.5	1.9
Acquired in-process research and development	-	-	-	1.3
Restructuring charge	4.0	-	3.5	-
Total operating expenses	102.5	60.3	101.1	62.3
Operating loss	(59.4)	(3.2)	(53.1)	(4.6)
Interest income, net	0.6	2.1	0.9	2.3
Other income (expense), net	6.0	(2.6)	0.8	(1.8)
Loss from continuing operations	(52.8)	(3.8)	(51.4)	(4.2)
Tax provision	-	-	-	-
Net loss from continuing operations	(52.8)	(3.8)	(51.4)	(4.2)
Discontinued operations
Income (loss) from discontinued operations	(11.6)	6.0	(10.6)	(4.9)
Net income (loss)	(64.4)%	2.2%	(62.0)%	(9.1)%

Comparison of Third Fiscal Quarter of 2001 to Third Fiscal Quarter of 2000

Net sales.  Total net sales from continuing operations for the third fiscal quarter ended August 31, 2001 decreased 37.8% to $7.8 million from $12.5 million for the third quarter of fiscal 2000.  Net sales of products from continuing operations for the third fiscal quarter ended August 31, 2001 decreased 41.8% to $5.7 million from $9.8 million for fiscal 2000.  The decrease in net sales from products is due to a number of factors including lower unit sales on both the Macintosh and Windows operating platforms and lower average selling prices for our digital video systems ($3.1 million) and lower sales of our MPEG-based products ($0.7 million).  We attribute the decrease in sales of our digital video systems to increased competition and lower demand and anticipate this trend in lower year-over-year sales will continue for the remainder of fiscal 2001.  Net sales from continuing operations for services for the third fiscal quarter ended August 31, 2001 were $2.1 million, a decrease of 23.6% from the third quarter of fiscal 2000.   The decrease in net sales from services is the result of lower sales of service contracts due to lower units sales of our digital video systems and the elimination of encoding and hosting services.

Gross profit.  Gross profit from continuing operations decreased 53.1% to $3.4 million in the third fiscal quarter of 2001 from $7.2 million in the third quarter of fiscal 2000.  Gross profit as a percentage of net sales from continuing operations decreased to 43.1% in the third fiscal quarter of 2001 from 57.1% in the third quarter of fiscal 2000.  Specifically, gross profit as a percentage of net product sales from continuing operations decreased to 28.6% in the third fiscal quarter of 2001 from 51.8% in the third quarter of fiscal 2000, while gross profit as a percentage of net sales of services from continuing operations increased to 83.2% in the third fiscal quarter of 2001 from 76.5% in the third quarter of fiscal 2000.  The percentage increase in services resulted from the elimination of encoding and hosting services during the second quarter of fiscal 2001.  Gross profit as a percentage of net product sales from continuing operations decreased due to lower average selling prices for our digital video systems and lower units sales.  We currently forecast overall gross profit as a percentage of net sales will be relatively stable for the remainder of this fiscal year, however, due to uncertainty regarding the level of sales and potential fluctuations in the mix of products sold, gross profit as a percentage of net sales may vary from one quarter to another.

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

Selling and marketing.  Selling and marketing expenses from continuing operations decreased 20.8% to $2.6 million in the third fiscal quarter of 2001 from $3.3 million in the third quarter of fiscal 2000.  Selling expenses consist primarily of salaries and related benefits, commissions, travel, occupancy and depreciation.  Marketing expenses consist primarily of salaries and related benefits, trade shows, advertising, sales literature and lead generation activities.  The decrease in selling and marketing expenses resulted primarily from reduced marketing expenses including salaries and related benefits, advertising and lead generation activities.  We currently anticipate that our selling and marketing expenses will decrease in our fiscal fourth quarter due to lower salary and other employee-related expenses as we adjust our expenses to be more in line with our forecasted lower level of sales.

General and administrative.  General and administrative expenses from continuing operations increased 79.9% to $1.9 million in the third fiscal quarter of 2001 from $1.1 million in the third quarter of fiscal 2000.  General and administrative expenses include the cost of human resources, finance, information technology, legal and other administrative functions of the Company.  We increased the allowance for doubtful accounts by $150,000 due to the softening economy in the United States and our expectation that some of our customers will experience difficulties in meeting their financial obligations.  We also increased our legal reserve for several lawsuits (see Note 9) that we currently anticipate may result in a settlement by the company and we increased our bonus accrual by $200,000 for payments to employees that made significant contributions to the company.   We currently anticipate that our general and administrative expenses will decrease in the fourth quarter as we reduce expenses to be more in line with our forecasted lower level of sales.

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

Restructuring charge.  During the third fiscal quarter of 2001, we recorded a restructuring charge of $310,000 in connection with a reorganization of the company that resulted in severance payments to terminated employees.  There was no similar expense recorded in the third fiscal quarter of 2000.

Interest income, net.  Interest income decreased 80.8% to $0.1 million in the third fiscal quarter of 2001 from $0.3 million in the third quarter of fiscal 2000.  The decrease in interest income is due to lower cash and cash equivalent balances in fiscal 2001 versus 2000.  During fiscal 2000, we purchased several companies utilizing our existing cash and cash equivalents to pay for these acquisitions.  We currently anticipate interest income will increase in the fourth quarter fiscal 2001 compared to the third quarter of fiscal 2001 due to higher cash balances as a result of the sale of our streaming media software business to Autodesk, Inc.

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

Discontinued operations.  We recorded a loss from discontinued operations of ($0.9) million or ($0.07) per share, in the third fiscal quarter of 2001 versus net income of $0.8 million, or $0.06 per share, in the third quarter of fiscal 2000.  The loss in the third quarter of fiscal 2001 includes all the operations that were sold to Autodesk, Inc.

Net loss.  As a result of the above factors, we had a net loss from continuing operations for the third fiscal quarter of 2001 in the amount of ($4.1) million, or ($0.33) per share, compared to a net loss of ($0.5) million, or ($0.04) per share, in the third quarter of fiscal 2000.  Total net loss, including discontinued operations, for the third quarter of fiscal 2001 was ($5.0) million or ($0.40) per share, versus net income of $0.3 million, or $0.02 per share, for fiscal 2000.

Comparison of First Nine Months of Fiscal 2001 to First Nine Months of Fiscal 2000

Net sales.  Total net sales from continuing operations for the first nine months ended August 31, 2001 decreased 28.9% to $25.5 million from $35.8 million for the first nine months of fiscal 2000.  Net sales of products from continuing operations for the first nine months ended August 31, 2001 decreased 34.9% to $18.6 million from $28.5 million for fiscal 2000.  The decrease in net sales of products from continuing operations is due to a number of factors including lower unit sales on both the Macintosh and Windows operating platforms, lower average selling prices for our digital video systems, and lower sales of the MPEG-based products acquired in the acquisition of Wired, Inc.  Net sales from products acquired from Integrated Computing Engines, Inc. in August 2000 totaled $2.9 million in the first nine months of fiscal 2001 versus $0.5 million for the first nine months of fiscal 2000.  We attribute the decrease in sales of our digital video systems to increased competition and lower demand and anticipate this trend in lower year-over-year sales will continue for the remainder of fiscal 2001.  Net sales from continuing operations for services for first nine months ended August 31, 2001 were $6.9 million, a decrease of $0.4 million from the first nine months of fiscal 2000.    During the second quarter of fiscal 2001, we closed our encoding and hosting services division, named Streamriver, and sold certain assets related to the business.   Prior to shutting down Streamriver, net sales were $0.3 million in fiscal 2001.

Gross profit.  Gross profit from continuing operations decreased 40.8% to $12.2 million in the first nine months of 2001 from $20.7 million in first nine months of fiscal 2000.  Gross profit as a percentage of net sales from continuing operations decreased to 48.0% in the first nine months of 2001 from 57.7% in the first nine months of fiscal 2000.  Specifically, gross profit as a percentage of net product sales from continuing operations decreased to 37.2% in the first nine months of 2001 from 51.3% in the first nine months of fiscal 2000, while gross profit as a percentage of net sales of services from continuing operations decreased to 76.9% in the first nine months of 2001 from 82.6% in the first nine months of fiscal 2000.  The percentage decrease in services resulted from increased costs related to encoding and hosting services.  Gross profit as a percentage of net product sales from continuing operations decreased due to lower average selling prices for our digital video systems and lower unit sales.  We currently forecast overall gross profit as a percentage of net sales will be relatively stable over the next several quarters, however, due to uncertainty regarding the level of sales and potential fluctuations in the mix of products sold, gross profit as a percentage of net sales may vary from one quarter to another.

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

Selling and marketing.  Selling and marketing expenses from continuing operations were $9.8 million in the first nine months of fiscal 2001 compared to $9.8 million in the first nine months of fiscal 2000.  Selling expenses consist primarily of salaries and related benefits, commissions, travel, occupancy and depreciation.  Marketing expenses consist primarily of salaries and related benefits, trade shows, advertising, sales literature and lead generation activities.  We currently anticipate that our selling and marketing expenses will decrease in our fiscal fourth quarter due to lower salary and other employee-related expenses as we adjust our expenses to be more in line with our forecasted lower level of sales.

General and administrative.  General and administrative expenses from continuing operations increased 47.1% to $4.6 million in the first nine months of fiscal 2001 from $3.1 million in first nine months of fiscal 2000.  General and administrative expenses include the cost of human resources, finance, information technology, legal and other administrative functions of the Company.  We increased the allowance for doubtful accounts by $150,000 due to the softening economy in the United States and our expectation that some of our customers will experience difficulties in meeting their financial obligations.  We also increased our legal reserve in the third quarter of fiscal 2001 for several lawsuits (see Note 9) that we currently anticipate may result in a settlement by the company and we increased our bonus accrual by $200,000 for payments to employees that made significant contributions to the company.   We currently anticipate that our general and administrative expenses will decrease in the fourth quarter as we reduce expenses to be more in line with our forecasted lower level of sales.

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

Interest income, net.  Interest income decreased 72.7% to $0.2 million in the first nine months of fiscal 2001 from $0.8 million in the first nine months of fiscal 2000.  The decrease in interest income is due to lower cash and cash equivalent balances in fiscal 2001 versus 2000.  During fiscal 2000, we purchased several companies utilizing our existing cash and cash equivalents to pay for these acquisitions. We currently anticipate interest income will increase in the fourth quarter fiscal 2001 compared to the third quarter of fiscal 2001 due to higher cash balances as a result of the sale of our streaming media software business to Autodesk, Inc.

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

Discontinued operations.  We recorded a loss from discontinued operations of ($2.7) million or ($0.22) per share, in the first nine months of fiscal 2001 versus a net loss of ($1.7) million or ($0.15) per share, in the first nine months of fiscal 2000.  The loss in the first nine months of fiscal 2001 includes all the operations that were sold to Autodesk, Inc.

Net loss.   As a result of the above factors, we had a net loss from continuing operations for the first nine months of 2001 in the amount of ($13.1) million, or ($1.06) per share, compared to a net loss of ($1.5) million, or ($0.13) per share, in the first nine months of fiscal 2000.  Total net loss, including discontinued operations, for the first nine months of fiscal 2001 was ($15.8) million, or ($1.28) per share, versus a net loss of ($3.3) million, or ($0.28) per share, for fiscal 2000.

Liquidity and Capital Resources

We have funded our operations to date primarily from public offerings of equity securities and cash flows from operations.  As of August 31, 2001, the Company’s principal sources of liquidity included cash and cash equivalents and marketable securities totaling approximately $6.7 million.

For the nine months ended August 31, 2001, cash used in operating activities from continuing operations was approximately $8,162,000 compared to approximately $1,535,000 for the same period a year ago.  For the nine months ended August 31, 2001, cash used in operating activities from discontinued operations was approximately $1,006,000 compared to approximately $8,148,000 for the same period a year ago.  The Company incurred a net loss from continuing operations of $13,123,000 offset by significant non-cash items, including depreciation, amortization and write-down of intangible assets for continuing operations, in the amount of $4,487,000.  A significant portion of the cash used in operating activities is attributable to a significant reduction in accounts payable of $2,862,000.  Accounts receivable provided cash in operating activities in the amount of $2,546,000 due to the amount timing of sales in the quarter and the subsequent collection of those sales, which resulted in days sales outstanding of 43.   Inventory provided cash in operating activities in the amount of $2,140,000 during the first nine months of fiscal 2001, compared with inventory utilizing cash in operating activities of $2,396,000 for the same period a year ago.  Deferred revenue for the first nine months of fiscal 2001 utilized cash of $968,000, compared to providing cash of $168,000 for the same period a year ago.  Deferred revenue declined during the first nine months of fiscal 2001 due to lower unit sales of our digital video systems and, therefore, lower unit sales of service contracts for those systems.  Accrued expenses utilized cash of $741,000, compared to providing cash of $865,000 for the same period a year ago.  Accrued expenses declined during the first nine months of 2001 due primarily to accrued legal and audit expenses that were paid during the period.

Net cash provided by investing activities was approximately $4,674,000 during the nine months of fiscal 2001, compared to cash used in investing activities of approximately $859,000 for the same period a year ago.  Cash provided by investing activities during the first nine months of fiscal 2001 consisted of net proceeds from the sale of marketable securities of $5,419,000, partially offset by the purchases of equipment for $768,000.  The proceeds from the sales of marketable securities were used to fund the purchases of equipment and working capital needs due to the net loss incurred in the first nine months of fiscal 2001.

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

As of August 31, 2001, our principal sources of liquidity included cash and marketable securities.  Additionally, on August 29, 2001 we entered into an agreement to sell our streaming media software business to Autodesk, Inc. for $16 million in cash.  The transaction was completed on October 5, 2001 and, subsequent to closure, the company received $14 million in cash with the remaining $2 million deposited in escrow for one year.  We believes our current cash, marketable securities and cash provided by future operations will be sufficient to meet the our working capital and anticipated capital expenditure requirements for at least the next twelve months.  Although operating activities may provide cash in certain periods, to the extent we experience growth in the future, our operating and investing activities may require significant cash.  Consequently, any such future growth may require us to obtain additional equity or debt financing.  In addition, we may consider the sale of certain assets to raise capital.

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

Merger and Acquisition Related Risks.  During fiscal year ended November 30, 2000, we completed the merger with Digital Origin and the acquisitions of Wired, 21st Century, and J2. In addition, we completed the acquisition of certain assets of Integrated Computing Engines, Inc.  Our business and results of operations could be materially adversely affected in the event we fail to complete publicly announced acquisitions or to successfully integrate the business and operations of the merger or the acquisitions.  In the future, we may continue to acquire or merge with existing businesses, products, and technologies to enhance and expand our line of products.  Such mergers and acquisitions may be material in size and in scope.  There can be no assurance that we will be able to identify, acquire, or profitably manage additional businesses or successfully integrate any acquired businesses into our business without substantial expenses, delays, or other operational or financial problems.  Acquisitions involve a number of special risks and factors, including increasing competition for attractive acquisition candidates in our markets, the technological enhancement and incorporation of acquired products into existing product lines and services, the assimilation of the operations and personnel of the acquired companies, failure to retain key acquired personnel, adverse short-term effects on reported operating results, the amortization of acquired intangible assets, the assumption of undisclosed liabilities of any acquired companies, the failure to achieve anticipated benefits such as cost savings and synergies, as well as the diversion of management’s attention during the acquisition and integration process.  We may not be able to operate the acquired businesses properly and may not be able to successfully recover amounts paid for such businesses.  Some or all of these special risks and factors may have a material adverse impact on our business, operating results, and financial condition and, as a result, may negatively affect the market price of our common stock.

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

Competition.  The market for our products is highly competitive and characterized by pressure to reduce prices, incorporate new features and accelerate the release of new products.  A number of companies currently offer products that compete directly or indirectly with our products, including Accom, Inc., Adobe Systems Inc., Apple Computer Inc., Avid Technology, Inc., Discreet (a division of Autodesk, Inc.), FAST Electronic GmbH, Leitch, Inc., Matrox Electronic Systems Ltd. and Pinnacle Systems, Inc.  In addition, we expect much larger vendors, such as Matsushita Electric Industrial Company Ltd., Microsoft Corporation, and Sony Corporation, to develop and introduce digital editing systems that may compete with our products.  Many of these current and potential competitors have greater financial, technical and marketing resources than us, including, without limitation, larger and more established selling and marketing capabilities, greater brand recognition and a larger installed base of customers, and well-established relationships with our existing and potential customers, complementary technology vendors and other business partners.  As a result, our competitors may be able to develop products comparable to or superior to our own products, adapt more quickly than us to new technologies, evolving industry standards or customer requirements, or lower their product costs and thus be able to lower prices to levels at which we could not operate profitably, the occurrence of any of which could have a material adverse effect on our business and operating results.  In this regard, we believe that we will continue to experience competitive pressure to reduce prices, particularly for our high data rate systems.  We have historically realized higher gross profit on the sale of these high data rate systems, and such continued competitive pricing pressure could result in lower sales and gross margin, which in turn could adversely affect our business and operating results and negatively affect the price of our common stock.

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

Dependence on Single or Limited Source Suppliers.  The Company is dependent on single or limited source suppliers for several key components used in its products that have no ready substitutes, including various audio and video signal processing integrated circuits manufactured in each case only by Crystal Semiconductor Corp., Fairchild Semiconductor Corp., Gennum Corporation, Toshiba, Kawasaki LSI USA Inc., LSI Logic Corp., Philips Semiconductors or Zoran Corp.  The availability of many of these components is dependent on our ability to provide suppliers with accurate forecasts of our future requirements, and certain components we use to build our products have been subject to industry-wide shortages.  We do not carry significant inventories of these components and have no guaranteed supply arrangements with such suppliers.  There can be no assurance that our inventory levels will be adequate to meet production needs during any interruption of supply.  Our inability to develop alternative supply sources, if required, or a reduction or stoppage in supply, could delay product shipments until new sources of supply become available, and any such delay could adversely affect our business and operating results in any given period and negatively affect the price of our common stock.

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

Dependence on Distributors and Resellers.  We rely primarily on our worldwide network of independent distributors and value-added resellers (“VARs”) to distribute and sell our products to end-users.  Our distributors and resellers generally offer products from several different companies, including in some cases products that are competitive with our own products.  In addition, many of the VARs are small organizations with limited capital resources.  There can be no assurance that our distributors and resellers will continue to purchase products from us, or that our efforts to expand our network of distributors and resellers will be successful.  Any significant failure on our part to maintain or expand our network or distributors and resellers could have a material adverse effect on our business and operating results and negatively affect the price of our common stock.

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

History of Losses.  We have incurred substantial operating losses during the current year and in each of the past five fiscal years.  We incurred an operating loss from continuing operations of approximately $13.1 million for the first nine months of fiscal 2001 and as of August 31, 2001, we had an accumulated deficit of approximately $205.2 million.  Over the past four years we have significantly increased our research and development expenses as a percentage of total sales and we plan to continue to invest in new technology, and as a result, we may incur operating losses in future periods.  We will need to generate increases in our current sales levels to achieve profitability and we may not be able to do so.  If our sales grow more slowly than we anticipate or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenue, our business will be significantly and adversely affected.  Our failure to achieve profitability or achieve the level of profitability expected by investors and securities analysts may adversely affect the market price of our common stock.

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

Item 6. Exhibits and Reports on Form 8-K

a)  Exhibits

Exhibits required as part of this Quarterly Report on Form 10-Q are listed in the exhibit index on page 30.

b)  Reports on Form 8-K

There were no reports on Form 8-K during the quarter ended August 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Media 100 Inc.

Date:	February 1, 2002	By:	/s/ Steven D. Shea
Steven D. Shea
Chief Financial Officer
Treasurer

EXHIBIT INDEX

Number	Description

2.10

Asset Purchase Agreement by and among Media 100 Inc. and Autodesk, Inc, and with respect to Section 9.5 of Article IX only Computershare Trust Company, Inc. dated August 29, 2001 (filed as exhibit 2.10 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001.)