Form 10-K
period 2001-11-30
MEDIA 100 INC
filed 2002-02-28
CIK 713138

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: November 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number: 0-14779

MEDIA 100 INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of organization or incorporation)	04-2532613 (I.R.S. Employer Identification Number)
290 Donald Lynch Boulevard Marlborough, Massachusetts 01752-4748 (Address of principal executive offices, including zip code))

(508) 460-1600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
(none)
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

      The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on January 31, 2002 as reported on the Nasdaq National Market System, was approximately $28,294,828 Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of January 31, 2002 registrant had 12,667,470 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      The information required in response to certain portions of Part III of Form 10-K is hereby incorporated by reference from the specified portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in April 2002.

PART I

        This Report includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors That May Affect Future Results" and elsewhere in this Report, that could cause actual results to differ materially from historical results of those currently anticipated. In this Report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned not to place undo reliance on these forward-looking statements, which speak only as of the date hereof.

Item 1.    Business

Company Overview

        We design and sell advanced media systems for content design. Our products are personal computer-based workstations configured with proprietary software and hardware that we engineer and manufacture. In some cases, particularly with our newly-introduced product—844/X™—we sell our products as "turnkey" systems, meaning we configure and ship the system to an end user, or reseller, with a host personal computer, our software and hardware, and disk storage; in other cases, we deliver only our software and hardware ("unbundled"), typically to an independent value-added reseller that configures the turnkey system themselves on behalf of an end user.

        The paramount characteristic that makes our media systems "advanced" is real-time performance. Our systems can perform many video, audio, graphics, and metadata processing functions in real time. We believe software operating alone on personal computers cannot match this performance. Our experience is that even software operating on costly higher performance computing platforms, such as Unix®, often cannot match the real-time performance of our systems. A second characteristic also makes our systems advanced: support for very high image and audio output quality in conjunction with real-time throughout. Other currently available products reduce picture quality to support real-time functions, or they maintain picture quality but render operations—rendering is an offline host processing activity that routinely takes minutes, even hours. Rendering interrupts workflow and hinders productivity. In contrast, our systems, especially our latest development, 844/X, perform myriad concurrent video, audio, graphics, and metadata operations in real time at a quality level we believe is currently unmatched in the industry, even where price is no object. The result is that our systems provide our customers a workflow experience that is fast, fluid, and interactive. Using our products, they can exercise better creative judgment and get jobs done more quickly. Subsequently, creative aspiration and the potential for economic advantage lead prospects to consider adopting our products.

        The customers for our products are media professionals. They fall into several segments. Many are full-time broadcast designers, visual effects artists, and video editors operating as employees of professional television and post-production establishments, such as major networks, cable networks, independent post-production facilities, and small creative boutiques. Others are full-time or part-time video editors operating at businesses, schools, government offices, hospitals, or non-profit institutions. In some cases, our customers are "independent"; they are self-employed and operate on their own, independently, typically on behalf of both broadcast-related and non-broadcast or industrial clients.

        All our customers have in common the need to create compelling and useful video programs. Their applications range from teaching, training, and basic communication to high-profile entertainment, such as a television show or a segment like a commercial, promotional spot, or opening to a major program like the Super Bowl. The content that our customers create, whether for industrial or broadcast use, is important and valuable. Therefore, our customers value the ease of use, speed, and quality. They seek products that help them develop compelling creative ideas that they can incorporate into video programs in a reasonable time frame.

Market

        We believe our recent introduction of 844/X represents a new stage in our Company's development as we increase our focus on the content design market. As we begin shipments of 844/X in fiscal 2002, we expect to further strengthen this focus.

        We are evolving our focus on content design from our original mission of selling nonlinear or "disk-based" systems for video editing. In our original mission, which began with our first product shipments in 1993, we designed and sold nonlinear editing systems mainly to non-broadcast segments of the video industry—businesses, schools, and other institutions using audio/video equipment typically to teach, train, and communicate. In addition, we sold our products to some broadcast-related segments, particularly cable networks and smaller post-production operations. This latter focus accounted for a lower percentage of total revenues, reflecting a conscious effort on our part to de-emphasize targeting traditional customers, like the major networks or film studios, which were served well already by traditional equipment suppliers, like Sony® Corporation, and earlier developers of disk-based systems, like Avid® Technology.

        Today, the broadcast and non-broadcast markets for nonlinear editing systems, now more than 12 years old, are fraught with the business challenges that might be expected from a maturing market: there are many products from many vendors; increased competition is driving down selling prices and gross margins; and in the past two years, Apple Computer® has introduced and marketed aggressively its own proprietary solutions for basic video editing, effects processing, and DVD production on the Macintosh, reducing third-party market opportunity in the portion of the digital media market that is Macintosh based.

        We believe the 844/X and related products we have developed over the past four years incorporates remarkable next-generation media processing capabilities to enable content design, a new application.

        Content design is the assembly or arrangement by an editor or artist of highly creative content combining layers and editing. "Editing" references our original business, nonlinear editing, or disk-based editing that allows users to perform video-editing operations in real time. "Layers" refers to visual effects: video images that comprise many elements—video images that are actually a composite of many video and graphic pictures, where some or all of them may be in motion.

        Editing and layering functions are difficult to bring together successfully in a single workflow. A significant reason is that editing, using today's personal computers, typically takes place in real time, but visual effects are invariably quite slow to compute and manipulate. A personal computer will often stop accepting user input to the editing function for minutes, even hours, in order to render or compute the blending of layers. This delay means users are unproductive and interrupts their creative flow as the user cannot interact quickly and easily to view results and make changes. As a result, designing content—beautiful evocative images or pictures with greater utilitarian value—is difficult technically, time consuming, and expensive.

        We are seeking to revolutionize the content design market by making this experience easier, faster, and less expensive, so more media professionals do it. We believe demand for content design will increase as cable and satellite content grows, and as cable and satellite content providers increase their competition with traditional media outlets to attract and retain viewers in the increasingly competitive global media market place.

        During fiscal 2002, we expect early adopters of 844/X to include cable networks, regional broadcast television stations, design boutiques, smaller post-production facilities, creative agencies including ad agencies, and independent producers. We expect that these professionals will want to use 844/X to design highly creative, effects-intensive, high-layer-count spots that are typically short form—meaning programs such as interstitials (promos, opens, bumpers, and teasers) and advertisements whose duration can be measured in seconds not minutes. Beyond fiscal 2002, with successor versions of 844/X and other related new products, we expect to broaden our reach to include longer form projects, projects with higher spatial resolutions (high definition television or "HD"), and projects that require encoding video for compressed digital delivery by future broadband content providers.

Strategy

        Our strategy is to enable a larger content design market. We plan to do this by bringing fast visual effects to media professionals with visual and sound quality significantly superior to competitors; and integrating this new, fast visual effects capability with real-time editing, and permitting the easy integration of our systems with existing tools and facilities; and by being affordable, especially through the use of personal computers and standard disk storage.

        Our mission centers on the technical idea of bringing to the content design workflow the proven appeal of nonlinear performance—speed. We plan to give users speed without requiring them to trade down picture and sound quality. On the contrary, the second facet of our strategy is to establish a new digital standard for quality, higher than any other disk-based system, rivaling even advanced standard-definition digital videotape formats like D1® (Sony) and D5® (Panasonic®).

        We believe our customers will pay for real-time speed and superior quality in support of content design because these features translate directly to greater creative flexibility and improved throughput and productivity—benefits that increase the value of our users, as professionals, while helping them make money.

Products

        Our Company develops and sells three major product lines: 844/X, our system for content design that we announced on February 25, 2002, and plan to begin shipping in the first half of 2002; Media 100 i, our family of dual-stream systems that use Macintosh; and iFinish, our family of dual-stream systems that use Windows®. In addition, we sell technical support, software upgrades, and maintenance contracts, which we market under the brand name, Platinum™.

844/X

        844/X is a new fully digital system for content design that we announced on February 25, 2002, and plan to begin shipping in the first half of 2002. 844/X results from years of research involving technical and market experts. We believe 844/X represents a new generation of technology and a new equipment category—real-time content design on the desktop.

        844/X is for media professionals who need to design highly creative content combining layers and editing. 844/X performs image, graphics, and audio operations concurrently in real time at high quality. From the start, our research to produce this product involved Media 100 customers as well as users of other renowned industry products, including Adobe® After Effects®, Avid Media Composer®, and Discreet® Flame®. These customers included broadcast designers, visual effects artists, and online video editors.

        The engineering of 844/X was a "green field" endeavor meaning the 844/X development team designed virtually every line of software code and hardware component of the product from the ground up. This approach allowed us to eschew aging components and software code, outdated architectures, and waning analog standards.

        The 844/X development featured the design of a new hardware ASICs (application specific integrated circuits and a software architecture and user interface. The software architecture permits optimum use of the processing power of the ASICS and it also provides our user interface software designers with an abstraction layer that gives them unbridled access to the power of the hardware without having to control directly its complex real-time board-level, even chip-level, hardware activities. The software architecture incorporates a simplifying, modular, and extensible API-based (application programming interface-based) software structure that we believe will facilitate productive continuing development of 844/X, and other related products, for many years. The 844/X user interface also now integrates time-based editing and layer-based visual effects, along with advanced features for processing computer graphics and multi-track audio. We expect many new 844/X customers from advanced members of the After Effects user community to adopt 844/X as a real-time editorial and layering complement to Adobe's venerated software design tool.

        844/X brings together the infinite possibilities of visual effects and the proven value of nonlinear editing. We believe this workflow integration, supported by real-time GenesisEngine-based processing, is a breakthrough.

        Nonlinear editing, like story telling, is time based. Editors arrange video frames in time. Accordingly, the majority of existing nonlinear editing systems feature, as a central workspace, a window called a timeline. The editing workflow is horizontal. In contrast, visual effects comprise layers: literally, artists and editors arrange pictures on top of each other and manipulate and animate them; each video frame, computer graphic, or piece of text can be a layer; each resultant final video image is a composite of these layers. Advanced users may composite 50 or more layers. The workflow to create these layered video frames is depth-based or vertical.

        Because nonlinear editing is inherently fast using standard personal computers and visual effects are inherently slow—the personal computer halts to render layers and the more layers, the longer the stoppage—the successful marriage of editing and layering has not clearly materialized. Current solutions mainly support either nonlinear video editing or working with layers to design visual effects; the latter is often called compositing. Bringing these separate workflows together is made complicated by the real-time nature of editing video and the rendering-intensive nature of compositing layers.

        We plan to resolve these conflicting requirements by introducing a new integrated workflow that combines the dimensions of time and depth to give content designers myriad concurrent effects possibilities in real time; access to unlimited layers with acceleration that is fast; professional nonlinear editorial speed throughout.

        844/X uses standard personal computers and disk storage and works well with third-party software. The system costs a fraction of many current solutions offering dual-stream video editing or advanced visual effects.

        We believe the value proposition of 844/X, given its breakthroughs in workflow, speed, and quality, and the enormous future potential of the product as we further develop it, will compel current and aspiring content designers to consider purchasing the product. In our marketing, we do not plan to position 844/X as a product that replaces other existing products; rather, we plan to position 844/X as a new category of tool entirely, which is how we see it, that prospects should consider as an addition to the arsenal of post-production tools they use already to create compelling and useful video programs.

Media 100 i Product Line

        Media 100 i is our dual-stream product line that uses Macintosh as a host computer. We announced Media 100 i Version 8 (V8) at the Macworld exhibition in early January 2002 and plan to ship it later this fiscal year.

        V8 is a powerful OS X-native version of the Media 100 i product line that replaces Media 100 i version 7.5. OS X is the new operating system from Apple Computer that they have introduced ultimately to replace the original Macintosh operating system, called Version 9. In addition to using OS X, V8 introduces a fresh new user interface for Media 100 i based on Apple's new Aqua interface. V8 also provides expanded effects and sound design functions.

        We designed V8 with a new driver (software), new middleware software, and modernized interface architecture to take advantage of OS X® and Aqua® usability improvements. The new effects design functions allow users to draft composites directly in the Media 100 i timeline, using newly expanded graphics tracks. Users can then export composites to Adobe After Effects or other third-party applications for further finishing, returning the composites back to Media 100 i using our InstantMedia technology. Sound design enhancements in V8 include the expansion of audio track mixing and processing to 24 simultaneous real-time tracks. V8 audio also features a new master audio track as well as support for audio reverb and other audio effects.

        Like Media 100 i version 7.5, V8 incorporates streaming media features using EventStream™ technology for creating interactive streams operating with the Discreet Cleaner® application. V8 also provides support for a wide range of analog and digital input and output interface standards for compatibility with most video equipment formats.

iFinish Product Line

        iFinish is our dual-stream product line that uses Windows and Intel-standard personal computers as a host.

        Functionally similar to the Media 100 i products, the iFinish products provide video editors real-time functions supporting video editing, effects creation, graphics, and sound mixing along with EventStream for creating interactive streams using the Cleaner application. The iFinish systems are designed to allow editors and artists to assemble video programs using source material from virtually anywhere, analog or digital, then output their finished productions anywhere—to the Web, to DVD, to tape, to cable, or to air. This workflow flexibility means iFinish users can create valuable content once, then deliver it in many different forms as traditional or new media. The iFinish products give media professionals advanced performance, including real-time editing, effects design and processing in real time, and real-time sound mixing of numerous, CD-quality audio tracks.

        As "dual-stream" systems, the Media 100 i and iFinish products operate by moving two or "dual" video streams in real time to and from disk. Like other dual-stream systems, the Media 100 i and iFinish products use 8-bit quantization, compress video to simplify internal data transfers and conserve disk storage, and process layers (greater than the dual video streams) by rendering them. We developed these dual-stream products in the 1990s to replace A/B roll videotape editing systems, which are videotape deck-based, not disk-based, and employ two streams (transferred in a forward or backward—or "linear"—direction off videotape). Media 100 i and iFinish thus target mainstream professional video editors. To support content design, Media 100 i and iFinish products can be used in conjunction with third-party applications like Adobe After Effects. This approach to content design requires switching between applications to perform virtually all content design functions other than editing, then rendering image operations. The rendering always takes extra time, but it is less onerous if the number of layers is small; the rendering can be quite time consuming, taking minutes, even hours, for programs incorporating more layers. Historically, this fact has led many content designers to opt for costly non-personal computer solutions, such as ones from Discreet (a division of Autodesk®, Inc.), and Quantel® Ltd., which use Unix workstations from Silicon Graphics®, Inc., or entirely proprietary platforms, to achieve faster rendering throughput.

Platinum Services

        Our Platinum Services comprise technical support and service packages that we offer to our customers for a fee. Customers purchase our Platinum packages with options such as: toll-free telephone technical support (either during business hours, five days a week, or 24 hours per day, seven days a week); automatic free software updates; temporary replacement hardware; and extended warranty. In addition, we have from time to time offered hardware upgrades, replacement hardware, and new products to our Platinum subscribers at preferred prices. We have also introduced the Platinum One-Stop service, in which subscribers can obtain telephone technical support for compatible third-party products integrated with their media system.

Technology

        Our 844/X, Media 100 i, and iFinish systems all comprise software and hardware that we design and integrate to operate with personal computers.

844/X

        844/X incorporates a new software architecture that includes several major software components: a newly-designed user interface compatible with Windows; support for plug-ins compatible with Adobe After Effects; support for InstantMedia, our software design for using Apple QuickTime to allow third-party applications to directly access and use 844/X media; a foundation (or abstraction) layer separating the user interface from complex hardware activities; a media and metadata core; and drivers that communicate directly with the real-time operating system software and real-time hardware media processing functions of the GenesisEngine using Very Long Instruction Words (VLIW).

        The software architecture is an open, modular design that uses API commands for module-to-module communications. The modular approach to software development permits multiple software engineers to work in unison simultaneously developing the product with high productivity.

        The 844/X user interface integrates time-based editing and layer-based visual effects in a new workflow that also includes controls for designing and processing computer graphics and mixing 16 tracks of real-time studio-quality 20- and 24-bit audio.

Media 100 i and iFinish

        Like 844/X, our dual-stream products comprise software and hardware that we design and integrate for use with personal computers—Media 100 i with Macintosh and iFinish with Windows.

        The software includes a user interface application level of software and embedded system software. The user interface provides the operator with controls for performing video editing; it also provides access to other applications for bringing computer graphics and specialized video and audio effects processing into the hub-editing environment. The embedded system software controls real-time data movement in concert with the host computer operating system; it also serves to control hardware functions, acting as an intermediary between the application and the hardware circuits.

        Media 100 i and iFinish incorporate a media processing engine, called P6000™ (formerly called "Vincent" and "Vincent 601"), which we have designed and manufacture. The P6000 supports essential video and audio processing functions and comprises one or two PCI cards that fit into the backplane of either a Windows or Macintosh computer. The P6000 includes broadcast-quality video input and output decoder/encoder subsystems, a proprietary, dynamically-variable compression subsystem, a 16-bit multi-track compact disc-quality digital audio subsystem, and two high-speed 32-bit microprocessors responsible for transferring digital audio and video data, at throughput rates of up to 30 megabytes per second, inside the host computer's central processing unit ("CPU"). The P6000 engine is the primary technical facilitator of real-time, nonlinear video editing performance with output that provides broadcast-quality video and compact disc-quality audio. An available auxiliary-processing card, when used in conjunction with the P6000 engine, enables the processing of a second stream of video of similar quality. The output video is 30 frames per second, 60 fields per second (NTSC), or 25 frames per second, 50 fields per second (PAL), and synchronized with multiple tracks of 16-bit audio.

Sales and Distribution

        We market and sell our products to end users through a worldwide channel of specialized value-added resellers ("VARs"), distributors, and direct to end users through our internal telemarketing group and Web site. VARs and distributors account for the majority of our sales. Further, we expect to increase our focus on our VAR channel in the coming year as we begin the first customer shipments of 844/X.

        VARs typically sell, assemble, and install turnkey systems using personal computers, disk drives, and ancillary video equipment. For a further discussion of the risks and uncertainties associated with our dependence on an indirect sales channel of independent VARs, see "Cautionary Statements" included in Part II, Item 7, of this Annual Report on Form 10-K.

        Internationally, we have adopted similar sales channels. In the United Kingdom, France, and Germany, our subsidiaries manage Web site sales, VAR networks, and contract with distributors who may sell directly to end users or through VAR networks of their own. Elsewhere, we sell through distributors, which may sell directly to end users, or act as VARs, or manage VAR networks in their respective territories. Sales of our products outside of the North America represented approximately 34%, 37% and 36% of our net sales for fiscal years 2001, 2000, and 1999, respectively. For additional information as to revenue by geographic location, see Note 12 in the Notes to Consolidated Financial Statements. For a further discussion of the risks and uncertainties associated with international operations, see "Cautionary Statements" included in Part II, Item 7 of this Annual Report on Form 10-K.

Competition

        The digital media market is highly competitive. A large number of suppliers provide different types of products and services. In the market, there is continuous pressure to reduce prices, incorporate new features, and improve functionality.

        We encounter competition primarily from Accom®, Inc., Adobe Systems Inc., Apple Computer, Inc., Avid Technology, Inc., Discreet (a division of Autodesk, Inc.), Leitch®, Inc., Matrox® Electronic Systems Ltd., Pinnacle® Systems, Inc., and Quantel Ltd. Competition also comes from Matsushita® Electric Industrial Company Ltd. ("Matsushita") and Sony Corporation ("Sony"), which have either introduced or announced plans to introduce disk-based systems. Because the market is constantly changing, it is difficult to predict future sources of competition; however, competitors are likely to continue to include larger vendors, such as Apple Computer, Matsushita, and Sony. Many of these competitors have substantially greater financial, technical, and marketing resources than Media 100 Inc. For a further discussion of the risks and uncertainties associated with the competitive landscape for our products, see "Cautionary Statements" included in Part II, Item 7 of this Annual Report on Form 10-K.

Research and Development

        We invest in research and development for new products and for enhancements to our existing products. As of January 31, 2002, we employed 77 full-time employees whose primary duties relate to product development and research on potential new products and technologies. Outside firms and consultants are selectively engaged to develop or assist with development of products when favorable opportunities exist. In order to compete successfully, we believe we must attract and retain qualified personnel and maintain a program of improvement for existing products, as well as the research and development of new products. For a further discussion of the risks and uncertainties associated with new product development, see "Cautionary Statements" included in Part II, Item 7 of this Annual Report on Form 10-K.

        For the fiscal years ended November 30, 2001, 2000 and 1999, we invested approximately $10.5 million, $11.0 million and $12.5 million, respectively, on the development of enhancements to our existing products and for the research and development of new products and technologies.

Manufacturing

        Our manufacturing operations consist primarily of advanced surface-mount manufacturing and testing of printed circuit assemblies, final product assembly, quality assurance and shipping. We have developed the operation specifically to address the business and technical challenge of building assemblies that are relatively highly complex, yet relatively low in volume. The surface-mount operation can support fine 576-pin, 0.050" BGA (ball grid array), and 0.040" fine pitch BGA integrated circuits and ASIC devices, which is required for assembling the GenesisEngine. We perform manufacturing functions at our facility located in Marlborough, Massachusetts.

        We believe that our control of manufacturing contributes significantly to hardware design improvements, allows for quicker development of products for shipment to market, results in superior product quality, and lowers the total cost of goods (COGs) of our products. We periodically assess our production efficiencies against the benefits of out-sourcing certain hardware production and have, on occasion, out-sourced certain products to third parties when we determined that out-sourcing was more cost effective than internally manufacturing the product.

        The components we use in the assembly of our hardware products are generally available from several distributors and manufacturers. However, we are dependent on single or limited source suppliers for several key components used in our products that have no ready substitutes, including various audio and video signal processing integrated circuits manufactured in each case only by Crystal Semiconductor® Corp., Fairchild Semiconductor® Corp., Gennum® Corporation, Toshiba, Kawasaki LSI USA® Inc., LSI Logic® Corp., Philips® Semiconductors or Zoran® Corp. The availability of many of these components is dependent on our ability to provide suppliers with accurate forecasts of our future requirements, and certain components upon which we depend have been subject to industry-wide shortages. For a further discussion of the risks and uncertainties associated with our dependence on single or limited source suppliers, see "Cautionary Statements" included in Part II, Item 7 of this Annual Report on Form 10-K.

Proprietary Rights

        Our ability to compete successfully and achieve future revenue growth will depend, in part, on our ability to protect our proprietary technology and operate without infringing the rights of others. We rely on a combination of patent, copyright, trademark and trade secret laws and other intellectual property protection methods to protect our proprietary technology. In addition, we generally enter into confidentiality agreements with our employees and with third parties with whom we share our proprietary information, and limit access to and distribution of such information. We own fourteen United States patents, beginning to expire in 2012, and have eight pending patent applications in the United States, none of which we believe is material. Although we pursue a policy of obtaining patents for appropriate inventions, we believe that our success depends primarily on the proprietary know-how, innovative skills, technical competence and marketing abilities of our employees, rather than upon the ownership of patents.

        Certain technology that we use in our products is licensed from third parties on a royalty-bearing basis. Generally, such agreements grant to us non-exclusive, worldwide rights to the subject technology and are either renewable on a periodic basis or provide for fully paid-up non-cancellable rights upon the receipt of certain aggregate payments. In certain cases the licensor may terminate the license for convenience, although we believe that the effect of any such termination would not be material.

        For a further discussion of the risks and uncertainties associated with proprietary rights see "Cautionary Statements" included in Part II, Item 7 of this Annual Report on Form 10-K and certain pending litigation, See Item 3, Legal Proceedings.

Backlog

        Most customers (VARs) order products on an as-needed basis relying, in the case of most products, on the Company's five-day delivery capability. As a result, the Company believes that its backlog at any point in time is not indicative of its future sales.

Employees

        As of January 31, 2001, we employed approximately 176 persons worldwide. None of the employees is represented by a labor union and we believe we have good relations with our employees.

        Competition for employees with the skills required by the Company is high in the geographic areas in which the Company's operations are located. We believe that our future success will depend on our continued ability to attract and retain qualified employees, especially in research and development.

Other

        844/X, Visual Voicing, Foss, Holmes, Hatalsky, GenesisEngine, Media 100, Media 100 i, iFinish, P6000, and Platinum are trademarks of Media 100 Inc. and may be registered in certain jurisdictions. All other trademarks and registered trademarks are the property of their respective holders, and are hereby acknowledged.

Item 2.    Properties

        The Company's principal executive, engineering, manufacturing, sales and marketing operations occupy approximately 56,500 square feet in a leased facility located in Marlborough, MA. The lease for this facility terminates on March 31, 2002. Total rent expense including operating expenses pursuant to the lease agreement charged to operations with respect to the Company's current Marlboro facility for fiscal years 2001, 2000 and 1999 was $1,049,000, $1,034,000 and $879,000. Rent expense including operating expenses pursuant to the lease agreement charged to operations for the consolidated Company for fiscal years 2001, 2000 and 1999 was $1,321,000, $1,283,000 and $1,105,000, respectively.

        In January 2002, the Company signed an amendment to the lease allowing the Company to occupy approximately 45,534 square feet in a new facility in Marlborough, MA owned by the same landlord. Under the amendment, the Company will continue to occupy its current space until the new space is available for occupancy. The Company expects the commencement date for occupancy at the new building will be approximately April 1, 2002 and will continue for a term of forty (40) months with an annual base rent of approximately $444,000. Upon commencement of occupancy, all obligations for its current space will terminate.

        As part of the acquisition of Terran in June 1999, the Company occupied additional office space located at 15951 Los Gatos Boulevard, Los Gatos, California. All of the Company's operations relating to the streaming media software product line occupied this space. The Company has recorded a charge to discontinued operations, net of estimated sublease income for this lease which will expire on September 30, 2004.

        As part of the shutdown of the Streamriver division, the Company recorded as a restructuring charge, rent expense, net of estimated sublease income associated with the lease for the facility in North Hollywood, California which was used by the Streamriver division. The lease expires on November 30, 2005.

        The Company also occupies sales and customer support facilities in or near Paris, France; Bracknell, England; and Munich, Germany.

Item 3.    Legal Proceedings

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

        On August 16, 2000, the U.S. Patent and Trademark Office issued an Office Action rejecting all of the claims made by Avid in their latest request for reexamination of the patent related to the aforementioned lawsuit. In addition, the Examiner at the U.S. Patent and Trademark Office designated the action as "final." On November 29, 2000, Avid filed a Notice of Appeal of the Examiner's rejections to the U.S. Patent and Trademark Office Board of Patent Appeals and Interferences. That appeal has now been fully briefed and is awaiting argument and decision. The litigation remains dismissed pending the outcome of the consolidated reissue/reexamination proceedings, and there can be no assurance that the Company will prevail in the appeal by Avid or that the expense or other effects of the appeal, whether or not the Company prevails, will not have a material adverse effect on the Company's business, operating results and financial condition.

        (iii) On January 13, 1999 and January 28, 1999, Digital Origin and one of its former directors, Charles Berger, were named as defendants in two shareholder class action lawsuits against Splash Technology Holdings, Inc. ("Splash"), various directors and executives of Splash and certain selling shareholders of Splash. The lawsuit alleges, among other things, that the defendants made or were responsible for material misstatements, and failed to disclose information concerning Splash's business, finances and future business prospects in order to artificially inflate the price of Splash common stock. The complaint does not identify any statements alleged to have been made by Charles Berger or Digital Origin. The complaint further alleges that Digital Origin engaged in a scheme to artificially inflate the price of Splash common stock to reap an artificially large return on the sale of the common stock in order to pay off its debt. Digital Origin and the former director vigorously deny all allegations of wrongdoing and intend to aggressively defend themselves in these matters. Defendant's two initial motions to dismiss the action were granted with leave to amend, and plaintiffs have again amended the complaint. Defendants filed their third motion to dismiss, which has been dismissed without, leave to amend. Plaintiffs have appealed this ruling to the 9th Circuit Court of Appeals.

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

        (v) On October 12, 1999, a lawsuit was filed against the Company by McRoberts Software, Inc. in the United States District Court for the Southern District of Indiana. The complaint alleges copyright infringement, breach of contract, and trade secret misappropriation. The complaint includes requests for unspecified monetary damages and enhanced damages, interest, costs and fees. An unfavorable verdict was filed on February 25, 2002 against the Company in the amount of $2.5 million. The Company plans to file post-trial motions with the trial court seeking to reverse the judgement. If those post-trial motions are not successful, the Company will appeal the judgement. However, at November 30, 2001, the Company has recorded a liability in the amount of $2.6 million that includes estimated legal fees associated with the litigation.

        (vi) On May 9, 2001, a lawsuit was filed against the Company by the former shareholders of Wired, Inc., a company acquired by the Company in December 1999 (see Note 3 to the Consolidated Financial Statements included herein). The complaint alleges fraud, negligent misrepresentation, breach of express and implied-in-fact contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty and violation of California business and professional code section 17200. The complaint includes requests for compensatory and punitive damages, injunctive relief, and fees. No specific amount or punitive damages are alleged, other than compensatory damages in an amount to be proven at trial, but not less than $25,000, the jurisdictional minimum for the court. The Company filed a demurrer challenging the legal sufficiency of the causes of action alleged. A hearing on that demurrer occurred on November 6, 2001 and the Court sustained the demurrer to one cause of action, for negligent false promise. The matter has been referred for mediation, which is scheduled for March 22, 2002. Discovery has been initiated and the Company has indicated it intends to vigorously defend the claims asserted.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal year 2001.

PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters

        The common stock of the Company trades on the National Market tier of The NASDAQ Stock Market under the symbol "MDEA." The following table sets forth, for the periods indicated, the high and low sales prices per share of the Company's common stock as reported on the NASDAQ National Market:

Fiscal year ended November 30,	High	Low
2000:
First Quarter	$46.25	12.25
Second Quarter	$52.75	15.00
Third Quarter	$28.00	10.06
Fourth Quarter	$22.00	2.125
2001:
First Quarter	$3.81	2.06
Second Quarter	$2.64	1.59
Third Quarter	$2.06	0.88
Fourth Quarter	$1.40	0.81

        The last reported sale price per share of the Company's common stock as reported on the NASDAQ National Market on January 31, 2002 was $2.82. As of January 31, 2002, there were 1,838 stockholders of record based upon information provided by the Company's transfer agent. The Company has never paid a cash dividend on its common stock, and the Board of Directors does not anticipate paying cash dividends in the foreseeable future.

Item 6.    Selected Financial Data

        The selected financial data should be read in conjunction with, and are qualified in their entirety by, the Company's consolidated financial statements, related notes and other financial information included herein.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA

	Fiscal Years Ended November 30,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Net sales:
Products	$22,487	$37,345	$38,567	$34,597	$41,950
Services	8,758	9,865	8,817	7,191	4,710

Total net sales	31,245	47,210	47,384	41,788	46,660
Cost of sales	16,181	21,790	18,440	17,367	19,184

Gross profit	15,064	25,420	28,944	24,421	27,476
Operating expenses:
Research and development	10,483	10,975	12,507	16,414	8,508
Selling and marketing	11,869	13,614	13,338	13,870	15,115
General and administrative	8,511	4,694	3,673	3,810	4,330
Amortization and write-off of intangible assets	2,920	1,249	—	—	—
Acquired in-process research and development	—	470	—	—	—
Restructuring	1,540	236	424	—	526

Total operating expenses	35,323	31,238	29,942	34,094	28,479

Operating loss	(20,259)	(5,818)	(998)	(9,673)	(1,003)
Interest income, net	289	951	1,387	1,622	1,781
Other expense, net	(866)	(668)	(199)	—	—

Income (loss) from continuing operations before tax (benefit) provision	(20,836)	(5,535)	190	(8,051)	778
Provision for (benefit from) income taxes	(4,700)	—	—	—	161

Income (loss) from continuing operations	(16,136)	(5,535)	190	(8,051)	617
Discontinued operations:
Income (loss) from discontinued operations, net of tax effect	4,680	(4,846)	6,229	8,654	996

Net income (loss)	$(11,456)	$(10,381)	$6,419	$603	$1,613

Basic income (loss) per share:
Continuing operations	$(1.31)	$(0.46)	$0.02	$(0.72)	$0.06
Discontinued operations	0.38	(0.40)	0.55	0.77	0.09

Basic income (loss) per share	$(0.93)	$(0.87)	$0.57	$0.05	$0.15

Diluted income (loss) per share:
Continuing operations	$(1.31)	$(0.46)	$0.02	$(0.72)	$0.06
Discontinued operations	0.38	(0.40)	0.52	0.77	0.09

Diluted income (loss) per share:	$(0.93)	$(0.87)	$0.54	$0.05	$0.14

Weighted average common shares outstanding:
Basic	12,330	11,998	11,307	11,226	11,029

Diluted	12,330	11,998	11,880	11,275	11,200

CONSOLIDATED BALANCE SHEET DATA

	As of November 30,
	2001	2000	1999	1998	1997
	(in thousands)
Cash, cash equivalents and marketable securities	$17,610	$17,661	$28,400	$32,434	$32,934
Working capital	11,141	16,066	21,058	21,797	29,146
Total assets	30,166	46,302	45,843	48,472	50,759
Stockholders' equity	16,864	27,835	31,249	30,473	37,843

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

Overview

        We design and sell advanced media systems for content design. Our products are personal computer-based workstations configured with proprietary software and hardware that we engineer and manufacture. In some cases, particularly with our newly-introduced product—844/X™—we sell our products as "turnkey" systems, meaning we configure and ship the system to an end user, or reseller, with a host personal computer, our software and hardware, and disk storage; in other cases, we deliver only our software and hardware ("unbundled"), typically to an independent value-added reseller that configures the turnkey system themselves on behalf of an end user.

        On August 29, 2001, the Company signed an agreement to sell its streaming media software product line to Autodesk, Inc. for $16.0 million in cash of which $2.0 million was deposited into an escrow account for a period of one year in case indemnification issues arise. The sale was completed on October 5, 2001. As a result of this transaction, the net assets and liabilities of the discontinued streaming media software product line consisting of accounts receivable, inventory, equipment, intangible assets, and an income tax payable have been separately classified as net assets of discontinued operations in the accompanying balance sheet at November 30, 2000. The net income (loss) from these operations and the gain on sale of the streaming media software product line are included in the accompanying statements of operations under "discontinued operations" (see Note 13 to the Consolidated Financial Statements included herein). The disposal date was October 5, 2001, the date the sale was completed. The Company's software product line consisted of products acquired in the Terran acquisition and the merger with Digital Origin (see Note 3 to the Consolidated Financial Statements included herein).

        The Company recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to Certain Transactions. Net sales are recognized following establishment of persuasive evidence of an arrangement, provided that the license fee is fixed or determinable, delivery of product has occurred via physical shipment or electronically, a determination has been made by management that collection is probable and the Company has no remaining obligations. Revenues under multiple element arrangements, which typically include products and maintenance sold together, are allocated to each element using the residual method in accordance with SOP 98-9. The Company provides for estimated returns at the time of shipment. The Company recognizes maintenance revenue from the sale of post-contract support services ratably over the life of the contract.

Digital Origin Merger and Other Acquisitions

        On May 9, 2000, the Company completed its merger with Digital Origin. Under the terms of the agreement, Digital Origin's shareholders and option holders received 0.5347 equivalent shares, or approximately 3.7 million Media 100 common shares, to effect the business combination. The transaction has been accounted for as a pooling of interests. With the sale of the streaming media software product line in on October 5, 2001, the results from Digital Origin have now been classified as discontinued operations in the accompanying statements of operations.

        As permitted by Accounting Principles Board Opinion No. 16 Business Combinations (APB No. 16), the 1999 statements of operations and cash flows presented for the combined companies are the companies' respective fiscal years, which differ by two months. The results of operations for Digital Origin for the two months ended November 30, 1999 have been excluded from the statement of operations and have been recorded directly to accumulated deficit as permitted by APB No. 16.

        The Company also acquired Terran in fiscal 1999 and Wired, J2 Digital Media, 21st Century Media and certain assets of Integrated Computing Engines, Inc. in fiscal year 2000. Each of these acquisitions was accounted for as a purchase pursuant to APB No. 16. As a result, the operations of each acquired entity are reflected in the Company's consolidated statement of operations from the date of acquisition. With the sale of the streaming media software product line on October 5, 2001, the results from Terran have now been classified as discontinued operations in the accompanying statements of operations. For a further discussion of the Company's business combinations, see Note 3 in the accompanying consolidated financial statements.

Results of Operations

        The following table sets forth for the years indicated certain consolidated statements of operations data as a percentage of net sales.

	Fiscal Years Ended November 30,
	2001	2000	1999
Net sales:
Products	72.0%	79.1%	81.4%
Services	28.0	20.9	18.6

Total net sales	100.0	100.0	100.0
Cost of sales	51.8	46.2	38.9

Gross profit	48.2	53.8	61.1

Operating expenses:
Research and development	33.6	23.2	26.4
Selling and marketing	38.0	28.8	28.1
General and administrative	27.2	9.9	7.8
Amortization and write-off of intangible assets	9.3	2.6	—
Acquired in-process research and development	—	1.0	—
Restructuring	4.9	0.5	0.9

Total operating expenses	113.0	66.2	63.2
Operating loss	(64.8)	(12.3)	(2.1)
Interest income, net	0.9	2.0	2.9
Other expense, net	(2.8)	(1.4)	(0.4)

Income (loss) from continuing operations before tax benefit	(66.7)	(11.7)	0.4
Benefit from income taxes	(15.0)	—	—

Income (loss) from continuing operations	(51.7)	(11.7)	0.4
Income (loss) from discontinued operations, net of tax effect	15.0	(10.3)	13.1

Net income (loss)	(36.7)%	(22.0)%	13.5%

Comparison of fiscal 2001 to fiscal 2000

        Net sales.    We derive our sales from the licensing of our content creation software, from the sale of our content creation systems, and from services in the form of annual contracts supporting our software and systems. In the case of software and systems, we recognize revenue upon shipment or distribution over the Internet to a customer provided there exists persuasive evidence of an arrangement, the license fee is fixed or determinable, a determination has been made by management that the collection is probable and the Company has no remaining obligations. In the case of services that support our software and systems products, called Platinum services, we recognize revenue ratably over the life of the service contract.

        Our total net sales from continuing operations for fiscal 2001 decreased 33.8% to $31.2 million from $47.2 million for fiscal 2000. Net sales from products for fiscal 2001 decreased 39.8% to $22.5 million from $37.3 million for fiscal 2000. The decrease in net sales from products is due to a number of factors including lower unit sales of both the Macintosh and Windows operating platforms and lower average selling prices for our content creation systems (decrease of $12.0 million) and lower sales of our MPEG-based products (decrease of $1.6 million). We attribute the decrease in sales of our content creation systems to increased competition and lower demand and anticipate this trend in lower year-over-year sales will continue for the Media 100 i and iFinish products currently shipping in fiscal 2002. Net sales from services for fiscal 2001 decreased 11.2% to $8.8 million from $9.9 million for fiscal 2000. The decrease in net sales from services is the result of lower sales of service contracts due to lower unit sales of our content creation systems and the elimination of encoding and hosting services. No customer accounted for more than 10% of the company's net sales in fiscal 2001 or fiscal 2000.

        Net sales from customers outside of North America accounted for approximately 34% and 37% of net sales in fiscal 2001 and fiscal 2000, respectively. With the announcement of the Company's recently introduced product, 844/X, we are continuing to develop our indirect distribution channels in North America, Europe, Asia and Latin America and currently anticipate that customers outside the North America will continue to account for a substantial portion of our net sales, and as a percentage of net sales, to remain approximately the same.

        Cost of sales.    Cost of sales for products consists of the cost of manufacturing PCI hardware boards for our content creation systems and royalties paid to third parties for their software that has been integrated into our systems. Cost of sales also includes the cost of manuals and other product documentation, shipping costs and related labor.

        Cost of sales for our service offerings consists of salaries and related expenses for service personnel delivering the service to the customer, and warranty costs. Total cost of sales decreased 25.7% to $16.2 million in fiscal 2001 from $21.8 million in fiscal 2000. The decrease in cost of sales is directly related to the lower unit sales of our content creation systems.

        Gross profit.    Our gross profit from continuing operations decreased 40.7% to $15.1 million in fiscal 2001 from $25.4 million in fiscal 2000. Overall gross profit as a percentage of net sales decreased to 48.2% in fiscal 2001 from 53.8% in fiscal 2000. Gross profit as a percentage of net sales of products decreased to 36.4% in fiscal 2001 from 46.3% in fiscal 2000, while gross profit as a percentage of net sales of services decreased to 78.4% in fiscal 2001 from 82.5% in fiscal 2000. The decrease in gross profit for products in fiscal 2001 over fiscal 2000 was the result of the reduction in average selling prices of our content creation systems as well as a decrease in overall unit sales. The decrease in gross profit for services in fiscal 2001 over fiscal 2000 was the result of encoding and hosting services, which carry a lower gross profit than our Platinum services. The Company no longer provides encoding and hosting services.

        Research and development.    Research and development expenses include costs incurred to develop and improve our existing intellectual property and develop new intellectual property and are charged to expense as incurred. To date, development costs for our systems have been charged to expense as incurred, because the costs incurred from the attainment of technological feasibility to general product release have not been significant. Our research and development costs may fluctuate from quarter to quarter due to the nature of the products under development. Some of our systems have PCI hardware included in the product and the costs associated with designing and developing this type of hardware can be expensive. In addition, our software developers require this hardware in order to integrate the software code they develop with the hardware to create a fully integrated content creation system.

        Research and development expenses decreased 4.5% to $10.5 million in fiscal 2001 from $11.0 million in fiscal 2000. The majority of the decrease in research and development expenses represented lower development costs associated with our existing content creation systems, Media 100 i and iFinish. We currently anticipate our research and development expenses will decrease in absolute dollars in fiscal 2002 versus fiscal 2001 because we believe that ongoing maintenance costs and costs of improvements to our recently announced product, 844/X, will not be as high in fiscal 2002 as the development costs for the first version in prior years.

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

        Selling and marketing expenses decreased 12.8% to $11.9 million in fiscal 2001 from $13.6 million in fiscal 2000. As a result of lower sales of our content creation systems, we reduced our expenses for salaries, employee-related costs, tradeshows, outside services, sales literature and direct mail. The decrease in selling and marketing expenses resulted primarily from lower sales of our content creation systems as discussed above. We currently anticipate that our selling and marketing expenses will decrease in absolute dollars in fiscal 2002 versus fiscal 2001 as a result of our implementation of a restructuring and cost reduction plan implemented in the second half of fiscal 2001. This restructuring plan included reducing our European subsidiaries, which are primarily comprised of selling and marketing personnel, from four to three and reducing personnel in the three remaining subsidiaries. Some of these cost savings will be offset by increased marketing costs to introduce our recently announced product, 844/X. The increase in marketing spending for 844/X will include higher costs for advertising, sales and marketing collateral, and seminars.

        General and administrative.    General and administrative expenses consist primarily of salaries and related benefits, travel and outside services for human resources, finance, information technology, legal, and other administrative functions.

        General and administrative expenses increased 81.3% to $8.5 million in fiscal 2001 from $4.7 million in fiscal 2000. The increase in general and administrative expenses resulted primarily from a legal accrual established for an unfavorable verdict in a lawsuit against the Company and estimated legal fees in the amount of $2.6 million, and increased expenses for legal, audit, salaries and employee-related costs. We currently anticipate that our general and administrative expenses will decrease in fiscal 2002 compared to fiscal 2001 as we begin to realize expense efficiencies as a result of our streamlining initiatives of the general and administrative functions, which occurred in the second half of fiscal 2001.

        Amortization of intangible assets.    We recorded expense for the amortization and write-off of intangible assets of $2.9 million in fiscal 2001 related to the acquisitions of Wired, 21st Century Media, J2 Digital Media and certain assets of Integrated Computing Engines, Inc. In fiscal 2000, we recorded amortization expense of $1.2 million related to the acquisitions mentioned above. In fiscal 2002, we expect our amortization expense will be approximately $1.7 million for these acquisitions and will amortize all remaining goodwill by the end of the fiscal year 2002.

        Acquired in-process research and development.    In connection with the acquisition of Wired, we allocated $470,000 of the purchase price to in-process research and development projects in fiscal 2000.

This allocation represented the estimated fair value based on risk-adjusted cash flows related to incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date. We did not incur any expense for acquired in-process research and development in fiscal 2001.

        Restructuring.    In fiscal 2001, we implemented a restructuring plan to better align our organization with our corporate strategy and to reflect the consolidation of several companies we acquired in the past two years. We recorded $1.5 million of restructuring expense in fiscal 2001 to reduce operating expenses in the organization. The major component of the restructuring charge relates to the termination of employment of personnel across these functions. At November 30, 2001, approximately $527,000 of the accrued restructuring charge remained to be paid, composed of severance-related costs associated with the termination of employment of personnel and rent expense, net of sublease income, associated with the Streamriver division of approximately $230,000. The total cash impact of the restructuring amounted to approximately $1.2 million, of which approximately $673,000 was paid in 2001. In fiscal 2000, we implemented a restructuring plan to reduce operating expenses and incurred a restructuring expense of $236,000. The major component of this restructuring charge related to the termination of employment of personnel in the selling and marketing and general and administrative functions. At November 30, 2001, there was no remaining obligation under the fiscal 2000 restructuring plan.

        Interest income, net.    Interest income, net, decreased 69.6% to $0.3 million in fiscal 2001 from $1.0 million in fiscal 2000. The decrease in interest income, net, resulted from lower cash and cash equivalents due primarily to the net loss incurred in fiscal 2001, the use of cash for the acquisitions of Terran, Wired, 21st Century Media, J2 Digital Media, substantially all of the assets of ICE, the merger with Digital Origin and lower interest rates available on the financial instruments we have chosen for investment. We currently anticipate that interest income will decline in fiscal 2002 versus 2001 due to lower interest rates on the financial instruments we have chosen for investment.

        Other expense, net.    Other expense, net increased 29.6% to $0.9 million for fiscal 2001 compared to $0.7 million for fiscal 2000. During the fourth quarter of fiscal 2001, we wrote off our investment of $1.0 million in Beatnik, an early stage company which was developing audio software solutions for mobile devices, after management made a determination that this asset was no longer realizable. This determination was made due to a weakening market as well as weakened prospects for a liquidity event. The remaining expense for fiscal 2001 and 2000 was primarily due to foreign currency transaction losses of $69,000 and $649,000, respectively, related to our four European subsidiaries. The increase in 2001 over 2000 was primarily related to exchange fluctuations.

        Tax benefit.    We recorded a tax benefit in fiscal 2001 of $4.7 million on our loss from continuing operations. This was offset by a net tax provision of $4.7 million on the gain from the sale of our streaming media software product line and the operating results of the discontinued operations. We did not require a tax provision in fiscal 2000 due to the net loss recorded during the fiscal year ended November 30, 2001.

        Net loss from continuing operation.    As a result of the above factors, we recorded a net loss from continuing operations in fiscal 2001 in the amount of $16.1 million, or $1.31 per share, compared to a net loss of $5.6 million, or $0.46 per share, in fiscal 2000.

        Income (loss) from discontinued operations.    Income (loss) from discontinued operations, net of taxes was $4.7 million, or $0.38 per share, consisting of a gain on the sale of the streaming media software product line of $8.2 million, offset by a loss from discontinued operations of $3.5 million. In 2000, the net loss from discontinued operations was $4.8 million, or $0.40 per share.

Comparison of fiscal 2000 to fiscal 1999

        Net sales.    Our total net sales from continuing operations for fiscal 2000 were $47.2 million compared to $47.4 million for fiscal 1999. Net sales from products for fiscal 2000 decreased 3.1% to $37.3 million from $38.6 million for fiscal 1999. The decrease in net sales from products was due primarily lower unit shipments and lower average selling price of our content creation systems, partially offset by sales from products from the acquisitions of Wired, Inc. and certain assets of Integrated Computing Engines, Inc. No customer accounted for more than 10% of our net sales in fiscal 2000 or fiscal 1999.

        Net sales from services for fiscal 2000 increased 11.9% to $9.9 million from $8.8 million for fiscal 1999. The increase in net sales from services was primarily due to the launch of new services for encoding and hosting digital media as a result of the acquisitions of 21st Century Media and J2 Digital Media.

        Net sales from customers outside of North America accounted for approximately 37% and 36% of net sales in fiscal 2000 and fiscal 1999, respectively.

        Cost of sales.    Cost of sales for products consists of the cost of manufacturing PCI hardware boards for our content creation systems products and royalties paid to third parties for their software that has been integrated into our systems. Cost of sales also includes the cost of manuals and other product documentation, shipping costs and related labor. Cost of sales for our service offerings consists of salaries and related expenses for service personnel delivering the service to the customer and warranty costs. Total cost of sales decreased 12.2% to $21.8 million in fiscal 2001 from $18.4 million in fiscal 2000. The decrease in cost of sales is directly related to the lower unit sales of our content creation systems.

        Gross profit.    Our gross profit from continuing operations decreased 12.2% to $25.4 million in fiscal 2000 from $28.9 million in fiscal 1999. Overall gross profit as a percentage of net sales decreased to 53.8% in fiscal 2000 from 61.1% in fiscal 1999. Gross profit as a percentage of net sales of products decreased to 46.3% in fiscal 2000 from 55.5% in fiscal 1999, while gross profit as a percentage of net sales of services decreased to 82.5% in fiscal 2000 from 85.6% in fiscal 1999. The decrease in gross profit in fiscal 2000 over fiscal 1999 was a result of lower unit sales and lower average selling prices of our content creation systems. The decrease in gross profit for services in fiscal 2000 over fiscal 1999 was due to the introduction of encoding and hosting services, which carry a lower gross profit than our Platinum services.

        Research and development.    Research and development expenses decreased 12.2% to $11.0 million in fiscal 2000 from $12.5 million in fiscal 1999. The majority of the decrease in research and development expenses represented lower development costs due to the completion of iFinish, the Company's high-performance Windows NT-based product line, which began shipping in the first quarter of fiscal 1999.

        Selling and marketing.    Selling and marketing expenses increased 2.1% to $13.6 million in fiscal 2000 from $13.3 million in fiscal 1999. Selling expenses consist primarily of salaries and related benefits, travel, commissions, and marketing costs such as advertising, trade shows, marketing materials, lead generation activities and public relations. The increase in selling and marketing expenses resulted primarily from higher employee and employee-related costs such as salaries and benefits.

        General and administrative.    General and administrative expenses increased 27.8% to $4.7 million in fiscal 2000 from $3.7 million in fiscal 1999. General and administrative expenses consist primarily of salaries and related benefits, travel and outside services for human resources, finance, information technology, legal and other administrative functions. The increase in general and administrative expenses resulted primarily from increased legal costs associated with two lawsuits.

        Amortization of intangible assets.    We recorded an expense for the amortization of intangible assets of $1.2 million in fiscal 2000 as a result of the acquisitions of Wired, Inc., 21st Century Media, J2 Digital Media and certain assets of Integrated Computing Engines, Inc. There was no similar expense recorded in fiscal 1999 as all of these companies were acquired in fiscal 2000.

        Acquired in-process research and development.    In connection with the acquisition of Wired, Inc., we allocated $500,000 of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

        Restructuring expense.    In fiscal 2000, we implemented a restructuring plan to reduce operating expenses and incurred restructuring expense of $236,000. The major component of the restructuring charge relates to the termination of employment of personnel in the selling and marketing and general and administrative functions. At November 30, 2000, approximately $528,000 of the restructuring charge remained to be paid, composed entirely of severance-related costs. The $528,000 that remained to be paid included accrued restructuring expense for discontinued operations of $292,000. In fiscal 1999, we recorded $424,000 of restructuring expense. The major component of the restructuring charge relates to the termination of employment of personnel in the research and development, selling and marketing and general and administrative functions. All amounts under the plan have been paid.

        Interest income, net.    Interest income, net, decreased 31.4% to $1.0 million in fiscal 2000 from $1.4 million in fiscal 1999. The decrease in interest income, net, is due primarily to lower average cash and cash equivalents in fiscal 2000 relative to fiscal 1999.

        Other expense, net.    Other expense, net, increased 235.7% to $0.7 million for fiscal 2000 from $0.2 million for fiscal 1999. The expense for fiscal 2001 and 2000 was primarily due to foreign currency transactions losses related to our four European subsidiaries.

        Tax benefit.    We did not require a tax provision nor did we record a tax benefit in fiscal 2000 or fiscal 1999 due to the net loss incurred for fiscal 2000 and the utilization of net operating loss carryforwards and tax credits available to the Company to offset against income for fiscal 1999.

        Net income (loss) from continuing operations.    As a result of the above factors, we recorded a net loss of $5.5 million in fiscal 2000, or $0.46 per share, compared to net income of $190,000, or $0.02 per diluted share, in fiscal 1999.

        Income (loss) from discontinued operations.    The loss from discontinued operations was $4.8 million, or $0.40 per share in 2000 compared to net income from discontinued operations of $6.2 million, or $0.52 per diluted share in 1999.

Liquidity and Capital Resources

        We have funded our operations to date primarily from public offerings of equity securities and cash flows from operations, as well as the sale of our streaming media software product line to Autodesk. As of November 30, 2001, our principal sources of liquidity included cash, cash equivalents and marketable securities totaling approximately $17.6 million. This was a decrease of approximately $100,000 from the $17.7 million of cash, cash equivalents and marketable securities we had as of November 30, 2000. In addition to the $17.6 million as of November 30, 2001, an additional $2.0 million is held in escrow until October 2002 as a result of the sale of our streaming media software product line to Autodesk, Inc. in October 2001.

        During fiscal 2001, cash used in operating activities from continuing operations was approximately $7.7 million compared to cash used in operating activities from continuing operations of approximately $5.5 million for fiscal 2000. Cash provided by discontinued operations for fiscal 2001 totaled $8.3 million compared to cash used in discontinued operations for fiscal 2000 of $7.1 million. Cash used in continuing operations during fiscal 2001 included a net loss of $11.5 million including depreciation and amortization of $2.7 million and amortization of acquisition-related intangible assets of $2.9 million. In addition, cash used in continuing operations was affected by changes in assets and liabilities including decreases in inventories of $2.6 million, accounts receivable of $3.4 million, prepaid expenses and other current assets of $474,000 and an increase in accrued expenses of $858,000 offset by reductions in accounts payable of $3.1 million and deferred revenue of $1.5 million. Net cash provided by investing activities for continuing operations was approximately $5.8 million in fiscal 2001 compared to approximately $6.1 million for fiscal 2000. Cash provided by investing activities for continuing operations during 2001 was derived from the proceeds from sales of marketable securities of $5.4 million and a reduction in other assets of $1.2 million, partially offset by purchases of capital equipment of $800,000 and the costs for patents and trademarks of $47,000. Cash used in financing activities from continuing operations during 2001 was approximately $1.1 million compared to cash provided by financing activities from continuing operations of $4.7 million for fiscal 2000. In 2001, cash used in financing activities from continuing operations included a payment of $1.5 million on a note payable and the purchase of treasury stock of $100,000, partially offset by the proceeds from the issuance of common stock pursuant to stock plans of $500,000.

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

        Risks Associated With Development and Introduction of New Products.    If we are not successful in developing and introducing new products to the markets we serve our business and operating results will suffer. In late February 2002, we announced our latest new product, 844/X, and currently anticipate this new product will generate greater than 50% of the revenue from product sales in the current fiscal year. If the adoption of 844/X is slower than we anticipate or if there are delays in releasing 844/X, our current revenue expectations may be too high and our operating results may be negatively affected. In addition, new product announcements by our competitors and other new product announcements by us could have the effect of reducing customer demand for our existing products. Also, when we introduce new or enhanced products we must effectively manage the transitions from existing products to minimize disruption of orders from our customers. New product introductions require us to devote time and resources to the training of our sales channel in the features and target customers for such new products, which efforts could result in less selling efforts being made by the sales channel during such training period. Our failure to effectively manage new product announcements or introductions could contribute to significant quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline and, as a result, our operating results will suffer.

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

        Rapid Technological Change.    Rapidly changing technology, evolving industry standards and frequent new product introductions characterize the market for our products. Our future success will depend in part upon our ability to enhance existing products and to introduce new products and features in a timely manner to address customer requirements, respond to competitive offerings, adapt to new emerging industry standards and take advantage of new enabling technologies that could render our existing products obsolete. We plan to continue to invest in research and development, in connection with our development strategy. Any delay or failure on our part in developing additional new products or features for existing products or any failure of such new products or features to achieve market acceptance, could have a material adverse effect on our business and operating results and our stock price will suffer.

        Competition.    The market for our products is highly competitive and characterized by pressure to reduce prices, incorporate new features and accelerate the release of new products. A number of companies currently offer products that compete directly or indirectly with our products, including Accom, Inc., Adobe Systems Inc., Apple Computer, Inc., Avid Technology, Inc., Discreet (a division of Autodesk, Inc.), Leitch, Inc., Matrox Electronic Systems Ltd., Pinnacle Systems, Inc. and Quantel Ltd. In addition, we expect much larger vendors, such as Matsushita Electric Industrial Company Ltd., Microsoft Corporation, and Sony Corporation, to develop and introduce digital editing systems that may compete with our products. Many of these current and potential competitors have greater financial, technical and marketing resources than we have, including, without limitation, larger and more established selling and marketing capabilities, greater brand recognition and a larger installed base of customers, and well-established relationships with our existing and potential customers, complementary technology vendors and other business partners. As a result, our competitors may be able to develop products comparable to or superior to our own products, adapt more quickly than us to new technologies, evolving industry standards or customer requirements, or lower their product costs and thus be able to lower prices to levels at which we could not operate profitably, the occurrence of any of which could have a material adverse effect on our business and operating results. In this regard, we believe that we will continue to experience competitive pressure to reduce prices, particularly for our high data rate systems. We have historically realized higher gross profit on the sale of these high data rate systems, and such continued competitive pricing pressure could result in lower sales and gross margin, which in turn could adversely affect our business and operating results and negatively affect the price of our common stock.

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

        Risks of Third-Party Claims of Infringement.    There has been substantial industry litigation regarding patent, trademark and other intellectual property rights involving technology companies. In the future, litigation may be necessary to enforce any patents issued to us or to enforce trade secrets, trademarks and other intellectual property rights owned by us, to defend ourselves against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. For a description of certain pending litigation instituted against the Company, see Item 3, Legal Proceedings of Part I, Other Information and Note 7 to the Consolidated Financial Statements included herein. Any such litigation could be costly and a diversion of management's attention, which could adversely affect our business and operating results and our financial condition. Adverse determinations in any such litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from manufacturing or selling our products, any of which could adversely affect our business and operating results and our financial condition.

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

        Dependence on and competition with Apple Computer, Inc.    As a competitor, Apple Computer, Inc. ("Apple") could, in the future, inhibit our ability to develop our products that operate on the Macintosh platform. Additionally, new products and enhancements to existing products from Apple such as Final Cut Pro could cause customers to delay purchases of our products or alter their purchase decision altogether. Furthermore, as the sole supplier of Macintosh computers, any disruption in the availability of these computers could cause customers to defer or alter their purchase of our products. We rely on access to key information from Apple to continue development of our products and any failure to continue supplying our engineers with this information could have a material adverse affect on our business and financial results and negatively affect the price of our common stock.

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

        Dependence on Distributors and Resellers.    We rely primarily on our worldwide network of independent distributors and value-added resellers ("VARs") to distribute and sell our products to end-users. Our distributors and resellers generally offer products from several different companies, including in some cases products that are competitive with our own products. In addition, many of the VARs are small organizations with limited capital resources. There can be no assurance that our distributors and resellers will continue to purchase products from us, or that our efforts to expand our network of distributors and resellers will be successful. Any significant failure on our part to maintain or expand our network of distributors and resellers could have a material adverse effect on our business and operating results and negatively affect the price of our common stock.

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

        Merger and Acquisition Related Risks.    During the fiscal year ended November 30, 2000, we completed the merger with Digital Origin and the acquisitions of Wired, 21st Century Media, and J2 Digital Media. In addition, we completed the acquisition of certain assets of Integrated Computing Engines, Inc. Our business and results of operations could be materially adversely affected in the event we fail to complete publicly announced acquisitions or to successfully integrate the business and operations of the merger or the acquisitions. In the future, we may continue to acquire or merge with existing businesses, products, and technologies to enhance and expand our line of products. Such mergers and acquisitions may be material in size and in scope. There can be no assurance that we will be able to identify, acquire, or profitably manage additional businesses or successfully integrate any acquired businesses into our business without substantial expenses, delays, or other operational or financial problems. Acquisitions involve a number of special risks and factors, including increasing competition for attractive acquisition candidates in our markets, the technological enhancement and incorporation of acquired products into existing product lines and services, the assimilation of the operations and personnel of the acquired companies, failure to retain key acquired personnel, adverse short-term effects on reported operating results, the amortization of acquired intangible assets, the assumption of undisclosed liabilities of any acquired companies, the failure to achieve anticipated benefits such as cost savings and synergies, as well as the diversion of management's attention during the acquisition and integration process. We may not be able to operate the acquired businesses properly and may not be able to successfully recover amounts paid for such businesses. Some or all of these special risks and factors may have a material adverse impact on our business, operating results, and financial condition and, as a result, may negatively affect the market price of our common stock.

        Similarly, we may dispose of assets, either assets we have historically used in the business or that we have acquired. Our business and results of operations could materially change depending on whether or not we are able to dispose of assets in an advantageous manner. In addition to obtaining an advantageous price for the assets to be disposed of, dispositions involve a number of special risks and factors, including searching for appropriate acquirers; managing the effect of the disposition on existing and proposed product lines and services, the divestiture of operations and personnel, adverse short-term effects on reported operating results, potential post-divestiture indemnification or liability for liabilities of divested operations, as well as the diversion of management's attention during the disposition process. Some or all of these special risks and factors may have a material adverse impact on our business, operating results, and financial condition and, as a result, may negatively affect the market price of our common stock.

        History of Losses.    We have incurred substantial operating losses during the current year and in three of the past four fiscal years. We incurred an operating loss from continuing operations of approximately $16.1 million for fiscal 2001 and as of November 30, 2001, we had an accumulated deficit of approximately $200.8 million. Over the past four years we have significantly increased our research and development expenses as a percentage of total sales and we plan to continue to invest in new technology, and as a result, we may incur operating losses in future periods. We will need to generate increases in our current sales levels to achieve profitability and we may not be able to do so. If our sales grow more slowly than we anticipate or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenue, our business will be significantly and adversely affected. Our failure to achieve profitability or achieve the level of profitability expected by investors and securities analysts may adversely affect the market price of our common stock.

        Stock Price Volatility.    The trading price of our common stock has been highly volatile and has fluctuated significantly in the past. During fiscal 2001, our stock price fluctuated between a low of $0.81 per share and a high of $3.81 per share. We believe that the price of our common stock may continue to fluctuate significantly in the future in response to a number of events and factors relating to our company, our competitors, and the market for our products and services, many of which are beyond our control, such as, variations in our quarterly operating results; changes in financial estimates and recommendations by securities analysts; changes in market valuations of companies in our markets; announcements by us or our competitors of significant products, acquisitions, or strategic partnerships; failure to complete significant business transactions; departures of key personnel; purchases or sales of common stock or other securities by us; or news relating to trends in our markets. In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme volatility over the past twelve months. This volatility has often been unrelated to the operating performance of particular companies. These broad and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance.

        Euro Conversion.    On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the Euro. As of January 1, 2002, the transition to the Euro was completed. We maintain operations within the European Union and prepared for the Euro conversion and the costs associated with the transition were not material. However, the overall effect of the transition to the Euro may have a material adverse affect on our business, financial condition and financial results.

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

New Accounting Standards.

        July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations". SFAS No. 141 supercedes APB No. 16 "Business Combinations" and FASB Statement No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Accordingly, the Company will be adopting the provisions of this statement upon any business combination entered into after June 30, 2001.

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement goodwill as well as certain other intangible assets, determined to have an indefinite life, will no longer be amortized. These assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company in the first quarter of fiscal year 2003. Management is currently evaluating the impact that this statement will have on the Company's financial statements.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligation of lessees. This statement amends FASB Statement No. 19 and is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe that the adoption of this standard will have a material impact on the Company's financial statements.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 further refines the requirements of SFAS No. 121 that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. The Company will be required to adopt SFAS 144 no later than the fiscal year beginning on December 1, 2002. The Company does not expect the adoption of SFAS 144 to have a material effect on its financial condition or results of operations.

        Emerging Issues Task Force (EITF) Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," issued during November 2001, codifies previously issued EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF Issue No. 00-25 addresses various aspects of the accounting for consideration given by a vendor to a customer or a reseller of the vendor's products. Consideration includes sales incentives such as discounts, coupons, rebates, free products or services, slotting fees, coop advertising and buydowns. Pursuant to EITF 00-25, such consideration is presumed to be a reduction of revenue unless certain criteria are met. The Issue should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001 and requires retroactive restatement. The Company currently records coop advertising expenses and other sales incentives to resellers within sales and marketing expense in the statement of operations. The Company will adopt EITF Issue No. 01-09 in its interim period ended February 28, 2002. Management is currently evaluating the impact that this statement will have on the Company's financial statements.

Item 8.    Financial Statements and Supplementary Data

        The Company's financial statements, together with the auditors' report thereon, appear on pages F-1 through F-36 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

PART III

Item 10. Directors and Officers of the Registrant

        The Company will furnish to the Securities and Exchange Commission not later than 120 days after the close of its fiscal year ended November 30, 2001 a definitive Proxy Statement (the "Proxy Statement") for the Annual Meeting of Stockholders to be held in April 2002. The information required by this Item is incorporated herein by reference to "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 10-K

        The following documents are filed as part of this report:

  (a)
  (2) Financial Statement Schedules.

    Not applicable.

  (a)
  (3) List of Exhibits.

2.07	Merger Agreement (the "Merger Agreement") dated as of December 21, 1995 among Radius Inc., Splash Technology, Inc., Summit Subordinated Debt Fund, L.P., Summit Ventures IV, L.P., Summit Investors II, L.P., Splash Technology Holdings, Inc. and Splash Merger Company, Inc. (2)
2.08	Amendment No. 1 to Merger Agreement dated as of January 30, 1996. (2)
2.09	Agreement and Plan of Reorganization dated December 28, 1999 with Media 100, Inc.
2.10	Asset Purchase Agreement by and among Media 100 Inc. and Autodesk, Inc, and with respect to Section 9.5 of Article IX only Computershare Trust Company, Inc. dated August 29, 2001 (filed as exhibit 2.10 of the Company's Quarterly Report of Form 10-Q for the fiscal quarter ended August 31, 2001 and incorporated by reference herein).
3.1	Restated Certificate of Incorporation of Media 100 Inc. (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 and incorporated by reference herein).
3.2	By-laws of Media 100 Inc., as amended through June 17, 1998 (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31,1998 and incorporated by reference herein).
4	Specimen Certificate representing the Company's Common Stock (filed as Exhibit 4 to the Company's Registration Statement on Form S-1, File No. 2-94121 and incorporated by reference herein).
4.03	A Warrant dated September 13, 1995 between IBM Credit Corporation and the Digital Origin Inc. (8)

B Warrant dated October 13, 1996, between Mitsubishi Electronics America, Inc. and the Digital Origin Inc. (9)
4.04	Form of Registration Rights Agreement between the Digital Origin Inc. and certain shareholders. (8)
10.1*	Key Employee Incentive Plan (1982), as amended through November 15, 1996 (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 and incorporated by reference herein).
10.2*	1986 Employee Stock Purchase Plan, as amended through June 12, 2001 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001 and incorporated by reference herein).
10.3*	Key Employee Incentive Plan (1992), as amended through June 12, 2001 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001 and incorporated by reference herein).
10.4*	Media 100 Inc. 401(k) Savings Plan (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997 and incorporated by reference herein).
10.5.1	Lease dated January 31, 1997 relating to 290 Donald Lynch Boulevard, Marlboro, MA (filed as Exhibit 10.5.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 and incorporated by reference herein).
10.5.2	License Agreement dated as of January 31, 1997 relating to 290 Donald Lynch Boulevard, Marlboro, MA (filed as Exhibit 10.5.2 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 and incorporated by reference herein).
10.5.3	Amendment to Lease dated January 8, 2002 relating to 290 Donald Lynch Blvd, Marlboro, MA and 450 Donald Lynch Blvd, Marlboro, MA.
10.6.1	Agreement d Distribution dated as of November 19, 1996 with Data Translation II, Inc. (DTI) (filed as Exhibit 10.8.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 and incorporated by reference herein).
10.6.2	Intellectual Property Agreement dated as of December 2, 1996 with DTI (filed as Exhibit 10.8.2 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 and incorporated by reference herein).
10.6.3	Corporate Services Agreement dated as of December 2, 1996 with DTI (filed as Exhibit 10.8.3 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 and incorporated by reference herein).
10.6.4	Amendment to Corporate Services Agreement dated November 18, 1997 (filed as Exhibit 10.6.4 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997 and incorporated by reference herein).
10.9	Offer Letter from the Company to B. Robert Feingold (filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31,1998 and incorporated by reference herein).
10.10	Agreement and Plan of Merger and Reorganization, dated May 6, 1999 with Terran Interactive, Inc. (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1999 and incorporated by reference herein).
10.11	Asset Purchase Agreement, dated December 17, 1999 with Wired, Inc. (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended November 30, 1999 and incorporated by reference herein).
10.12	A* Digital Origin Inc.'s 401(k) Savings and Investment Plan. (6)

B* Amendment to Digital Origin Inc.'s 401(k) Savings and Investment Plan. (1)
C* Digital Origin Inc.'s 401(k) Savings and Investment Plan Loan Policy. (1)
10.13*	Digital Origin Inc.'s 1995 Stock Option Plan. (1)
10.14*	Form of Stock Option Agreement and Exercise Request as currently in effect under 1995 Stock Option Plan. (1)
10.15*	Digital Origin Inc.'s 1994 Directors' Stock Option Plan. (1)
10.16	Form of Indemnity Agreement with Directors. (5)
10.17*	Employment Agreement by and between Digital Origin Inc. and Mark Housley dated December 20, 1996. (10)
10.18*	Employment Termination and Release Agreement with Mark Housley dated November 3, 2000 (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended November 30, 2000 and incorporated by reference herein).
10.19	Asset Purchase Agreement dated as of August 7, 1998 between Korea Data Systems America, Inc. and the Digital Origin Inc. (11)
10.20	Amended and Restated License Agreement dated as of August 7, 1998 between Korea Data Systems America, Inc. and the Digital Origin Inc. (11)
10.21	Asset Purchase Agreement dated as of November 23, 1998 between Post Digital Software, Inc. and the Digital Origin Inc. (12)
10.22	Asset Sale Agreement dated as of December 4, 1998 between Splash Technology Holdings, Inc. and the Digital Origin Inc. (12)
10.23	Supplement to the License and Asset Purchase Agreement dated December 4, 1998 between Korea Data Systems America, Inc. and the Digital Origin Inc. (12)
10.24	Lease agreement by and between Digital Origin Inc. and Eliane Ortuno, Trustee, Donald T. Kitts Trust dated January 8, 1999. (460 East Middlefield Road, Mountain View, California offices). (13)
10.25	Digital Origin Inc.'s 1999 Employee Stock Purchase Plan and related documents. (14)
21	Subsidiaries of Media 100 Inc. (filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997 and incorporated by reference herein).
23	Consent of Arthur Andersen LLP.
23.2	Consent of Ernst & Young LLP.
24	Power of Attorney (included in the signature page of this Annual Report on Form 10-K).
  (b)
  Reports on Form 8-K.

    No reports on Form 8-K were filed during the last quarter of the period covered by this report.

    (1)
    Incorporated by reference to exhibits to Digital Origin Inc. Report on Form 10-K filed on December 15, 1995.

    (2)
    Incorporated by reference to exhibits to Digital Origin Inc. Report on Form 10-Q filed on February 13, 1996.

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Media 100 Inc.:

        We have audited the accompanying consolidated balance sheets of Media 100 Inc. (a Delaware corporation) and subsidiaries as of November 30, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended November 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. As discussed in Note 3, on May 9, 2000, Media 100 Inc. merged with Digital Origin, Inc. in a transaction that has been accounted for as a pooling-of-interests in the accompanying consolidated financial statements. We did not audit the financial statements of Digital Origin, Inc. as of or for the year ended September 30, 1999. Such statements are included in the consolidated financial statements of Media 100 Inc. and reflect total revenues of $13,353,000 and net income of $5,849,000, and such amounts are included in income from discontinued operations for the year ended November 30, 1999. The financial statements of Digital Origin, Inc. were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for Digital Origin, Inc., is based solely upon the report of the other auditors.

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

        In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Media 100 Inc. and subsidiaries as of November 30, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2001, in conformity with accounting principles generally accepted in the United States.

                      /S/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 7, 2002
(except with respect to the matter discussed in Note 7(b)(v), as to which the date is February 25, 2002)

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND SHAREHOLDERS
DIGITAL ORIGIN, INC.

        We have audited the consolidated statements of income, convertible preferred stock and shareholders' equity, and cash flows for the year ended September 30, 1999 (not presented separately herein) of Digital Origin, Inc. Our audit also included the financial statement schedule (not presented separately herein). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Digital Origin, Inc. for the year ended September 30, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      /S/ ERNST & YOUNG LLP

San Jose, California
November 3, 1999

MEDIA 100 INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	November 30,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$17,369	$11,987
Available for sale securities, at fair value	241	5,674
Due from escrow (Note 13)	2,000	—
Accounts receivable, net of allowance for doubtful accounts of $512 in 2001 and $334 in 2000	2,907	6,321
Inventories, net	1,220	3,789
Prepaid expenses and other current assets	706	1,180
Net assets of discontinued operations (Note 13)	—	5,582

Total current assets	24,443	34,533
Property and equipment, net	3,843	5,616
Intangible assets, net	1,880	4,908
Other assets, net	—	1,245

Total assets	$30,166	$46,302

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,490	$4,561
Accrued expenses	8,000	7,142
Note payable (Note 3)	—	1,492
Deferred revenues	3,812	5,272

Total current liabilities	13,302	18,467

Commitments and contingencies (Notes 6 and 7)
Stockholders' equity:
Preferred stock, $0.01 par value,
Authorized—1,000 shares, none issued	—	—
Common stock, $0.01 par value,
Authorized—100,000 shares
Issued and outstanding—12,575 shares issued and outstanding at November 30, 2001 and 12,265 issued and outstanding at November 30, 2000	126	123
Capital in excess of par value	217,683	217,182
Accumulated deficit	(200,836)	(189,380)
Treasury stock, 30 shares at cost	(78)	—
Accumulated other comprehensive loss	(31)	(90)

Total stockholders' equity	16,864	27,835

Total liabilities and stockholders' equity	$30,166	$46,302

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA 100 INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Years Ended November 30,
	2001	2000	1999
Net sales:
Products	$22,487	$37,345	$38,567
Services	8,758	9,865	8,817

Total net sales	31,245	47,210	47,384
Cost of sales	16,181	21,790	18,440

Gross profit	15,064	25,420	28,944

Operating expenses:
Research and development	10,483	10,975	12,507
Selling and marketing	11,869	13,614	13,338
General and administrative	8,511	4,694	3,673
Amortization and write-off of intangible assets	2,920	1,249	—
Acquired in-process research and development	—	470	—
Restructuring	1,540	236	424

Total operating expenses	35,323	31,238	29,942

Operating loss	(20,259)	(5,818)	(998)
Interest income, net	289	951	1,387
Other expense, net	(866)	(668)	(199)

Income (loss) from continuing operations before tax benefit	(20,836)	(5,535)	190
Benefit from income taxes	(4,700)	—	—

Income (loss) from continuing operations	(16,136)	(5,535)	190
Income (loss) from discontinued operations, net of tax provision of $4,700 in 2001	4,680	(4,846)	6,229

Net income (loss)	$(11,456)	$(10,381)	$6,419

Income (loss) per share (Note 2j):
Basic
Continuing operations	$(1.31)	$(0.46)	$0.02

Discontinued operations	$0.38	$(0.40)	$0.55

Total	$(0.93)	$(0.87)	$0.57

Diluted
Continuing operations	$(1.31)	$(0.46)	$0.02

Discontinued operations	$0.38	$(0.40)	$0.52

Total	$(0.93)	$(0.87)	$0.54

Weighted average common shares outstanding:
Basic	12,330	11,998	11,307

Diluted	12,330	11,998	11,880

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA 100 INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

		Common Stock $.01 Par Value
							Accumulated Other Comprehensive Income (Loss)
	Comprehensive Income (loss)			Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock
		Shares	Amount
	(in thousands)
Balance, November 30, 1998	—	11,234	$113	$209,989	$(184,916)	$(163)	$288
Issuance of common stock under stock plans	—	299	3	850	—	452	—
Purchase of treasury stock, cost	—	(56)	(1)	—	—	(289)	—
Comprehensive income:
Net income	6,419	—	—	—	6,419	—	—
Unrealized loss on available for sale securities	(482)	—	—	—	—	—	(482)
Translation adjustment	(12)	—	—	—	—	—	(12)

Comprehensive income	$5,925	—	—	—	—	—	—

Balance, November 30, 1999	—	11,477	115	210,839	(178,497)	—	(206)
Issuance of common stock under stock plans	—	686	7	4,661	—	—	—
Exercise of warrants for common stock	—	10	—	28	—	—	—
Issuance of common stock for acquisitions	—	92	1	1,614	—	—	—
Digital Origin Inc. share issuance for the two months ended November 30, 1999 (Note 3)	—	—	—	40	—	—	—
Digital Origin loss for the two months ended November 30, 1999 (Note 3)	—	—	—	—	(502)	—	—
Comprehensive loss:
Net loss	(10,381)	—	—	—	(10,381)	—	—
Unrealized gain on available for sale securities	167	—	—	—	—	—	167
Translation adjustment	(51)	—	—	—	—	—	(51)

Comprehensive loss	$(10,265)	—	—	—	—	—	—

Balance, November 30, 2000	—	12,265	123	217,182	(189,380)	—	(90)
Issuance of common stock under stock plans	—	310	3	501	—	—	—
Purchase of treasury stock, cost	—	—	—	—	—	(78)	—
Comprehensive loss:
Net loss	(11,456)	—	—	—	(11,456)	—	—
Unrealized gain on available for sale securities	44	—	—	—	—	—	44
Translation adjustment	15	—	—	—	—	—	15

Comprehensive loss	$(11,397)	—	—	—	—	—	—

Balance, November 30, 2001		12,575	$126	$217,683	$(200,836)	$(78)	$(31)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA 100 INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended November 30,
	2001	2000	1999
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(11,456)	$(10,381)	$6,419
Net (income) loss from discontinued operations	(4,680)	4,846	(6,229)

Income (loss) from continuing operations	(16,136)	(5,535)	190
Adjustments to reconcile net income (loss) from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	2,718	2,709	3,540
Noncash interest expense	—	70	—
Acquired in-process research and development	—	470	—
Amortization and write-down of acquisition-related intangible assets	2,920	1,249	—
Loss (gain) on sale of marketable securities	10	58	(22)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	3,414	(1,336)	516
Inventories	2,569	(1,797)	(344)
Prepaid expenses and other current assets	474	17	(67)
Accounts payable	(3,071)	423	453
Accrued expenses	858	(1,935)	(2,655)
Deferred revenue	(1,460)	79	(855)

Net cash (used in) provided by operating activities	(7,704)	(5,528)	756

Net cash provided by (used in) discontinued operations	8,262	(7,115)	(401)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Wired, Inc., net of cash acquired	—	(1,487)	—
Acquisition of 21st Century Media, LLC, net of cash acquired	—	(481)	—
Acquisition of J2 Digital Media, Inc., net of cash acquired	—	(152)	—
Acquisition of certain assets of Integrated Computing Engines, Inc.	—	(1,797)	—
Net purchases of equipment	(790)	(1,582)	(1,560)
Purchases of intangible assets	(47)	(261)	(130)
Decrease (increase) in other assets	1,245	(771)	(142)
Net proceeds from sales of marketable securities	5,423	12,604	6,556

Net cash provided by investing activities	5,831	6,073	4,724

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	504	4,696	780
Payment on note payable	(1,492)	—	—
Purchase of treasury stock	(78)	—	(289)
Proceeds from sale of treasury stock	—	—	452

Net cash (used in) provided by financing activities	(1,066)	4,696	943

EFFECT OF EXCHANGE RATE CHANGES ON CASH	59	3	(13)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,382	(1,871)	6,009
CASH AND CASH EQUIVALENTS, beginning of period	11,987	13,858	7,849

CASH AND CASH EQUIVALENTS, end of period	$17,369	$11,987	$13,858

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Fiscal Years Ended November 30,
	2001	2000	1999
Cash (received) paid for income taxes	$(42)	$(158)	$13

OTHER TRANSACTIONS NOT PROVIDING (USING) CASH:
Change in value of available for sale securities	$44	$167	$(482)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
In connection with the acquisition of Wired, Inc., the following noncash transaction occurred:
Fair value of assets acquired	$—	$3,180	$—
Cash paid for acquisition and acquisition costs	—	1,487	—

Note payable and liabilities assumed	$—	$1,693	$—

In connection with the acquisition of 21st Century Media, LLC, the following noncash transaction occurred:
Fair value of assets acquired	$—	$1,130	$—
Cash paid for acquisition and acquisition costs	—	481	—

Common stock issued and liabilities assumed	$—	$649	$—

In connection with the acquisition of J2 Digital Media, Inc., the following noncash transaction occurred:
Fair value of assets acquired	$—	$280	$—
Cash paid for acquisition and acquisition costs	—	152	—

Liabilities assumed	$—	$128	$—

In connection with the acquisition of certain assets of Integrated Computing Engines, Inc., the following noncash transaction occurred:
Fair value of assets acquired	$—	$2,775	$—
Cash paid for acquisition and acquisition costs	—	1,797	—

Common stock issued	$—	$978	$—

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA 100 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2001

1.    OPERATIONS

        Media 100 Inc. and subsidiaries (the Company) designs and sells advanced media systems for content design. Our products are personal computer-based workstations configured with proprietary software and hardware that we engineer and manufacture. In some cases, we sell our products as "turnkey" systems, meaning we configure and ship the system to an end user, or reseller, with a host personal computer, our software and hardware, and disk storage; in other cases, we deliver only our software and hardware ("unbundled"), typically to an independent value-added reseller that configures the turnkey system themselves on behalf of an end user.

        On August 29, 2001, the Company signed an agreement to sell its streaming media software product line to Autodesk, Inc. for $16.0 million in cash of which $2.0 million was deposited into an escrow account for a period of one year in case indemnification issues arise. As a result of this transaction, the net assets of the discontinued streaming media software product line consisting of accounts receivable, inventory, equipment, intangible assets, and an income tax payable have been separately classified as net assets of discontinued operations in the accompanying balance sheet at November 30, 2000. The net income (loss) from these operations is included in the accompanying statements of operations under "discontinued operations" (see Note 13 of the Consolidated Financial Statements). The disposal date was October 5, 2001, the date the sale was completed. The Company's streaming media software product line consisted of products acquired in the Terran acquisition and the merger with Digital Origin (see Note 3 of the Consolidated Financial Statements).

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

(a)    Cash, Cash Equivalents and Available for Sale Securities

        Cash equivalents are carried at cost, which approximates fair market value, and have original maturities of less than ninety days. Cash equivalents include money market accounts and repurchase agreements with overnight maturities. Approximately $100,000 of the cash and cash equivalents was restricted under various letters of credit at November 30, 2001.

        The Company accounts for securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under this standard, the Company is required to classify all investments in debt and equity securities into one or more of the following three categories: held-to-maturity, available-for-sale or trading. Available-for-sale securities are recorded at fair market value with unrealized gains and losses excluded from earnings and included as a component of stockholders' equity. All of the Company's securities are classified as available for sale.

        Securities held as of November 30, 2001 and 2000 consist of the following (in thousands):

	Maturity	2001	2000
Investments available for sale:
U.S. Treasury Notes	less than 1 year	$—	$509
U.S. Treasury Notes	1 – 5 years	—	2,030

Total U.S. Treasury Notes		—	2,539
U.S. Agency Bonds	less than 1 year	—	507
Money Market Instruments	less than 1 year	—	1,044
Corporate Obligations	less than 1 year	—	1,116
Corporate Obligations	1 – 5 years	241	1,512

Total Corporate Obligations		241	2,628
Total Investments available for sale		241	6,718
Less: Cash equivalents		—	(1,044)

Total marketable securities		$241	$5,674

        Marketable securities had a cost of $241 and $5,718 at November 30, 2001 and 2000, respectively, and a fair market value of $241 and $5,674, respectively. To adjust the carrying amount of the November 30, 2001 and 2000 marketable securities portfolio to market value, unrealized losses have been reflected as a component of accumulated other comprehensive income (loss) in the statement of stockholders' equity pursuant to the provisions of SFAS No. 115.

(b)    Accumulated Other Comprehensive Income (Loss)

        The Company records items of comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income, and presents such information in the statement of stockholders' equity. The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Cumulative Translation Adjustment (Note 2(h))	Unrealized Gain (Loss) on Available for Sale Securities (Note 2(a))	Accumulated Other Comprehensive Income (Loss)
November 30, 1998	$17	$271	$288
Current period change	(12)	(482)	(494)

November 30, 1999	5	(211)	(206)
Current period change	(51)	167	116

November 30, 2000	(46)	(44)	(90)
Current period change	15	44	59

November 30, 2001	$(31)	$—	$(31)

(c)    Inventories

        Inventories, net at November 30, 2001 and 2000 are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following (in thousands):

	2001	2000
Raw materials	$811	$2,597
Work-in-process	161	662
Finished goods	248	530

	$1,220	$3,789

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

(d)    Depreciation and Amortization

        The Company provides for depreciation and amortization, using the straight-line method by charges to operating expenses in amounts that allocate the cost of the property and equipment over the following estimated useful lives:

Description	Useful Lives
Machinery and equipment	3 to 5 years
Purchased software	3 to 5 years
Furniture and fixtures	3 to 7 years
Vehicles	3 years
Leasehold improvements	Estimated Life of Lease

(e)    Property and equipment, net

        Property and equipment, net at November 30, 2001 and 2000 is stated at cost, less accumulated depreciation and amortization, and consists of the following (in thousands):

	2001	2000
Machinery and equipment	$4,169	$12,894
Purchased software	1,666	6,037
Furniture and fixtures	908	1,603
Vehicles	—	9
Leasehold improvements	1,728	1,559

	$8,471	$22,102
Accumulated depreciation and amortization	(4,628)	(16,486)

	$3,843	$5,616

(f)    Intangible Assets

        Intangible assets, net at November 30, 2001 and 2000 consist of the following (in thousands):

	2001	2000
Patents and trademarks	$454	$407
Developed technology	1,900	1,900
Goodwill	2,757	3,992

	$5,111	$6,299
Accumulated amortization	(3,231)	(1,391)

	$1,880	$4,908

        The Company amortizes goodwill and developed acquired technology related to its acquisitions using a straight-line method over periods ranging from 2 to 3 years, their estimated useful lives. Patents and trademarks are being amortized over 3 years, their estimated useful life.

        During the fiscal year ended November 30, 2001, the Company recorded a write-down of $880,000 related to the acquisitions of 21st Century LLC and J2 Digital Media, Inc. These two companies were combined to form Streamriver, which was launched in June 2000. During the first quarter of fiscal year 2001, the goodwill from these two acquisitions was determined to be impaired due to continued operating losses in Streamriver and the uncertainty surrounding the Company's ability to recover the goodwill through future cash flows. The Company shutdown the Streamriver division in the second quarter of fiscal 2001 and wrote off the remaining assets (see Note 2 (l) and Note 3 of the Consolidated Financial Statements).

(g)    Long-Lived Assets

        The Company follows the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of, and Accounting Principles Board (APB) Opinion No. 17, Intangible Assets. SFAS No. 121 and APB Opinion No. 17 require that long-lived and intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Any write-downs are to be treated as permanent reductions in the carrying amount of the assets and are determined based on the fair value of the assets. The Company had previously invested in Beatnik, an early stage company which was developing audio software solutions for mobile devices. During the fourth quarter of 2001, the Company wrote off the investment of $1.0 million in Beatnik after management made a determination that this asset was no longer realizable. This determination was made due to a weakening market as well as weakening prospects for a liquidity event. The Company believes that the carrying values of its remaining long-lived and intangible assets are realizable as of November 30, 2001.

MEDIA 100 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOVEMBER 30, 2001

(h)    Foreign Currency

        The financial statements of the Company's subsidiaries are translated from their functional currency into U.S. dollars using the current rate method in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, assets and liabilities of the Company's foreign subsidiaries are translated at the rates of exchange in effect at year-end. Revenues and expenses are translated using exchange rates in effect during the year. Gains and losses from foreign currency translation are credited or charged to "Translation adjustment" included as a component of accumulated other comprehensive income in the statements of stockholders' equity. In connection with the implementation of the fourth quarter restructuring plan (Note 2 (l)), the Company wrote off the remaining cumulative translation adjustment of $35,000 related to its subsidiary in Italy in accordance with Emerging Issues Task Force (EITF) Issue No. 01-05, Application of FASB Statement No. 52 to an Investment Being Evaluated for Impairment That Will Be Disposed Of. The Company realized net foreign currency transaction losses of $69,000, $649,000 and $77,000 in 2001, 2000 and 1999, respectively. Such amounts are included in other expenses, net caption in the accompanying consolidated statements of operations.

(i)    Revenue Recognition

        The Company recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to Certain Transactions (SOP 98-9). Net sales are recognized following establishment of persuasive evidence of an arrangement, provided that the license fee is fixed or determinable, delivery of product has occurred via physical shipment or electronically, a determination has been made by management that collection is probable and the Company has no remaining obligations. Revenues under multiple element arrangements, which typically include products and maintenance sold together, are allocated to each element using the residual method in accordance with SOP 98-9. The Company provides for estimated returns at the time of shipment. The Company recognizes maintenance revenue from the sale of post-contract support services ratably over the life of the contract.

(j)    Net Income (Loss) Per Common Share

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

        The following is a reconciliation of the shares used in the computation of basic and diluted earnings per share (in thousands):

	Fiscal Years Ended November 30,
	2001	2000	1999
Basic weighted average shares of common stock outstanding	12,330	11,998	11,307
Effect of potential common shares—stock options and warrants outstanding (unless antidilutive)	—	—	573

Diluted weighted average shares outstanding	12,330	11,998	11,880

        The Company excludes potentially dilutive securities from its diluted net income (loss) per share computation when either the exercise price of the securities exceeds the fair value of the Company's common stock or when the Company reports a net loss and the effect of including such securities would be antidilutive. During fiscal years 2001, 2000 and 1999, options to purchase approximately 1,717,000, 1,317,000 and 461,000 weighted average shares of common stock, respectively, were not included in the computation of diluted net income (loss) per share as a result of their antidilutive effect.

(k)    Capitalized Software Development Costs

        The Company capitalizes certain computer software development costs. Capitalization of costs commences upon establishing technological feasibility. There were no capitalized software development costs at November 30, 2001. Capitalized costs, net of accumulated amortization, were approximately $29,000 as of November 30, 2000 and are included in other assets. These costs are amortized on a straight-line basis over two years, which approximates the economic life of the product. Amortization expense, included in cost of sales in the accompanying consolidated statements of operations, was approximately $29,000 for the year ended November 30, 2001 and $120,000 for the year ended November 30, 2000.

(l)    Restructuring Expense

        In the second quarter of fiscal 2001, the Company implemented a restructuring plan to reorganize the organization and the shutdown of Streamriver. The restructuring charge of $568,000 related to the elimination of approximately 17 employees across the following functions: research and development (5), selling and marketing (4), and Streamriver (8) and the write-off of certain assets associated with Streamriver. The total cash impact of the restructuring was approximately $240,000, all of which was paid in 2001.

        In the third quarter of fiscal 2001, the Company implemented an additional restructuring plan to better align its operating costs with its anticipated future revenue stream. The restructuring charge of $310,000 related to the elimination of approximately 42 employees across all functions: operations (14), research and development (4), selling and marketing (16), and general and administrative (8). The total cash impact of the restructuring was approximately $310,000, all of which was paid in 2001.

        In the fourth quarter of fiscal 2001, the Company implemented a restructuring plan to better align its operating costs with its anticipated future revenue stream. The restructuring charge of $662,000 related to the elimination of approximately 11 employees across the following functions: operations (2), selling and marketing (7), general and administrative (2). The charge also includes estimated lease losses, net of sublease income, associated with the Streamriver division of approximately $230,000 and professional fees relating to the restructuring. At November 30, 2001, $527,000 of the accrued restructuring charge remained, of which approximately $218,000 is severance-related costs that will be paid in fiscal 2002, $230,000 of lease obligations to be paid over the next four years and $79,000 of other costs associated with the restructuring. The total cash impact of the restructuring was approximately $662,000.

        In the fourth quarter of fiscal 2000, the Company implemented a restructuring plan to better align its organization with its corporate strategy and to reflect the consolidation of several companies acquired in the past fiscal year. The restructuring charge of $236,000 related to the elimination of 3 employees across the following functions: selling and marketing (2) and general and administrative (1). The balance of accrued restructuring at November 30, 2000 of $528,000 consisted of $236,000 for continuing operations and $292,000 for discontinued operations. The severance related costs included in the restructuring were $236,000 for continuing operations and $237,000 for discontinued operations. The total cash impact of the restructuring was approximately $528,000, all of which was paid by the end of the first quarter in fiscal 2001.

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

(m)    Financial Instruments and Concentration of Credit Risk and Significant Customers

        SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments. The Company has estimated the fair value of instruments using available market information and appropriate valuation methodologies. The carrying value of cash, cash equivalents, marketable securities, accounts receivable, and accounts payable approximate fair market value due to the short-term nature of these financial instruments. Securities available for sale are recorded at fair value. The Company maintains its cash, cash equivalents and marketable securities with established financial institutions. The Company does not believe it has accounts receivable collection risk in excess of existing reserves and no customer balance accounted for more than 10% of total accounts receivable at either November 30, 2001 or 2000. No customer accounted for more than 10% of the company's net sales for the fiscal years 2001, 2000 or 1999.

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

(p)    New Accounting Standards

        In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." SFAS No. 141 supercedes Accounting Principles Board (APB) No. 16 "Business Combinations" and FASB Statement No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Accordingly, the Company will be adopting the provisions of this statement upon any business combination entered into after June 30, 2001.

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement goodwill as well as certain other intangible assets, determined to have an indefinite life, will no longer be amortized. These assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company in the first quarter of fiscal year 2003. Management is currently evaluating the impact that this statement will have on the Company's financial statements.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligation of lessees. This statement amends FASB Statement No. 19 and is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe that the adoption of this standard will have a material impact on the Company's financial statements.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 further refines the requirements of SFAS No. 121 that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. The Company will be required to adopt SFAS 144 no later than the fiscal year beginning on December 1, 2002. The Company does not expect the adoption of SFAS 144 to have a material effect on its financial condition or results of operations.

        EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products,"issued during November 2001, codifies previously issued EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products."

EITF Issue No. 00-25 addresses various aspects of the accounting for consideration given by a vendor to a customer or a reseller of the vendor's products. Consideration includes sales incentives such as discounts, coupons, rebates, free products or services, slotting fees, coop advertising and buydowns. Pursuant to EITF 00-25, such consideration is presumed to be a reduction of revenue unless certain criteria are met. The Issue should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001 and requires retroactive restatement. The Company currently records coop advertising expenses and other sales incentives to resellers within sales and marketing expense in the statement of operations. The Company will adopt EITF Issue No. 01-09 in its interim period ended February 28, 2002. Management is currently evaluating the impact that this statement will have on the Company's financial statements.

3.    ACQUISITIONS

Wired, Inc.

        In December 1999, the Company acquired Wired, Inc. (Wired). In connection with the acquisition, the Company paid $3,000,000 in cash for all outstanding shares of Wired common stock. The first payment in the amount of $1,454,000 was paid upon completion of the acquisition and the remaining $1,487,000 was paid in December 2000. The net present value of this payment has been recorded as a note payable at November 30, 2000. Pursuant to an earn-out provision, the purchase price could increase depending on Wired's net sales and operating income over the next two years. Any contingent payments based on meeting the earn-out conditions will be considered additional goodwill. The Company has treated the acquisition as a purchase for accounting purposes; accordingly, the Company has recorded the results of Wired's operations since the acquisition date. The Company has not included pro forma results, as they are deemed to be immaterial. The aggregate price consisted of the following (in thousands):

Description	Amount
Cash	$1,454
Liabilities assumed	298
Note payable	1,395
Acquisition costs	33

Total purchase price	$3,180

        The purchase price has been allocated to the acquired assets as follows (in thousands):

Current assets	$239
Equipment and other assets	38
Developed technology	900
In-process research and development	470
Goodwill	1,533

$3,180

MEDIA 100 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOVEMBER 30, 2001

        Amounts allocated to tangible and intangible assets, including acquired in-process research and development, were based on the results of an independent appraisal. The amount allocated to developed technology is being amortized on a straight-line basis over an expected useful life of three years. In connection with the acquisition, the Company allocated $470,000 of the purchase price to in-process research and development projects. These allocations represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

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

        On May 9, 2001, a lawsuit was filed against the Company by the former shareholders of Wired, Inc. (see Note 7 (b) (vi) Commitment and Contingencies).

21st Century Media, LLC.

        In April 2000, the Company acquired 21st Century Media, LLC (21st Century). In connection with the acquisition, the Company paid $500,000 in cash and issued 30,000 shares of common stock for all outstanding shares of 21st Century common stock. Pursuant to an earn-out provision, the purchase price could increase depending on 21st Century's net sales and operating income over the next two years. Any contingent payments based on meeting the earn-out conditions will be considered additional goodwill. The Company has treated the acquisition as a purchase for accounting purposes; accordingly, the Company has recorded the results of operations of 21st Century's operations since the acquisition date. The Company has not included pro forma results, as they are deemed to be immaterial.

        The aggregate purchase price consisted of the following (in thousands):

Description	Amount
Cash	$449
Liabilities assumed	11
Common stock	638
Acquisition costs	32

Total purchase price	$1,130

        The purchase price has been allocated to the acquired assets as follows (in thousands):

Current assets	$35
Equipment and other assets	100
Goodwill	995

$1,130

        During the fiscal year ended November 30, 2001, the Company recorded a write-down of $719,000 related to the acquisition of 21st Century. This company, along with J2 Digital Media, Inc., was combined to form Streamriver, which was launched in June 2000. During the first quarter of fiscal year 2001, the goodwill from this acquisition was determined to be impaired due to continued operating losses in Streamriver and the uncertainty surrounding the Company's ability to recover the goodwill through future cash flows. The Company shutdown the Streamriver division in the second quarter of fiscal 2001 and wrote off the remaining assets (see Note 2 (f) and (l) of the Consolidated Financial Statements).

J2 Digital Media, Inc.

        In June 2000, the Company acquired substantially all of the assets of J2 Digital Media, Inc. (J2 Digital Media), a New York-based encoding, hosting and streaming media services provider for $152,000 in cash. The Company has treated the acquisition as a purchase for accounting purposes; accordingly, the Company has recorded the results of operations of J2's operations since the acquisition date. The Company has not included pro forma results, as they are deemed to be immaterial.

        The aggregate purchase price consisted of the following (in thousands):

Description	Amount
Cash	$150
Liabilities assumed	128
Acquisition costs	2

Total purchase price	$280

        The purchase price has been allocated to the acquired assets as follows (in thousands):

Current assets	$44
Equipment and other assets	22
Goodwill	214

$280

        During the fiscal year ended November 30, 2001, the Company recorded a write-down of $161,000 related to the acquisition of J2 Digital Media. This company, along with 21st Century Media, was combined to form Streamriver, which was launched in June 2000. During the first quarter of fiscal year 2001, the goodwill from this acquisition was determined to be impaired due to continued operating losses in Streamriver and the uncertainty surrounding the Company's ability to recover the goodwill through future cash flows. The Company shutdown the Streamriver division in the second quarter of fiscal 2001 and wrote off the remaining assets (see Note 2 (f) and (k) of the Consolidated Financial Statements).

Digital Origin

        On May 9, 2000, the Company completed its merger with Digital Origin, Inc. (Digital Origin). Under the terms of the agreement, Digital Origin's shareholders and option holders received 0.5347 equivalent shares, or approximately 3.7 million Media 100 common shares, to effect the business combination. The transaction has been accounted for as a pooling of interests. As a result, all periods presented have been restated to reflect the combined operations of the two companies. As discussed in Note 1, on October 5, 2001, the Company sold the streaming media software product line including the operations of Digital Origin. Accordingly, the operating results of Digital Origin for all periods presented are included in discontinued operations. The 1999 statements of operations and cash flows presented for the combined companies are based on the companies' respective fiscal years, which differ by two months. In fiscal 2000, the balance sheet is as of November 30, 2000 for the combined companies and the statements of operations and cash flows represent the year ended November 30, 2000 for both companies. The results of operations for Digital Origin for the two months ended November 30, 1999 have been excluded from the statement of operations and have been recorded directly to accumulated deficit as permitted by APB No.16. Net cash flows for Digital Origin for the two months ended November 30, 1999 have been included in the statement of cash flows in the net cash provided by (used in) discontinued operations line item. Also, Digital Origin received proceeds of $40,000 from the exercise of stock options in the two months ended November 30, 1999, which are presented as a separate line item in the accompanying statement of stockholders' equity.

        Results for Digital Origin for the two-month period ended November 30, 1999, which have been recorded directly to accumulated deficit, were as follows (in thousands):

Two Months Ended November 30, 1999
Sales	$1,953
Cost of sales	719

Gross profit	1,234
Operating expenses	1,695

Operating loss	(461)
Other expense, net	(41)

Net loss	$(502)

        As part of the transaction, the Company incurred direct, merger-related costs of approximately $2.0 million, consisting primarily of investment banking fees, legal and accounting fees. All such costs have been expensed in the quarter ended May 31, 2000, upon consummation of the Digital Origin merger. These expenses are included as part of the loss on discontinued operations for the year ended November 30, 2001.

        Separate and combined results of Media 100 and Digital Origin during the periods preceding the merger were as follows (in thousands):

	Media 100	Digital Origin	Eliminations	Combined
(Fiscal Year November 30, 2000)(a)
Net sales	$66,055	$7,373	$(562)	$72,866
Net income (loss)	(8,945)	(1,436)	—	(10,381)
(Fiscal Year November 30, 1999)
Net sales	$51,479	$13,353	—	$64,832
Net income	570	5,849	—	6,419

(a)
Digital Origin results represent December 1, 1999 through May 9, 2000. Results subsequent to May 9, 2000 are included in Media 100 results.

        On August 29, 2001, the Company signed an agreement to sell its streaming media software product line to Autodesk, Inc. for $16.0 million in cash. As a result of this transaction, the net assets consisting primarily of accounts receivable, inventory, equipment, intangible assets, and income taxes payable of the streaming media software product line to be discontinued have been separately classified in the accompanying balance sheet at November 30, 2000. The net income (loss) from these operations is included in the accompanying statements of operations under "discontinued operations" (see Note 13 of the Consolidated Financial Statements). The disposal date was October 5, 2001, the date the sale was completed. The Company's streaming media software product line consisted of products acquired in the Terran acquisition and the merger with Digital Origin.

Integrated Computing Engines

        In August 2000, the Company acquired certain strategic technology assets and intellectual properties from Integrated Computing Engines, Inc. (ICE). ICE was a leading provider of acceleration solutions for streaming media from the desktop. In connection with the acquisition, the Company paid approximately $1,797,000 in cash and issued 61,577 shares of the Company's common stock for certain assets of ICE. The Company has treated the acquisition as a purchase for accounting purposes; accordingly, the Company has recorded the results of operations of ICE's operations since the acquisition date. The Company has not included pro forma results, as they are deemed to be immaterial.

        The aggregate purchase price consisted of the following (in thousands):

Description	Amount
Cash	$1,735
Common stock	978
Acquisition costs	62

Total purchase price	$2,775

MEDIA 100 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOVEMBER 30, 2001

        The purchase price has been allocated to the acquired assets as follows (in thousands):

Current assets	$503
Goodwill and developed technology	2,272

$2,775

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

        The aggregate purchase price, including the earn-out payments, consisted of the following (in thousands):

Description	Amount
Cash	$5,382
Liabilities assumed	668
Acquisition costs	40

Total purchase price	$6,090

        The purchase price has been allocated to the acquired assets and assumed liabilities as follows (in thousands):

Current assets	$278
Equipment and other assets	189
Developed technology	1,560
In-process research and development	430
Goodwill	3,633

$6,090

        Amounts allocated to tangible and intangible assets, including acquired in-process research and development, were based on results of an independent appraisal. The amount allocated to developed technology is being amortized on a straight-line basis over an expected useful life of three years. In connection with the acquisition, the Company allocated $430,000 of the purchase price to in-process research and development projects which is included in the income from discontinued operations in the accompanying statement of operations for the year ended November 30, 1999. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

        The Company allocated values to the in-process research and development based on an in-depth assessment of the R&D projects. The values assigned to these assets were limited to significant research projects for which technological feasibility had not been established, including development, engineering and testing activities associated with the introduction of the acquired next-generation technologies.

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

        On August 29, 2001, the Company signed an agreement to sell its streaming media software product line to Autodesk, Inc. for $16.0 million in cash. As a result of this transaction, the net assets consisting primarily of accounts receivable, inventory, equipment, intangible assets, and income taxes payable of the streaming media software product line to be discontinued have been separately classified in the accompanying balance sheet at November 30, 2000. The net income (loss) from these operations is included in the accompanying statements of operations under "discontinued operations" (see Note 13 of the Consolidated Financial Statements). The disposal date was October 5, 2001, the date the sale was completed. The Company's streaming media software product line consisted of products acquired in the Terran acquisition and the merger with Digital Origin.

4.    STOCKHOLDERS' EQUITY

(a)    Stock option plans

        In 1992, the Company adopted the 1992 Key Employee Incentive Plan (the 1992 Plan). The number of shares of common stock reserved for issuance under the 1992 Plan is 4,200,000. Options granted pursuant to the 1992 Plan may, at the discretion of the Board, be incentive stock options as defined by the Internal Revenue Code. Subject to the provisions of the 1992 Plan, options granted are at a price as specified by the Board. The Board has, to date, issued options under the 1992 Plan at not less than 100% of fair market value. The options become exercisable at a rate of 25% per year beginning one year from the date of grant unless otherwise specified by the Board. The Board will determine when the options will expire, but in no event will the option period exceed ten years. No options may be granted under the 1992 Plan on or after February 28, 2002.

        In October 2000, the Board of Directors approved a non-qualified employee stock plan for the issuance of 500,000 shares of common stock.

        Information concerning stock options for each of the three years ended November 30, 2001 follows:

	Number of Options	Option Price Ranges	Weighted Average Price per Share
Outstanding at November 30, 1998	1,840,861	$2.68–203.39	$5.69
Granted	930,403	1.58–16.25	5.76
Exercised	(169,752)	1.58–8.77	4.04
Expired/canceled	(256,111)	1.58–182.34	5.54

Outstanding at November 30, 1999	2,345,401	$1.58–203.39	$5.86
Granted	2,818,374	8.19–36.24	15.83
Exercised	(600,982)	1.58–23.26	6.57
Expired/canceled	(677,802)	1.58–203.39	12.54

Outstanding at November 30, 2000	3,884,991	$1.58–36.00	$11.81
Granted	3,130,396	0.85–20.44	1.79
Exercised	(3,300)	1.45–4.25	2.09
Expired/canceled	(3,901,595)	1.07–36.00	10.29

Outstanding at November 30, 2001	3,110,492	$0.85–26.77	$3.60

Exercisable at November 30, 2001	1,566,841	$0.85–26.77	$4.69

Exercisable at November 30, 2000	951,458	$1.58–36.00	$7.03

Exercisable at November 30, 1999	874,071	$1.58–203.39	$6.52

Available for grant at November 30, 2001	1,208,406

        The weighted average fair market value of the options as of the date of grant for the periods ended November 30, 2001, 2000 and 1999 is $1.79, $15.83 and $5.76, respectively.

        The Company also issues shares of common stock to employees pursuant to the terms of the 1986 Employee Stock Purchase Plan (the Plan). The Company has reserved 1,500,000 shares of common stock for issuance under the Plan, as amended. Effective July 1, 1995, employees who have worked for the Company for at least one month are eligible to participate in the Plan. The Plan allows participants to purchase common stock of the Company at 85% of the fair market value as defined. Under the Plan, the Company issued 306,957, 71,727 and 112,064 shares in fiscal years 2001, 2000 and 1999, respectively. At November 30, 2001, there were 415,510 shares available for issuance under the Plan.

        The Company has issued three outstanding warrants to purchase its common stock. Two, in denominations of 32,082 and 2,674, were issued in 1996 in connection with the Company's debt-for-equity exchange with various creditors at an exercise price of $18.70 per share and expired in September and October 2000, respectively. The third warrant was issued in November 1998 in connection with the Company's acquisition of certain technology and allows for a purchase up to 26,735 shares of the Company's common stock at an exercise price of $2.81 per share. The warrant is fully exercisable and non-forfeitable and expires on November 23, 2002.

        In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which requires the measurement of the fair market value of stock options or warrants to be included in the statement of operations or disclosed in the notes to the financial statements. As permitted by SFAS

No. 123, the Company will continue to account for stock-based compensation for employees under APB No. 25 Accounting for Stock Based Compensation and has elected the disclosure-only alternative under SFAS No. 123 for options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123.

        The weighted average assumptions are as follows:

	Fiscal Years Ended November 30,
	2001	2000	1999
Risk-free interest rate	3.91%–5.17%	5.7%–6.7%	4.6%–6.0%
Expected dividend yield	—	—	—
Expected lives	6 years	4–6 years	4–6 years
Expected volatility	118.8%	156.3%	152.0%–154.6%

        The table below presents pro forma net income (loss) and income (loss) per share had compensation cost for the Company's stock-based employee compensation plans been determined using the provisions of SFAS No. 123 (in thousands, except per share amounts):

	Fiscal Years Ended November 30,
	2001	2000	1999
Net income (loss):
As reported	$(11,456)	$(10,381)	$6,419
Pro forma	(6,074)	(20,528)	3,952
Net income (loss) per share:
Basic:
As reported	$(0.93)	$(0.87)	$0.57
Pro forma	(0.49)	(1.71)	0.35
Diluted:
As reported	$(0.93)	$(0.87)	$0.54
Pro forma	(0.49)	(1.71)	0.33

        The following table summarizes information about options outstanding at November 30, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Number Outstanding	Weighted Average Exercise Price per Share
$0.85–$1.75	2,001,319	5.66	$1.42	741,031	$1.46
2.06–4.25	353,593	2.82	3.50	253,031	3.85
4.91–10.52	554,558	4.18	6.31	433,849	2.63
$12.62–$26.77	201,022	3.49	18.97	138,930	18.44

	3,110,492		$3.60	1,566,841	$4.69

(b)    Stock option replacement program

        In January 2001, the Company offered employees the opportunity to participate in an option-replacement program, pursuant to which each employee could elect to replace his or her then outstanding options with exercise prices ranging from $2.06 to $36.00 per share with new options on a one-for-one basis. The new options were granted six months and one day following the cancellation of the existing options (July 2001) and the per share exercise price of the replacement options was $1.45 which was the fair value of the Company's stock on the date of grant. The replacement options are exercisable as follows: 25% of the replacement options in July 2001 will be fully vested and immediately exercisable. After July 2001, an additional 6.25% of the replacement options will vest every three months over the next three years and all replacement options expire ten years after the new grant date. An aggregate of 2,237,973 options were cancelled in January 2001 in connection with this program. The Company issued approximately 2,189,000 options on July 20, 2001 related to this repricing. Since the exercise price was equal to the fair market value of the Company's common stock on July 20, 2001, and the Company met the six-month waiting period specified in FASB Interpretation No. 44, the Company did not record any compensation cost in connection with this program.

5.    RETIREMENT PLAN

        In November 1985, the Company adopted an employee savings plan (the Savings Plan) in compliance with Section 401(k) of the Internal Revenue Code. Effective April 1, 1995, the Savings Plan provides for annual Company contributions of up to 15% of the first 6% of total compensation per participant. Effective January 1, 1998, these contributions vest in full after a three-year period of service. Effective January 1, 1999, the Savings Plan was amended to provide for annual contributions of up to 40% of the first 6% of total compensation, with a maximum matching contribution of $3,000 annually. The Company's contributions to the Savings Plan were $221,000, $231,000 and $203,000 in 2001, 2000 and 1999, respectively.

        As part of the merger with Digital Origin, the Company had a separate employee savings plan, in which all eligible former Digital Origin employees could defer up to 15% of their pre-tax compensation, but not more than statutory limits. Digital Origin, and subsequently the Company, was allowed to make contributions as defined in the 401(k) Plan and as approved by the Board of Directors. Contributions to the Savings Plan were $44,000, $65,000 and $47,000 in 2001, 2000 and 1999, respectively. Digital Origin matched a specified portion of the employee contributions up to a maximum of $1,000 per employee per year. The Company expects to terminate this employee savings plan sometime in fiscal 2002 because there are currently no active participants remaining in the plan due to the sale of the Company's software product line to Autodesk on August 29, 2001.

        The Company does not provide postretirement benefits to any employees as defined under SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions.

6.    BANK FACILITIES

        The Company renewed an irrevocable standby letter of credit agreement for a sum not to exceed $137,945 effective April 1, 2001. This facility was entered into in connection with the lease of the Company's office and manufacturing facility (see Note 7(a) of the Consolidate Financial Statements). The letter of credit, which was to expire March 31, 2002, has been extended to June 1, 2002.

MEDIA 100 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOVEMBER 30, 2001

7.    COMMITMENTS AND CONTINGENCIES

(a)    Commitments

        The Company's principal executive, engineering, manufacturing and sales operations occupy approximately 56,500 square feet in a leased facility located in Marlborough, MA. The lease for this facility terminates on March 31, 2002. Total rent expense including operating expenses pursuant to the lease agreement charged to operations with respect to the Company's current Marlboro facility for fiscal years 2001, 2000 and 1999 was $1,049,000, $1,034,000 and $879,000. Rent expense including operating expenses pursuant to the lease agreement charged to operations for the consolidated Company for fiscal years 2001, 2000 and 1999 was $1,321,000, $1,283,000 and $1,105,000, respectively.

        In January 2002, the Company signed an amendment to the lease allowing the Company to occupy approximately 45,534 square feet in a new facility in Marlborough, MA owned by the same landlord. Under the amendment, the Company will continue to occupy the current space until the new space is available for occupancy. The Company expects the commencement date for occupancy at the new building will be approximately April 1, 2002 and will continue for a term of forty (40) months with an annual base rent of approximately $444,000. Upon commencement of occupancy, all obligations for the Company's current lease will terminate. In connection with the signing of the lease amendment, the Company has revised the estimated useful life of leasehold improvements and certain furniture and fixtures that will not be moved the new facility. The remaining net book value of the leasehold improvements and furniture and fixtures of approximately $1,288,000 will be depreciated during the first two quarters of fiscal 2002.

        As part of the acquisition of Terran in June 1999, the Company occupied additional office space located at 15951 Los Gatos Boulevard, Los Gatos, California. All of the Company's operations relating to the streaming media software product line division occupied this space. The Company has recorded a charge to discontinued operations, net of estimated sublease income of $348,000 for this lease which will expire on September 30, 2004. The future minimum lease payments are included in the table below.

        As part of the shutdown of the Streamriver division, the Company recorded as a restructuring charge, rent expense, net of estimated sublease income of $230,000 associated with the lease for the facility in North Hollywood, CA which was used by the Streamriver division. The lease expires on November 30, 2005 and the future minimum lease payments are included in the table below.

        The Company also occupies sales and customer support facilities in or near Paris, France; Bracknell, England; and Munich, Germany.

        Future minimum lease payments, excluding operating costs, under all operating leases are as follows (in thousands):

Fiscal Years Ending November 30,	Amount
2002	$1,220
2003	1,024
2004	895
2005	436

Total minimum lease payments	$3,575

(b)    Contingencies

        (i) The Company provides accruals for all direct costs associated with the estimated resolution of known contingencies. The accrual is established at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.

        (ii) On June 7, 1995, a lawsuit was filed against the Company by Avid Technology, Inc. (Avid) in the United States District Court for the District of Massachusetts. The complaint generally alleges patent infringement by the Company arising from the manufacture, sale, and use of the Company's Media 100 products. The complaint includes requests for injunctive relief, treble damages, interest, costs and fees. In July 1995, the Company filed an answer and counterclaim denying any infringement and asserting that the Avid patent in question is invalid. The Company intends to vigorously defend the lawsuit. In addition, Avid is seeking reissue of the patent, including claims that it asserts are broader than in the existing patent, and these reissue proceedings remain pending before the U.S. Patent and Trademark Office. On January 16, 1998, the court dismissed the lawsuit without prejudice to either party moving to restore it to the docket upon completion of all matters pending before the U.S. Patent and Trademark Office.

        On August 16, 2000, the U.S. Patent and Trademark Office issued an Office Action rejecting all of the claims made by Avid in their latest request for reexamination of the patent related to the aforementioned lawsuit. In addition, the Examiner at the U.S. Patent and Trademark Office designated the action as "final." On November 29, 2000, Avid filed a Notice of Appeal of the Examiner's rejections to the U.S. Patent and Trademark Office Board of Patent Appeals and Interferences. That appeal has now been fully briefed and is awaiting argument and decision. The litigation remains dismissed pending the outcome of the consolidated reissue/reexamination proceedings, and there can be no assurance that the Company will prevail in the appeal by Avid or that the expense or other effects of the appeal, whether or not the Company prevails, will not have a material adverse effect on the Company's business, operating results and financial condition.

        (iii) On January 13, 1999 and January 28, 1999, Digital Origin and one of its former directors, Charles Berger, were named as defendants in two shareholder class action lawsuits against Splash Technology Holdings, Inc. (Splash), various directors and executives of Splash and certain selling shareholders of Splash. The lawsuit alleges, among other things, that the defendants made or were responsible for material misstatements, and failed to disclose information concerning Splash's business, finances and future business prospects in order to artificially inflate the price of Splash common stock. The complaint does not identify any statements alleged to have been made by Charles Berger or Digital Origin. The complaint further alleges that Digital Origin engaged in a scheme to artificially inflate the price of Splash common stock to reap an artificially large return on the sale of the common stock in order to pay off its debt. Digital Origin and the former director vigorously deny all allegations of wrongdoing and intend to aggressively defend themselves in these matters. Defendant's two initial motions to dismiss the action were granted with leave to amend, and plaintiffs have again amended the complaint. Defendants filed their third motion to dismiss, which has been dismissed without leave to amend. Plaintiffs have appealed this ruling to the 9th Circuit Court of Appeals.

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

        On August 15, 2001, Deutsche Financial, Inc. entered into a settlement agreement with Digital Origin to pay $1,075,000 to the Company. Pursuant to APB Opinion No. 20, the Company revised its estimate of the allowance for doubtful accounts by reversing $1,171,000 of the allowance in the three months ended August 31, 2001 by reducing the loss from discontinued operations.

        (v) On October 12, 1999, a lawsuit was filed against the Company by McRoberts Software, Inc. in the United States District Court for the Southern District of Indiana. The complaint alleges copyright infringement, breach of contract, and trade secret misappropriation. The complaint includes requests for unspecified monetary damages and enhanced damages, interest, costs and fees. An unfavorable verdict was filed on February 25, 2002 against the Company in the amount of $2.5 million. The Company plans to file post-trial motions with the trial court seeking to reverse the judgement. If those post-trial motions are not successful, the Company will appeal the judgement. However, at November 30, 2001, the Company has recorded a liability in the amount of $2.6 million that includes estimated legal fees associated with the litigation.

        (vi) On May 9, 2001, a lawsuit was filed against the Company by the former shareholders of Wired, a company acquired by the Company in December 1999 (see Note 3of the Consolidated Financial Statements). The complaint alleges fraud, negligent misrepresentation, breach of express and implied-in-fact contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty and violation of California business and professional code section 17200. The complaint includes requests for compensatory and punitive damages, injunctive relief, and fees. No specific amount or punitive damages are alleged, other than compensatory damages in an amount to be proven at trial, but not less than $25,000, the jurisdictional minimum for the court. The Company filed a demurrer challenging the legal sufficiency of the causes of action alleged. A hearing on that demurrer occurred on November 6, 2001 and the Court sustained the demurrer to one cause of action, for negligent false promise. The matter has been referred for mediation, which is scheduled for March 22, 2002. Discovery has been initiated and the Company has indicated it intends to vigorously defend the claims asserted.

        (vii) From time to time the Company is involved in other disputes and/or litigation encountered in its normal course of business. The Company does not believe that the ultimate impact of the resolution of such other outstanding matters will have a material effect on the Company's business, operating results or financial condition.

8.    INCOME TAXES

        The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets are as follows:

	As of November 30,
	2001	2000
	(in thousands)
Net operating loss carryforwards	$32,625	$31,628
Other temporary differences, principally nondeductible accruals	5,621	4,328
Research and development credit carryforwards	6,292	6,292

Subtotal	44,538	42,248
Valuation allowance	(44,538)	(42,248)

Net deferred tax assets	$—	$—

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

        Net operating loss and tax credit carryforwards expire at various dates through 2021. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss and tax credit carryforwards available to be used in any given year in the event of significant changes in ownership, as defined.

        The income (loss) from continuing operations before tax provision in the accompanying consolidated statements of operations consisted of the following:

	Fiscal Years Ended November 30,
	2001	2000	1999
	(in thousands)
United States	$(15,511)	$(7,227)	$(1,754)
Foreign	(625)	1,692	1,944

	$(16,136)	$(5,535)	$190

        The income tax provision (benefit) related to continuing operations shown in the accompanying consolidated statements of operations consists of the following:

	Fiscal Years Ended November 30,
	2001	2000	1999
	(in thousands)
Federal:
Current	$—	$—	$(224)
Deferred	(4,100)	—	224

	(4,100)	—	—

State:
Current	—	—	—
Deferred	(600)	—	—

	(600)	—	—

Foreign—Current	—	—	—

	$(4,700)	$—	$—

        The effective income tax rate varies from the amount computed using the statutory U.S. income tax rate as follows:

	Fiscal Years Ended November 30,
	2001	2000	1999
Tax provision (benefit) at statutory rate	(34.0)%	(34.0)%	34.0%
State taxes	(6.0)	(6.0)	6.0
Change in valuation allowance	17.4	40.0	(40.0)

Tax benefit	(22.6)%	—%	—%

9.    ACCRUED EXPENSES

        Accrued expenses at November 30, 2001 and 2000 consist of the following:

	2001	2000
	(in thousands)
Payroll and payroll-related taxes	$942	$2,242
Accrued warranty	561	559
Accrued restructuring	527	528
Accrued inventory	323	763
Accrued selling and marketing	361	301
Accrued legal	3,067	501
Accrued other	2,219	2,248

	$8,000	$7,142

10.    VALUATION AND QUALIFYING ACCOUNTS

        The following table sets forth activity in the Company's accounts receivable reserve account:

	Balance at Beginning of Fiscal Year	Charges to Cost and Expense	Deductions	Balance at End of Fiscal Year
	(in thousands)
For the Fiscal Year Ended November 30, 1999	$395	$177	$170	$402

For the Fiscal Year Ended November 30, 2000	$402	$266	$334	$334

For the Fiscal Year Ended November 30, 2001	$334	$487	$309	$512

MEDIA 100 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOVEMBER 30, 2001

11.    SELECTED QUARTERLY INFORMATION (UNAUDITED)

	Fiscal 2001
	February 28	May 31	August 31	November 30
	(in thousands, except per share amounts)
Net sales	$9,601	$8,085	$7,796	$5,763

Gross profit	$5,336	$3,527	$3,359	$2,842

Income (loss) from continuing operations	$(3,321)	$(5,687)	$(4,115)	$(3,013)

Income (loss) from discontinued operations	$(675)	$(1,122)	$(903)	$7,380

Net income (loss)	$(3,996)	$(6,809)	$(5,018)	$4,367

Income (loss) per share—basic
Continuing operations	$(0.27)	$(0.46)	$(0.33)	$(0.24)

Discontinued operations	$(0.05)	$(0.09)	$(0.07)	$0.59

Total	$(0.32)	$(0.55)	$(0.40)	$0.35

Income (loss) per share—diluted
Continuing operations	$(0.27)	$(0.46)	$(0.33)	$(0.24)

Discontinued operations	$(0.05)	$(0.09)	$(0.07)	$0.59

Total	$(0.32)	$(0.55)	$(0.40)	$0.35

Shares—net income (loss) per share—basic	12,333	12,359	12,415	12,545

Shares—net income (loss) per share—diluted	12,333	12,359	12,415	12,545

	Fiscal 2000
	February 29	May 31	August 31	November 30
	(in thousands, except per share amounts)
Net sales	$11,398	$11,877	$12,542	$11,393

Gross profit	$6,702	$6,793	$7,161	$4,764

Income (loss) from continuing operations	$(507)	$(536)	$(475)	$(4,017)

Income (loss) from discontinued operations	$(912)	$(1,580)	$752	$(3,106)

Net income (loss)	$(1,419)	$(2,116)	$277	$(7,123)

Income (loss) per share—basic
Continuing operations	$(0.04)	$(0.04)	$(0.04)	$(0.33)

Discontinued operations	$(0.08)	$(0.13)	$0.06	$(0.25)

Total	$(0.12)	$(0.18)	$0.02	$(0.58)
Income (loss) per share—diluted
Continuing operations	$(0.04)	$(0.04)	$(0.04)	$(0.33)

Discontinued operations	$(0.08)	$(0.13)	$0.06	$(0.25)

Total	$(0.12)	$(0.18)	$0.02	$(0.58)

Shares—net income per share—basic	11,700	11,991	12,136	12,241

Shares—net income per share—diluted	11,700	11,991	13,136	12,241

MEDIA 100 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOVEMBER 30, 2001

12.    SEGMENT INFORMATION

        The Company applies the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for public companies to report operating segment information in annual and interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is composed of the Chief Executive Officer and members of senior management. The Company's reportable operating segments are digital video systems, services and corporate.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Revenues are attributed to geographic areas based on where the customer is located. Segment information for the years November 30, 2001, 2000 and 1999, is as follows (in thousands):

	Digital Video Systems	Services	Corporate	Total
1999
Net sales external customers	$38,567	$8,817	$—	$47,384

Gross profit	$21,390	$7,544	$—	$28,944

Depreciation and amortization	$3,470	$70	$—	$3,540

Restructuring	$—	$—	$424	$424

Interest income, net	$—	$—	$1,387	$1,387

2000
Net sales external customers	$37,345	$9,865	$—	$47,210

Gross profit	$17,278	$8,142	$—	$25,420

Depreciation and amortization	$2,599	$110	$—	$2,709

Amortization of acquisition related intangibles	$—	$—	$1,249	$1,249

Acquired in-process research and development	$—	$—	$470	$470

Restructuring	$—	$—	$236	$236

Interest income, net	$—	$—	$951	$951

2001
Net sales external customers	$22,487	$8,758	$—	$31,245

Gross profit	$8,194	$6,870	$—	$15,064

Depreciation and amortization	$2,540	$178	$—	$2,718

Amortization of acquisition related intangibles	$—	$—	$2,920	$2,920

Restructuring	$—	$—	$1,540	$1,540

Interest income, net	$—	$—	$289	$289

        Interest income, amortization expense, restructuring costs, and income taxes are considered corporate-level activities and are, therefore, not allocated to segments. Net sales by geographic area for the years ended November 30, 2001, 2000 and 1999 were as follows:

	2001	2000	1999
	(in thousands)
North America	$20,551	$29,733	$30,542
United Kingdom, Sweden, Denmark and Norway	3,132	4,688	4,816
France, Spain, Benelux, Italy	2,691	3,942	4,686
Germany, Austria and Switzerland	1,118	2,040	2,681
Asia, Japan and other foreign countries	3,753	6,807	4,659

	$31,245	$47,210	$47,384

        Long-lived tangible assets by geographic area for the years ended November 30, 2001 and 2000, were as follows:

	2001	2000
	(in thousands)
United States	$3,651	$5,278
United Kingdom	123	194
Germany	1	33
Italy	—	16
France	68	95

	$3,843	$5,616

13.    DISCONTINUED OPERATIONS

        On August 29, 2001, the Company signed an agreement to sell its streaming media software product line to Autodesk, Inc. for $16.0 million in cash, of which $2 million is due from escrow and is payable on August 29, 2002. As a result of this transaction, the net assets consisting primarily of accounts receivable, inventory, equipment, intangible assets, and income taxes payable of the streaming media software product line to be discontinued have been separately classified in the accompanying balance sheet at November 30, 2000. The disposal date was October 5, 2001, the date the sale was completed. The Company's streaming media software product line consisted of products acquired in the Terran acquisition and the merger with Digital Origin.

        The net income (loss) from these operations is included in the accompanying statements of operations under "Income (loss) from discontinued operations." Operating results of the software product line for the fiscal years ended November 30, 2001, 2000 and 1999 are as follows:

	2001	2000	1999
	(in thousands)
Net sales of discontinued operations	$11,062	$25,656	$17,449

Income (loss) from operations of discontinued software product line, net of income tax benefit of $400 in 2001	$(3,122)	$(4,846)	$6,229
Gain on sale of software product line, net of income tax provision of $5,100 in 2001	7,802	—	—

Income (loss) from discontinued operations	$4,680	$(4,846)	$6,229

        Net assets from discontinued operations at November 30, 2001 and 2000 consist of the following:

	November 30,
	2001	2000
	(in thousands)
Accounts receivable	$—	$2,298
Inventory	—	525
Property and equipment, net	—	440
Intangible assets, net	—	3,408
Income taxes payable	—	(1,089)

	$—	$5,582

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Media 100 Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2002.

MEDIA 100 INC.
By:	/s/ JOHN A. MOLINARI John A. Molinari Chief Executive Officer and President

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS that each of the undersigned officers and directors of Media 100 Inc., a Delaware corporation (the "Company"), hereby constitutes and appoints John A. Molinari and Steven D. Shea, and each of them, with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities (until revoked in writing) to sign the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2001, and any and all amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

JOHN A. MOLINARI John A. Molinari	Chief Executive Officer, President and Director (Principal Executive Officer)	February 28, 2002
/s/ STEVEN D. SHEA Steven D. Shea	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 28, 2002
/s/ MAURICE L. CASTONGUAY Maurice L. Castonguay	Director	February 28, 2002
/s/ PAUL J. SEVERINO Paul J. Severino	Director	February 28, 2002
/s/ ROGER REDMOND Roger Redmond	Director	February 28, 2002

EXHIBIT INDEX

Exhibit Number	Description
2.07	Merger Agreement (the "Merger Agreement") dated as of December 21, 1995 among Radius Inc., Splash Technology, Inc., Summit Subordinated Debt Fund, L.P., Summit Ventures IV, L.P., Summit Investors II, L.P., Splash Technology Holdings, Inc. and Splash Merger Company, Inc. (2)
2.08	Amendment No. 1 to Merger Agreement dated as of January 30, 1996. (2)
2.09	Agreement and Plan of Reorganization dated December 28, 1999 with Media 100, Inc. (filed as exhibit 2.09 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2000 and incorporated by reference herein).
2.10	Asset Purchase Agreement by and among Media 100 Inc. and Autodesk, Inc, and with respect to Section 9.5 of Article IX only Computershare Trust Company, Inc. dated August 29, 2001 (filed as exhibit 2.10 of the Company's Quarterly Report of Form 10-Q for the fiscal quarter ended August 31, 2001 and incorporated by reference herein).
3.1	Restated Certificate of Incorporation of Media 100 Inc. (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 and incorporated by reference herein).
3.3	By-laws of Media 100 Inc., as amended through June 17, 1998 (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31,1998 and incorporated by reference herein).
4	Specimen Certificate representing the Company's Common Stock (filed as Exhibit 4 to the Company's Registration Statement on Form S-1, File No. 2-94121 and incorporated by reference herein).
4.03	A Warrant dated September 13, 1995 between IBM Credit Corporation and the Digital Origin Inc. (8)
B Warrant dated October 13, 1996, between Mitsubishi Electronics America, Inc. and the Digital Origin Inc. (9)
4.04	Form of Registration Rights Agreement between the Digital Origin Inc. and certain shareholders. (8)
10.1*	Key Employee Incentive Plan (1982), as amended through November 15, 1996 (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 and incorporated by reference herein).
10.2*	1986 Employee Stock Purchase Plan, as amended through June 12, 2001 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001 and incorporated by reference herein).
10.3*	Key Employee Incentive Plan (1992), as amended through June 12, 2001 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001 and incorporated by reference herein).
10.4*	Media 100 Inc. 401(k) Savings Plan (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997 and incorporated by reference herein).
10.5.1	Lease dated January 31, 1997 relating to 290 Donald Lynch Boulevard, Marlboro, MA (filed as Exhibit 10.5.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 and incorporated by reference herein).

10.5.2	License Agreement dated as of January 31, 1997 relating to 290 Donald Lynch Boulevard, Marlboro, MA (filed as Exhibit 10.5.2 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 and incorporated by reference herein).
10.5.3	Amendment to Lease dated January 8, 2002 relating to 290 Donald Lynch Blvd, Marlboro, MA and 450 Donald Lynch Blvd, Marlboro, MA.
10.6.1	Distribution Agreement dated as of November 19, 1996 with Data Translation II, Inc. (DTI) (filed as Exhibit 10.8.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 and incorporated by reference herein).
10.6.2	Intellectual Property Agreement dated as of December 2, 1996 with DTI (filed as Exhibit 10.8.2 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 and incorporated by reference herein).
10.6.3	Corporate Services Agreement dated as of December 2, 1996 with DTI (filed as Exhibit 10.8.3 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 and incorporated by reference herein).
10.6.4	Amendment to Corporate Services Agreement dated November 18, 1997 (filed as Exhibit 10.6.4 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997 and incorporated by reference herein).
10.9	Offer Letter from the Company to B. Robert Feingold (filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31,1998 and incorporated by reference herein).
10.10	Agreement and Plan of Merger and Reorganization, dated May 6, 1999 with Terran Interactive, Inc. (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1999 and incorporated by reference herein).
10.11	Asset Purchase Agreement, dated December 17, 1999 with Wired, Inc. (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended November 30, 1999 and incorporated by reference herein).
10.12	A* Digital Origin Inc.'s 401(k) Savings and Investment Plan. (6)
B* Amendment to Digital Origin Inc.'s 401(k) Savings and Investment Plan. (1)
C* Digital Origin Inc.'s 401(k) Savings and Investment Plan Loan Policy. (1)
10.13*	Digital Origin Inc.'s 1995 Stock Option Plan. (1)
10.14*	Form of Stock Option Agreement and Exercise Request as currently in effect under 1995 Stock Option Plan. (1)
10.15*	Digital Origin Inc.'s 1994 Directors' Stock Option Plan. (1)
10.16	Form of Indemnity Agreement with Directors. (5)
10.17*	Employment Agreement by and between Digital Origin Inc. and Mark Housley dated December 20, 1996. (10)
10.18*	Employment Termination and Release Agreement with Mark Housley dated November 3, 2000 (filed as exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended November 30, 2000 and incorporated by reference herein).
10.19	Asset Purchase Agreement dated as of August 7, 1998 between Korea Data Systems America, Inc. and the Digital Origin Inc. (11)
10.20	Amended and Restated License Agreement dated as of August 7, 1998 between Korea Data Systems America, Inc. and the Digital Origin Inc. (11)

10.21	Asset Purchase Agreement dated as of November 23, 1998 between Post Digital Software, Inc. and the Digital Origin Inc. (12)
10.22	Asset Sale Agreement dated as of December 4, 1998 between Splash Technology Holdings, Inc. and the Digital Origin Inc. (12)
10.23	Supplement to the License and Asset Purchase Agreement dated December 4, 1998 between Korea Data Systems America, Inc. and the Digital Origin Inc. (12)
10.24	Lease agreement by and between Digital Origin Inc. and Eliane Ortuno, Trustee, Donald T. Kitts Trust dated January 8, 1999. (460 East Middlefield Road, Mountain View, California offices). (13)
10.25	Digital Origin Inc.'s 1999 Employee Stock Purchase Plan and related documents. (14)
21	Subsidiaries of Media 100 Inc. (filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997 and incorporated by reference herein).
23	Consent of Arthur Andersen LLP.
23.2	Consent of Ernst & Young LLP.
24	Power of Attorney (included in the signature page of this Annual Report on Form 10-K).

(c)    Reports on Form 8-K.

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

QuickLinks

PART I
PART II
CONSOLIDATED STATEMENTS OF OPERATIONS DATA
CONSOLIDATED BALANCE SHEET DATA
PART III
INDEX TO FINANCIAL STATEMENTS
MEDIA 100 INC. CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
MEDIA 100 INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
MEDIA 100 INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
MEDIA 100 INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
MEDIA 100 INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS NOVEMBER 30, 2001
SIGNATURES
POWER OF ATTORNEY
EXHIBIT INDEX