Form 10-Q
period 2002-02-28
MEDIA 100 INC
filed 2002-04-15
CIK 713138

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended:    February 28, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF HE SECURITIES EXCHANGE ACT OF 1934

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

Yes         ☒            No           ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2002
Common Stock, par value $.01 per share	12,760,509 shares

MEDIA 100 INC.

PART I - FINANCIAL INFORMATION

MEDIA 100 INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	February 28, 2002	November 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$13,175	$17,369
Available for sale securities, at fair value	233	241
Due from escrow (Note 14)	2,000	2,000
Accounts receivable, net of allowance for doubtful accounts of $502 in 2002 and $512 in 2001	2,140	2,907
Inventories, net	1,837	1,220
Prepaid expenses and other current assets	948	706
Total current assets	20,333	24,443

Property and equipment, net	2,736	3,843
Intangible assets, net	703	1,880

Total assets	$23,772	$30,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,454	$1,490
Accrued expenses	7,394	8,000
Deferred revenue	3,621	3,812
Total current liabilities	12,469	13,302

Contingencies (Note 9)

Stockholders’ equity:
Common stock	130	126
Capital in excess of par value	217,951	217,683
Accumulated deficit	(206,699)	(200,836)
Treasury stock, at cost	(78)	(78)
Accumulated other comprehensive loss	(1)	(31)
Total stockholders’ equity	11,303	16,864

Total liabilities and stockholders’ equity	$23,772	$30,166

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA 100 INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	February 28, 2002	February 28, 2001
Net sales:
Products	$2,852	$7,063
Services	1,646	2,532
Total net sales	4,498	9,595

Cost of sales	2,238	4,308
Accelerated depreciation and amortization of fixed assets (Note 6)	248	—
Gross profit	2,012	5,287

Operating expenses:
Research and development	2,567	2,578
Selling and marketing	2,248	3,499
General and administrative	1,106	1,492
Amortization and write-off of intangible assets	492	1,460
Accelerated depreciation and amortization of fixed assets (Note 6)	634	—
Settlement of litigation (Note 7 and 9)	924	—
Total operating expenses	7,971	9,029
Operating loss	(5,959)	(3,742)

Interest income, net	78	107
Other income (expense), net	(84)	314
Loss from continuing operations before benefit from income taxes	(5,965)	(3,321)
Benefit from income taxes	(102)	—
Loss from continuing operations	(5,863)	(3,321)
Loss from discontinued operations	—	(675)
Net loss	$(5,863)	$(3,996)

Loss per share:
Basic
Continuing operations	$(0.46)	$(0.27)
Discontinued operations	$—	$(0.05)
Total	$(0.46)	$(0.32)

Diluted
Continuing operations	$(0.46)	$(0.27)
Discontinued operations	$—	$(0.05)
Total	$(0.46)	$(0.32)
Weighted average common shares outstanding:
Basic	12,636	12,333
Diluted	12,636	12,333

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA 100 INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	February 28, 2002	February 28, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,863)	$(3,996)
Net loss from discontinued operations	—	675
(Loss) from continuing operations	(5,863)	(3,321)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,455	805
Non-cash settlement of litigation	924	—
Amortization and write-off of intangible assets	492	1,460
Loss on sale of marketable securities	—	15
Changes in assets and liabilities:
Accounts receivable	767	1,191
Inventories	(708)	88
Prepaid expenses and other current assets	(242)	49
Accounts payable	(36)	(2,546)
Accrued expenses	(780)	(834)
Deferred revenue	(191)	(312)
Net cash used in operating activities	(4,182)	(3,405)

Net cash used in discontinued operations	—	(230)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchases of equipment	(312)	(542)
Purchase of intangible assets	(10)	(32)
Net proceeds from sales of marketable securities	8	5,067
Net cash provided by (used in) investing activities	(314)	4,493
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on note payable	—	(1,492)
Proceeds from issuance of common stock	272	223
Net cash provided by (used in) financing activities	272	(1,269)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	30	33
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,194)	(378)
CASH AND CASH EQUIVALENTS, beginning of period	17,369	11,987
CASH AND CASH EQUIVALENTS, end of period	$13,175	$11,609

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash (received) paid for income taxes	$(102)	$7
OTHER TRANSACTIONS NOT USING CASH:
Change in value of marketable securities	$—	$46

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA 100 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, EXCEPT FOR NOVEMBER 30, 2001 AMOUNTS)

1.  Basis of Presentation

The accompanying interim consolidated financial statements include the accounts of Media 100 Inc. (“the Company”), a Delaware corporation, and its wholly owned subsidiaries.  The interim financial statements are unaudited.  However, in the opinion of management, the interim consolidated financial statements and disclosures reflect all adjustments necessary for fair presentation. Interim results are not necessarily indicative of results expected for a full year or for any other interim period.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest audited financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001, filed with the Securities and Exchange Commission.

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

We design and sell advanced media systems for content design.  Our products are personal computer-based workstations configured with proprietary software and hardware that we engineer and manufacture.  In some cases, particularly with our newly-introduced product—844/X™—we sell our products as “turnkey” systems, meaning we configure and ship the system to an end user, or reseller, with a host personal computer, our software and hardware, and disk storage; in other cases, we deliver only our software and hardware (“unbundled”), typically to an independent value-added reseller that configures the turnkey system themselves on behalf of an end user.

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

4.  Cash, Cash Equivalents and Available for Sale Securities

Cash equivalents are carried at cost, which approximates fair market value, and have original maturities of less than ninety days.  Cash equivalents include money market accounts and repurchase agreements with overnight maturities.  Approximately $140,000 of the cash and cash equivalents was restricted under various letters of credit at February 28, 2002.  On March 29, 2002, the Company opened an irrevocable standby letter of credit in the amount of $250,000 on behalf of a vendor to expire on September 29, 2002.  At March 29, 2002, $400,000 of the cash and cash equivalents was restricted under various letters of credit.

On October 5, 2001, the Company sold its streaming media software product line to Autodesk, Inc. for $16.0 million in cash of which $2.0 million was deposited into an escrow account for a period of one year in case indemnification issues arise.  The amount was classified due from escrow on the accompanying balance sheet at February 28, 2002 and November 30, 2001, respectively.

The Company accounts for securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities.  Under this standard, the Company is required to classify all investments in debt and equity securities into one or more of the following three categories: held-to-maturity, available-for-sale or trading.  Available-for-sale securities are recorded at fair market value with unrealized gains and losses excluded from earnings and included as a component of stockholders’ equity.  All of the Company’s securities are classified as available for sale.

Securities held as of February 28, 2002 and November 30, 2001 consist of the following (in thousands):

Investments available for sale:	Maturity	February 28, 2002	November 30, 2001
Corporate Obligations	1–5 years	$233	$241

Total investments available for sale		$233	$241

Securities had a cost of  $233 and $241, and a market value of $233 and $241 at February 28, 2002 and November 30, 2001, respectively.

5.  Inventories

Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following (in thousands):

	February 28, 2002	November 30, 2001
Raw materials	$978	$811
Work-in-process	486	161
Finished goods	373	248
	$1,837	$1,220

Work-in-process and finished goods inventories include material, labor and manufacturing overhead. Management performs periodic reviews of inventory and disposes of items not required by their manufacturing plan.

6.  Property and Equipment, net

Property and equipment, net, at February 28, 2002 and November 30, 2001 is stated at cost, less accumulated depreciation and amortization, and consists of the following (in thousands):

	February 28, 2002	November 30, 2001
Machinery and equipment	$4,420	$4,169
Purchased software	1,677	1,666
Furniture and fixtures	908	908
Leasehold improvements	1,728	1,728
	$8,733	$8,471
Less accumulated depreciation and amortization	(5,997)	(4,628)
	$2,736	$3,843

In connection with the signing of an amendment to the lease of the Company’s principal facility in Marlborough, MA in January 2002, the Company revised the estimated useful life of leasehold improvements and certain furniture and fixtures that weren’t moved to the new facility. This charge has been reflected as accelerated depreciation and amortization of fixed assets in the Consolidated Statements of Operations.  The Company expects an additional charge of approximately $294,000 for accelerated depreciation and amortization of fixed assets for the quarter ended May 31, 2002.

7.  Intangible Assets

Intangible assets, net at February 28, 2002 and November 30, 2001 consist of the following (in thousands):

	February 28, 2002	November 30, 2001
Patents and Trademarks	$464	$454
Acquired Technology	1,000	1,900
Goodwill	1,225	2,757
	$2,689	$5,111
Less accumulated amortization	(1,986)	(3,231)
	$703	$1,880

Patents and trademarks are being amortized over three years. The Company amortizes goodwill and developed acquired technology related to its acquisitions using a straight-line method over periods ranging from 2 to 3 years, their estimated useful life.

The Company recorded an expense for the amortization and write-off of intangible assets of $1.5 million in the first fiscal quarter of 2001.  Included in the $1.5 million was a write-off of goodwill of $880,000 related to the acquisitions of 21st Century LLC and J2 Digital Media, Inc.  These two acquisitions were combined to form Streamriver, which was launched in June 2000.  During the first quarter of fiscal 2001, the goodwill from these two acquisitions was determined to be impaired due to continued operating losses in Streamriver and the uncertainty surrounding the Company’s ability to recover the goodwill through future cash flows.

Subsequent to the fiscal quarter ended February 28, 2002, the Company settled litigation brought against it by the former shareholders of Wired, Inc. (Wired), a Company acquired by the Company in December 1999 (See Note 9 Contingencies).  As part of the settlement, the Company assigned all rights to the Wired product line, intellectual property relating to Wired products and on-hand inventory related to the Wired product line to the former shareholders.  Wired agreed that no further action will be taken related to the lawsuit previously filed against the Company as noted in Note 9 Contingencies.   Wired granted the Company an irrevocable license to use the source code, technology, know how and intellectual property; provided, however, the license does not include the right to sell Wired products or any equivalent products incorporating the source code, technology, know how and intellectual property.  In addition, Wired agreed to pay to the Company a royalty of 5% of adjusted gross sales of the assigned products, not to exceed $1.2 million, plus the cost of the inventory assigned.  Litigation settlement included in the Consolidated Statements of Operations represents the cost of inventory transferred, the net book value of remaining intangible assets associated with the acquisition, and legal fees associated with the settlement.

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

The Company excludes potentially dilutive securities from its diluted net income (loss) per share computation when either the exercise price of the securities exceeds the fair value of the Company’s common stock or when the Company reports a net loss and the effect of including such securities would be antidilutive.   During the three months ended February 28, 2002 and 2001, options to purchase approximately 1,733,000 and 2,813,000 weighted average shares of common stock, respectively, were not included in the computation of diluted net loss per share as a result of their antidilutive effect.

9.  Contingencies

(i)  The Company provides accruals for all direct costs associated with the estimated resolution of known contingencies.  The accrual is established at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.

(ii)  On June 7, 1995, a lawsuit was filed against the Company by Avid Technology, Inc. (Avid) in the United States District Court for the District of Massachusetts.  The complaint generally alleges patent infringement by the Company arising from the manufacture, sale, and use of the Company’s Media 100 products.  The complaint includes requests for injunctive relief, treble damages, interest, costs and fees.  In July 1995, the Company filed an answer and counterclaim denying any infringement and asserting that the Avid patent in question is invalid. The Company intends to vigorously defend the lawsuit. In addition, Avid is seeking reissue of the patent, including claims that it asserts are broader than in the existing patent, and these reissue proceedings remain pending before the U.S. Patent and Trademark Office.  On January 16, 1998, the court dismissed the lawsuit without prejudice to either party moving to restore it to the docket upon completion of all matters pending before the U.S. Patent and Trademark Office.

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

(v)  On May 9, 2001, a lawsuit was filed against the Company by the former shareholders of Wired, a company acquired by the Company in December 1999.  The complaint alleges fraud, negligent misrepresentation, breach of express and implied-in-fact contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty and violation of California business and professional code section 17200.  The complaint includes requests for compensatory and punitive damages, injunctive relief, and fees.  No specific amount or punitive damages are alleged, other than compensatory damages in an amount to be proven at trial, but not less than $25,000, the jurisdictional minimum for the court.  The Company filed a demurrer challenging the legal sufficiency of the causes of action alleged.  A hearing on that demurrer occurred on November 6, 2001 and the Court sustained the demurrer to one cause of action, for negligent false promise.

Subsequent to the fiscal quarter ended February 28, 2002, the Company settled the Wired litigation.  As part of the settlement, the Company assigned all rights to the Wired product line, intellectual property relating to Wired products and on-hand inventory related to the Wired product line to the former shareholders.  Wired agreed that no further action will be taken related to the lawsuit previously filed against the Company.   Wired granted the Company an irrevocable license to use the source code, technology, know how and intellectual property; provided, however, the license does not include the right to sell Wired products or any equivalent products incorporating the source code, technology, know how and intellectual property.  In addition, Wired promised to pay the Company a royalty of 5% of adjusted gross sales of the assigned products, not to exceed $1.2 million, plus the cost of the inventory assigned.  Litigation settlement included in the Consolidated Statements of Operations represents the cost of inventory transferred, the net book value of remaining intangible assets associated with the acquisition, and legal fees associated with the settlement.

(vi)  From time to time the Company is involved in other disputes and/or litigation encountered in its normal course of business.  The Company does not believe that the ultimate impact of the resolution of such other outstanding matters will have a material effect on the Company’s business, operating results or financial condition.

10.  Income Taxes

The Company recorded an income tax benefit of $102,000 during the three months ended February 29, 2002 as the Company received a refund from the U.S. Government related to a prior period payment.

11.  Accrued Expenses

Accrued expenses at February 28, 2002 and November 30, 2001 consist of the following (in thousands):

	February 28, 2002	November 30, 2001
Payroll, payroll taxes and other taxes	$857	$942
Accrued warranty	561	561
Accrued restructuring	321	527
Accrued inventory	360	323
Accrued legal and professional services	3,121	3,067
Accrued selling and marketing	280	361
Accrued other	1,894	2,219
	$7,394	$8,000

12.  Comprehensive loss

The Company records items of comprehensive income or loss in accordance with SFAS No.130, Reporting Comprehensive Income, and presents such information in the statement of stockholders’ equity.  The components of accumulated other comprehensive loss are as follows (in thousands):

	Three months ended
	February 28, 2002	February 28, 2001
Net loss	$(5,863)	$(3,996)
Cumulative translation adjustment	30	(12)
Unrealized holding gain (loss) on Available-for-sale securities	—	46
Total comprehensive loss	$(5,833)	$(3,962)

13.  Segment Information

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  Revenues are attributed to geographic areas based on where the customer is located.  Segment information for the quarters ended February 28, 2002 and February 28, 2001 is as follows:

	Digital Video Systems	Services	Corporate	Total
February 28, 2002
Net sales from external customers	$2,852	$1,646	$—	$4,498

Gross profit	669	1,344	—	2,012

Depreciation and amortization	1,440	15	—	1,455

Interest income, net	—	—	78	78

February 28, 2001
Net sales from external customers	$7,063	$2,532	$—	$9,595

Gross profit	3,480	1,807	—	5,287

Depreciation and amortization	738	67	—	805

Interest income, net	$—	$—	$107	$107

Interest income is considered a corporate level activity and is, therefore, not allocated to segments.  Management believes transfers between geographic areas are accounted for on an arms length basis.

Net sales by geographic area for the quarters ended February 28, 2002 and 2001 were as follows (in thousands):

	February 28, 2002	February 28, 2001
North America	$2,779	$6,507
United Kingdom, Sweden, Denmark and Norway	473	976
France, Spain and Benelux	237	846
Germany, Austria and Switzerland	188	292
Asia, Japan and other foreign countries	821	974
	$4,498	$9,595

Long-lived tangible assets by geographic area for the quarters ended February 28, 2002 and November 30, 2001 consist of the following (in thousands):

	February 28, 2002	November 30, 2001
United States	$2,513	$3,651
United Kingdom	145	123
Germany	24	1
France	54	68
	$2,736	$3,843

14.  Discontinued Operations

On October 5, 2001, the Company sold its streaming media software product line to Autodesk, Inc. for $16.0 million in cash, of which $2 million is due from escrow and is payable on August 29, 2002. The Company’s streaming media software product line consisted of products acquired in the Terran acquisition and the merger with Digital Origin.

The net loss from these operations is included in the accompanying statements of operations under “Loss from discontinued operations”.  Operating results of the software product line for the fiscal quarters ended February 28, 2002 and 2001 are as follows (in thousands):

	2002	2001
Net sales of discontinued operations	$—	$4,248

Loss from discontinued operations	$—	$675

15.  New Accounting Standards

Emerging Issues Task Force (EITF) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” issued during November 2001, codifies previously issued EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” EITF Issue No. 00-25 addresses various aspects of the accounting for consideration given by a vendor to a customer or a reseller of the vendor’s products.  Consideration includes sales incentives such as discounts, coupons, rebates, free products or services, slotting fees, coop advertising and buydowns.  Pursuant to EITF 00-25, such consideration is presumed to be a reduction of revenue unless certain criteria are met.  The Issue should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001and requires retroactive restatement. The Company previously recorded coop advertising expenses and other sales incentives to resellers within sales and marketing expense in the statement of operations.  The Company adopted EITF Issue No. 01-09 in its interim period ended February 28, 2002.  As a result, the Company has recorded $13,000 as a reduction to product sales in the first quarter ended February 28, 2002.  Additionally, the Company reclassified $49,000 as a reduction of product sales that were previously classified as selling and marketing expenses in the first quarter ended February 28, 2001.

In September 2000, the EITF issued 00-10 “Accounting for Shipping and Handling Fees and costs,” relating to the accounting for reimbursement for shipping and handling fees and related costs by customers.  In accordance with EITF 00-10, reimbursements received for shipping and handling fees and costs incurred should be characterized as revenue in the statement of operations.  The Company has historically accounted for reimbursement received for shipping and handling fees as a reduction of cost of sales in the statement of operations to offset the costs incurred.  The Company adopted EITF 00-10 in the first quarter ended February 28, 2002. As a result, the Company has recorded $7,000 as product sales in the first quarter ended February 28, 2002.  Additionally, the Company reclassified $43,000 as product sales that were previously classified as a reduction to cost of sales in the first quarter ended February 28, 2001.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this report. The discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  The preparation of these requires management to make estimates and judgements that effect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Statements” and elsewhere in this report.

We design and sell advanced media systems for content design.  Our products are personal computer-based workstations configured with proprietary software and hardware that we engineer and manufacture.  In some cases, particularly with our newly-introduced product—844/X™—we sell our products as “turnkey” systems, meaning we configure and ship the system to an end user, or reseller, with a host personal computer, our software and hardware, and disk storage; in other cases, we deliver only our software and hardware (“unbundled”), typically to an independent value-added reseller that configures the turnkey system themselves on behalf of an end user.

Digital Origin Merger and Other Acquisitions

On May 9, 2000, we completed our merger with Digital Origin.  Under the terms of the agreement, Digital Origin’s shareholders and option holders received 0.5347 equivalent shares, or approximately 3.7 million Media 100 common shares, to effect the business combination.  The transaction has been accounted for as a pooling of interests.  With the sale of the streaming media software product line in on October 5, 2001, the results from Digital Origin have now been classified as discontinued operations in the accompanying statements of operations.

We also acquired Terran in fiscal 1999 and Wired, J2 Digital Media, 21st Century Media and certain assets of Integrated Computing Engines, Inc. in fiscal year 2000.  Each of these acquisitions was accounted for as a purchase pursuant to APB No. 16.  As a result, the operations of each acquired entity are reflected in the Company’s consolidated statement of operations from the date of acquisition.   With the sale of the streaming media software product line on October 5, 2001, the results from Terran have now been classified as discontinued operations in the accompanying statements of operations.

On October 5, 2001, we sold our streaming media software product line to Autodesk, Inc. for $16.0 million in cash of which $2.0 million was deposited into an escrow account for a period of one year in case indemnification issues arise.  The net loss from these operations are included in the accompanying statements of operations under “discontinued operations” (see Note 14 to the Consolidated Financial Statements included herein).

 Critical Accounting Policies and Estimates

This management’s discussions and analysis of financial condition and results of operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an ongoing basis, management evaluates its estimates and judgements, including those related to revenue recognition, inventories, the impairment of long lived assets, legal contingencies and discontinued operations.  Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies most significantly affect the portrayal of our financial condition and require management’s most difficult and subjective judgements.

Revenue Recognition

We recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to Certain Transactions.  Net sales are recognized following establishment of persuasive evidence of an arrangement, provided that the license fee is fixed or determinable, delivery of product has occurred via physical shipment or electronically, a determination has been made by management that collection is probable and the Company has no remaining obligations. Revenues under multiple element arrangements, which typically include products and maintenance sold together, are allocated to each element using the residual method in accordance with SOP 98-9.  The Company provides for estimated returns at the time of shipment. The Company recognizes maintenance revenue from the sale of post-contract support services ratably over the life of the contract. We maintain allowances for estimated losses resulting from the inability of our customers to make required payments, however, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, allowances would be required.

Inventories

Our reserve for excess and obsolete inventory is primarily based upon forecasted demand for our products and any change to the reserve arising from forecast revisions is reflected in cost of sales in the period the revision is made. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Long-lived Assets

Property and equipment, including leasehold improvements, are depreciated over their useful lives.  Useful lives are based on management’s estimates of the period that the Company will realize the benefit of these assets.

Legal Contingencies

We are currently involved in legal proceedings.  As discussed in Note 9 of the consolidated financial statements, as of February 28, 2002, we have provided accruals for all direct costs associated with the estimated resolution of known contingencies.  The accrual is established at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.  This litigation could take several years to complete.  Accordingly, actual legal fees and, possibly, damages awards or settlements, could differ significantly from our estimates.  It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions, or the effectiveness of our strategies, related to these proceedings.

Discontinued operations

Our financial statements are prepared using discontinued operations accounting for our streaming media software product line. The Company’s streaming media software product line consisted of products acquired in the Terran acquisition and the merger with Digital Origin.  Under discontinued operations accounting, we accrued estimates of our expected liabilities related to the discontinued operations through their eventual discharge, which in many cases, was expected to be several years in the future.  Our accrual for this lease liability could be materially affected by factors such as our ability to secure subleases, the credit worthiness of subleases and our success at negotiating early termination agreements with lessors.  These factors are significantly dependent on the general health of the economy and the resultant demand for commercial property.

Results of Operations

The following table shows certain consolidated statements of operations data as a percentage of net sales.

	Three months ended
	February 28, 2002	February 28, 2001
Net sales:
Products	63.4%	73.6%
Services	36.6	26.4
Total net sales	100.0	100.0
Cost of sales	49.8	44.9
Accelerated depreciation and amortization of fixed assets	5.5	—
Gross profit	44.7	55.1
Operating expenses:
Research and development	57.1	26.9
Selling and marketing	50.0	36.5
General and administrative	24.6	15.5
Amortization and write-off of intangible assets	10.9	15.2
Accelerated depreciation and amortization Of fixed assets	14.1	—
Settlement of litigation	20.5	—
Total operating expenses	177.2	94.1
Operating loss	(132.5)	(39.0)
Interest income- net	1.7	1.1
Other income (expense)- net	(1.9)	3.3
Loss from continuing operations before benefit from income taxes	(132.6)	(34.6)
Benefit from income taxes	(2.3)	—
Loss from continuing operations	(130.3)	(34.6)
Loss from discontinued operations	—	(7.0)
Net loss	(130.3)%	(41.6)%

Comparison of First Fiscal Quarter of 2002 to First Fiscal Quarter of 2001

Net sales.  Total net sales for the first fiscal quarter ended February 28, 2002 decreased 53.1% to $4.5 million from $9.6 million for the first quarter of fiscal 2001.  Net sales from products for the first fiscal quarter ended February 28, 2002 decreased 59.6% to $2.9 million from $7.1 million for fiscal 2001.  The decrease in net sales from products is due to a number of factors including increased competition for our digital video systems resulting in lower unit sales and average selling prices ($3.9 million), and lower sales of the MPEG-based products acquired in the acquisition of Wired, Inc. (“Wired”)($267,000).  We anticipate this trend of lower year-over-year net sales of our digital video systems to continue for the remainder of this year, partially offset by net sales from our recently introduced content design system, 844/X.  In addition, as part of the settlement of litigation with the former shareholders of Wired, dated April 15, 2002, the Company will no longer sell the MPEG-based products from Wired. Sales of the Wired product line for the first quarter ended February 28, 2002 was approximately $400,000.  Net sales from services for the first fiscal quarter ended February 28, 2002 decreased 35.0% to $1.6 million from $2.5 million for the first quarter of fiscal 2001.  The decrease in net sales from services is due to the elimination of encoding and hosting services offered through Streamriver ($177,000) and lower sales of services to support our digital video systems ($723,000).  Streamriver was shut down in the second quarter of fiscal 2001 due to weak demand for these Internet-related services.

Gross profit.  Gross profit decreased 61.9% to $2.0 million in the first fiscal quarter of 2002 from $5.3 million in the first quarter of fiscal 2001.  Overall gross profit as a percentage of net sales decreased to 44.7% in the first fiscal quarter of 2002 from 55.1% in the first quarter of fiscal 2001.  Specifically, gross profit as a percentage of net product sales decreased to 23.5% in the first fiscal quarter of 2002 from 49.3% in the first quarter of fiscal 2001, while gross profit as a percentage of net sales of services increased to 81.7% in the first fiscal quarter of 2002 from 71.4% in the first quarter of fiscal 2001.  The percentage increase in gross profit as a percentage of net sales of services resulted from the elimination of sales of encoding and hosting service, which provide lower gross profit as a percentage of net sales than customer support contracts for digital video systems.  Gross profit as a percentage of net product sales decreased due to lower unit sales and average selling prices for our digital video systems and a charge of $248,000 for accelerated depreciation.  The accelerated depreciation charge, related primarily to leasehold improvements, is due to our decision to relocate our facility to a new location better suited to meet our needs. We expect an additional charge of approximately $82,000 for accelerated depreciation and amortization of fixed assets for the quarter ended May 31, 2002.  We currently forecast overall gross profit as a percentage of net sales will increase over the next several quarters due to the introduction of our new content design system, 844/X, however, due to potential fluctuations in the mix of products sold, gross profit as a percentage of net sales may vary from one quarter to another.

Research and development.  Research and development expenses were $2.6 million in the first fiscal quarter of 2002, flat with the $2.6 million reported in the first quarter of fiscal 2001.  Research and development expenses consist primarily of salaries and related benefits, consultants, outside services, occupancy and depreciation. At this time, we anticipate research and development expenses will remain relatively stable in our second quarter of fiscal 2002 versus our first quarter and then decrease slightly over the following quarters as we complete the development effort related to the first version of our recently introduced content design system, 844/X.

Selling and marketing.  Selling and marketing expenses decreased 35.8% to $2.2 million in the first fiscal quarter of 2002 from $3.5 million in the first quarter of fiscal 2001.  Selling expenses consist primarily of salaries and related benefits, commissions, travel, occupancy and depreciation.  Marketing expenses consist primarily of salaries and related benefits, trade shows, seminars, advertising, sales literature and lead generation activities.  The decrease in selling and marketing expenses resulted primarily from reduced marketing expenses due to lower product sales of our digital video systems.  We currently anticipate that our selling and marketing expenses will increase in the second quarter of fiscal 2002 in support of the introduction of 844/X and then decrease through the remainder of our current fiscal year, after the completion of the initial introduction of 844/X.

General and administrative.  General and administrative expenses decreased 25.9% to $1.1 million in the first fiscal quarter of 2002 from $1.5 million in the first quarter of fiscal 2001.  General and administrative expenses include the cost of human resources, finance, information technology, legal and other administrative functions of the Company.  The decrease in general and administrative expenses resulted primarily from lower salaries and related benefits and professional fees.  We currently anticipate that our general and administrative expenses will decrease over the next several quarters due to lower legal expenses.

Amortization and write-off of intangible assets.  We recorded an expense for the amortization and write-off of intangible assets of  $492,000 in the first fiscal quarter of 2002 compared to $1.5 million in the first fiscal quarter of fiscal 2001.  The $492,000 recorded in the first quarter of fiscal 2002 related to the amortization of goodwill associated with our acquisition of Wired, Inc. and certain assets of Integrated Computing Engines, Inc.  The $1.5 million recorded in the first quarter of fiscal 2001 related to Wired, Inc., Integrated Computing Engines, Inc. and a write-down of goodwill of $880,000 related to the acquisitions of 21st Century LLC and J2 Digital Media, Inc.  These two acquisitions were combined to form Streamriver, which was launched in June 2000.  During the first quarter of fiscal 2001, the goodwill from these two acquisitions was determined to be impaired due to continued operating losses in Streamriver and the uncertainty surrounding our ability to recover the goodwill through future cash flows.  The Company shut down Streamriver in the second quarter of fiscal 2001.

Accelerated depreciation and amortization of fixed assets.  We recorded a charge of $634,000 related primarily to leasehold improvements at our existing facility in Marlboro, Massachusetts and our decision to relocate from this facility to a new facility better suited to meet our needs.  As result of this decision and the signing of a new lease for the new facility we will amortize the remaining book value as of the beginning of fiscal 2002 of all leasehold improvements, furniture and fixtures over the remaining months in fiscal 2002 (four) that we would occupy our previous facility.  Consequently, we will record a charge for accelerated depreciation in our second quarter of fiscal 2002 for the fourth month of the accelerated period.  We estimate this charge to be approximately $212,000.

Settlement of litigation. We agreed to settle litigation brought against it by the former shareholders of Wired, a Company acquired by the Company in December 1999.  As part of the settlement, the Company assigned all rights to the Wired product line, intellectual property relating to Wired products and on-hand inventory related to the Wired product line to the former shareholders.  Wired agreed that no further action will be taken related to the lawsuit previously filed against the Company as noted in Note 9 Contingencies.   Wired granted the Company an irrevocable license to use the source code, technology, know how and intellectual property; provided, however, the license does not include the right to sell Wired products or any equivalent products incorporating the source code, technology, know how and intellectual property.  In addition, we will provide limited manufacturing and marketing support to the former shareholders in exchange for a royalty of 5% of adjusted gross sales of the assigned products, not to exceed $1.2 million, plus the cost of the inventory assigned. This agreement resulted in a write-off of the remaining goodwill created through the acquisition of Wired.   We currently anticipate this transfer will be completed in the second quarter of fiscal 2002.  There was no similar expense recorded in the first fiscal quarter of 2001.

Interest income, net.  Interest income decreased 27.1% to $78,000 in the first fiscal quarter of 2002 from $107,000 in the first quarter of fiscal 2001.  The decrease in interest income is due to lower cash and cash equivalent balances in fiscal 2002 versus 2001 and lower interest rates.  The Company currently anticipates interest income will decline in fiscal 2002 versus 2001 due to lower cash balances.

Other income (expense), net.  Other expense, net was $84,000 in the first fiscal quarter of 2002 compared to other income, net of $314,000 in the first quarter of fiscal 2001.  The decrease is due to foreign exchange losses on intercompany transactions with our foreign subsidiaries.

Benefit from income taxes.  We recorded a benefit from income taxes of $102,000 in the first quarter of fiscal 2002 due to an income tax refund we received.  We did not record a tax provision or benefit in the first quarter of fiscal 2001.

Loss from continuing operations.  As a result of the above factors, we had a loss from continuing operations for the first fiscal quarter of 2002 in the amount of ($5.9) million, or ($0.46) per share, compared to a net loss of ($3.3) million, or ($0.27) per share, in the first quarter of fiscal 2001.

 Liquidity and Capital Resources

We have funded our operations to date primarily from public offerings of equity securities and cash flows from operations, as well as the sale of our streaming media software product line to Autodesk.  As of February 28, 2002, our principal sources of liquidity included cash, cash equivalents and marketable securities totaling approximately $13.4 million.  This was a decrease of approximately $4.2 million of cash, cash equivalents and marketable securities we had as of November 30, 2001.  In addition to the $13.4 million as of February 28, 2002, an additional $2.0 million is held in escrow until October 2002 as a result of the sale of our streaming media software product line to Autodesk, Inc. in October 2001.

During the first quarter ended February 28, 2002, cash used in operating activities from continuing operations was approximately $4.2 million compared to cash used in operating activities from continuing operations of approximately $3.4 million for the first quarter ended February 28, 2001.  There was no cash provided by or used in discontinued operations for the first quarter ended February 28, 2002.  Cash used in discontinued operations for the first quarter ended February 28, 2001 totaled $230,000.  Cash used in continuing operations during fiscal 2002 included a net loss of $5.9 million including depreciation and amortization of $1.5 million, amortization of intangible assets of $492,000 and a settlement of litigation of $924,000.  Cash used in continuing operations was affected by changes in assets and liabilities including an increase in inventories of $708,000 relating primarily to the initial buildup of inventory for 844/X, prepaid expenses and other current assets of $242,000, and reductions in accounts payable of $36,000, accrued expenses of $780,000 and deferred revenue of $191,000. Cash was provided by the reduction in accounts receivable of $767,000.  Net cash used in investing activities for continuing operations was approximately $314,000 for the first quarter ended February 28, 2002 compared to cash provided by investing activities of approximately $4.5 million for the first quarter ended February 28, 2001.  Cash used in investing activities for continuing operations during 2002 was primarily purchases of capital equipment of $312,000.  Cash provided by financing activities from continuing operations during the first quarter ended February 28, 2002 was approximately $272,000 compared to cash used in financing activities from continuing operations of $1.3 million for the first quarter ended February 28, 2001.  In 2002, cash provided by financing activities from continuing operations was from the issuance of common stock pursuant to stock plans of $272,000.

At February 28, 2002, our contractual cash obligations were as follows:

	Total	Less than 1 year	1–3 years
Lease commitments	$2,899,000	$1,112,000	$1,787,000
Inventory commitments	$1,077,000	$1,077,000	$—

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

Dependence on and competition with Apple Computer, Inc.  As a competitor, Apple Computer, Inc. (“Apple”) could, in the future, inhibit our ability to develop our products that operate on the Macintosh platform.  Additionally, new products and enhancements to existing products from Apple such as Final Cut Pro could cause customers to delay purchases of our products or alter their purchase decision altogether.  Furthermore, as the sole supplier of Macintosh computers, any disruption in the availability of these computers could cause customers to defer or alter their purchase of our products.  We rely on access to key information from Apple to continue development of our products and any failure to continue supplying our engineers with this information could have a material adverse affect on our business and financial results and negatively affect the price of our common stock.

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

Similarly, we may dispose of assets, either assets we have historically used in the business or that we have acquired. During the year ended November 30, 2001, operations of Streamriver, which combined the acquisitions of 21st Century and J2 Digital Media, and the sale of our streaming media software product line, comprising products acquired from Terran and Digital Origin, were disposed.  During the first quarter of 2002, the Company settled litigation resulting in the disposition of certain assets relating to our Wired products.  Our business and results of operations could materially change depending on whether or not we are able to dispose of assets in an advantageous manner.  In addition to obtaining an advantageous price for the assets to be disposed of, dispositions involve a number of special risks and factors, including searching for appropriate acquirers; managing the effect of the disposition on existing and proposed product lines and services, the divestiture of operations and personnel, adverse short-term effects on reported operating results, potential post-divestiture indemnification or liability for liabilities of divested operations, as well as the diversion of management’s attention during the disposition process.  Some or all of these special risks and factors may have a material adverse impact on our business, operating results, and financial condition and, as a result, may negatively affect the market price of our common stock.

History of Losses.  We have incurred substantial operating losses during the current year and in the past five fiscal years.  We incurred an operating loss from continuing operations of approximately $5.9 million for the quarter ended February 28, 2002 and as of February 28, 2002, we had an accumulated deficit of approximately $206.7 million.  Over the past four years we have significantly increased our research and development expenses as a percentage of total sales and we plan to continue to invest in new technology, and as a result, we may incur operating losses in future periods.  We will need to generate increases in our current sales levels to achieve profitability and we may not be able to do so.  If our sales grow more slowly than we anticipate or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenue, our business will be significantly and adversely affected.  Our failure to achieve profitability or achieve the level of profitability expected by investors and securities analysts may adversely affect the market price of our common stock.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

(i) On June 7, 1995, a lawsuit was filed against the Company by Avid Technology, Inc. (Avid) in the United States District Court for the District of Massachusetts.  The complaint generally alleges patent infringement by the Company arising from the manufacture, sale, and use of the Company’s Media 100 products.  The complaint includes requests for injunctive relief, treble damages, interest, costs and fees.  In July 1995, the Company filed an answer and counterclaim denying any infringement and asserting that the Avid patent in question is invalid. The Company intends to vigorously defend the lawsuit. In addition, Avid is seeking reissue of the patent, including claims that it asserts are broader than in the existing patent, and these reissue proceedings remain pending before the U.S. Patent and Trademark Office.  On January 16, 1998, the court dismissed the lawsuit without prejudice to either party moving to restore it to the docket upon completion of all matters pending before the U.S. Patent and Trademark Office.

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

(iii) On October 12, 1999, a lawsuit was filed against the Company by McRoberts Software, Inc. in the United States; District Court for the Southern District of Indiana.  The complaint alleges copyright infringement, breach of contract, and trade secret misappropriation.  The complaint includes requests for unspecified monetary damages and enhanced damages, interest, costs and fees.  An unfavorable verdict was filed on February 25, 2002 against the Company in the amount of $2.5 million.  The Company plans to file post-trial motions with the trial court seeking to reverse the judgement.  If those post-trial motions are not successful, the Company will appeal the judgement.  However, at November 30, 2001, the Company has recorded a liability in the amount of $2.6 million that includes estimated legal fees associated with the litigation.

(iv) On May 9, 2001, a lawsuit was filed against the Company by the former shareholders of Wired, a company acquired by the Company in December 1999 (see Note 9 of the Consolidated Financial Statements).  The complaint alleges fraud, negligent misrepresentation, breach of express and implied-in-fact contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty and violation of California business and professional code section 17200.  The complaint includes requests for compensatory and punitive damages, injunctive relief, and fees.  No specific amount or punitive damages are alleged, other than compensatory damages in an amount to be proven at trial, but not less than $25,000, the jurisdictional minimum for the court.  The Company filed a demurrer challenging the legal sufficiency of the causes of action alleged.  A hearing on that demurrer occurred on November 6, 2001 and the Court sustained the demurrer to one cause of action, for negligent false promise.

Subsequent to the fiscal quarter ended February 28, 2002, the Company settled the Wired litigation.  As part of the settlement, the Company assigns all rights to the Wired product line, intellectual property relating to Wired products and remaining inventory to the former shareholders of Wired.  Wired agreed that no further action will be taken related to the lawsuit previously filed against the Company as noted in Note 9 Contingencies.   Wired granted the Company an irrevocable license to use the source code, technology, know how and intellectual property; provided however the license does not include the right to sell Wired products or any equivalent products incorporating the source code, technology, know how and intellectual property.  In addition, Wired agreed to pay to the Company a royalty of 5% of adjusted gross sales of the assigned products, not to exceed $1.2 million, plus the cost of the inventory assigned.  Litigation settlement included in the Consolidated Statements of Operations represents the cost of inventory transferred, the net book value of remaining intangible assets associated with the acquisition, and legal fees associated with the settlement.

(v) From time to time the Company is involved in other disputes and/or litigation encountered in its normal course of business.  The Company does not believe that the ultimate impact of the resolution of such other outstanding matters will have a material effect on the Company’s business, operating results or financial condition.

Item 6. Exhibits and Reports on Form 8-K

a)  Exhibits

Exhibits required as part of this Quarterly Report on Form 10-Q are listed on the exhibit index on page 26.

b)  Reports on Form 8-K

There were no reports on Form 8-K during the quarter ended February 28, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Media 100 Inc.

Date:	April 15, 2002	By:	/s/ Steven D. Shea
Steven D. Shea
Chief Financial Officer and
Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Description
10.26	Settlement agreement