Form 10-Q
period 2002-05-31
MEDIA 100 INC
filed 2002-07-15
CIK 713138

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

            ☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                                    THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended:     May 31, 2002

            ☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                                    THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From       To

Commission File Number: 0-14779

MEDIA 100 INC.
(Exact name of registrant as specified in its charter)

DELAWARE	04-2532613
(State or other jurisdiction of organization	(I.R.S. Employer Identification Number)
or incorporation)

450 DONALD LYNCH BOULEVARD MARLBOROUGH, MASSACHUSETTS	01752-4748
(Address of principal executive offices)	(Zip code)

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

                Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the                                              latest practicable date.

Class	Outstanding at July 1, 2002
Common Stock, par value $.01 per share	12,834,411 shares

MEDIA 100 INC.

PART I — FINANCIAL INFORMATION

MEDIA 100 INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	May 31,	November 30,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$5,911	$17,369
Available for sale securities, at fair value	250	241
Restricted cash (Notes 4 and 9)	3,170	—
Due from escrow (Notes 4 and 14)	2,000	2,000
Accounts receivable, net of allowance for doubtful
accounts of $466 in 2002 and $512 in 2001	3,073	2,907
Inventories, net	2,647	1,220
Prepaid expenses and other current assets	852	706
Total current assets	17,903	24,443

Property and equipment, net	2,465	3,843
Intangible assets, net	418	1,880

Total assets	$20,786	$30,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,374	$1,490
Accrued expenses	7,074	8,000
Deferred revenue	3,670	3,812
Total current liabilities	13,118	13,302

Contingencies (Note 9)	—	—

Stockholders’ equity:
Common stock	131	126
Capital in excess of par value	218,093	217,683
Accumulated deficit	(210,389)	(200,836)
Treasury stock, at cost	(78)	(78)
Accumulated other comprehensive loss	(89)	(31)
Total stockholders’ equity	7,668	16,864

Total liabilities and stockholders’ equity	$20,786	$30,166

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA 100 INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2002	2001	2002	2001
Net sales:
Products	$5,079	$5,716	$7,931	$12,779
Services	1,500	2,308	3,146	4,840
Total net sales	6,579	8,024	11,077	17,619

Cost of sales	3,303	4,591	5,541	8,899
Accelerated depreciation and amortization of fixed assets (Note 6)	84	—	331	—
Gross profit	3,192	3,433	5,205	8,720

Operating expenses:
Research and development	2,559	2,788	5,126	5,366
Selling and marketing	2,716	3,591	4,964	7,090
General and administrative	1,427	1,179	2,534	2,671
Amortization and write-off of intangible assets	273	480	765	1,940
Accelerated depreciation and amortization of fixed assets (Note 6)	215	—	849	—
Settlement of litigation (Notes 7 and 9)	—	—	924	—
Restructuring charge	—	568	—	568
Total operating expenses	7,190	8,606	15,162	17,635
Operating loss	(3,998)	(5,173)	(9,957)	(8,915)

Interest income, net	37	64	115	171
Other income (expense), net	270	(578)	187	(264)
Loss from continuing operations before benefit from income taxes	(3,691)	(5,687)	(9,655)	(9,008)
Benefit from income taxes	—	—	(102)	—
Loss from continuing operations	(3,691)	(5,687)	(9,553)	(9,008)
Loss from discontinued operations	—	(1,122)	—	(1,797)
Net loss	$(3,691)	$(6,809)	$(9,553)	$(10,805)

Loss per share:
Basic
Continuing operations	$(0.29)	$(0.46)	$(0.75)	$(0.73)
Discontinued operations	$—	$(0.09)	$—	$(0.15)
Total	$(0.29)	$(0.55)	$(0.75)	$(0.88)
Diluted
Continuing operations	$(0.29)	$(0.46)	$(0.75)	$(0.73)
Discontinued operations	$—	$(0.09)	$—	$(0.15)
Total	$(0.29)	$(0.55)	$(0.75)	$(0.88)
Weighted average common shares outstanding:
Basic	12,784	12,359	12,710	12,346
Diluted	12,784	12,359	12,710	12,346

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA 100 INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	May 31, 2002	May 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,553)	$(10,805)
Net loss from discontinued operations	—	1,797
(Loss) from continuing operations	(9,553)	(9,008)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,271	1,521
Non-cash settlement of litigation	924	—
Amortization and write-off of intangible assets	765	1,940
Loss on sale of marketable securities	—	15
Changes in assets and liabilities:
Restricted cash	(3,170)	—
Accounts receivable	(166)	1,702
Inventories	(1,518)	848
Prepaid expenses and other current assets	(146)	61
Accounts payable	884	(1,638)
Accrued expenses	(1,100)	312
Deferred revenue	(142)	(656)
Net cash used in operating activities	(10,951)	(4,903)

Net cash used in discontinued operations	—	(1,099)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchases of equipment	(822)	(627)
Purchase of intangible assets	(33)	(75)
Net proceeds from sales of marketable securities	(9)	4,572
Net cash provided by (used in) investing activities	(864)	3,870
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on note payable	—	(1,492)
Purchase of treasury stock	—	(78)
Proceeds from issuance of common stock	415	225
Net cash provided by (used in) financing activities	415	(1,345)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(58)	77
NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,458)	(3,400)
CASH AND CASH EQUIVALENTS, beginning of period	17,369	11,987
CASH AND CASH EQUIVALENTS, end of period	$5,911	$8,587

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received for income taxes	$(102)	$(42)
OTHER TRANSACTIONS NOT USING CASH:
Change in value of marketable securities	$—	$(88)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA 100 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, EXCEPT FOR NOVEMBER 30, 2001 AMOUNTS)

1.  Basis of Presentation

The accompanying interim consolidated financial statements include the accounts of Media 100 Inc. (“the Company”), a Delaware corporation, and its wholly owned subsidiaries.  The interim financial statements are unaudited.  However, in the opinion of management, the interim consolidated financial statements and disclosures reflect all adjustments necessary for a fair presentation. Interim results are not necessarily indicative of results expected for a full year or for any other interim period.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest audited financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001, filed with the Securities and Exchange Commission.

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

We design and sell advanced media systems for content design.  Our products are personal computer-based workstations configured with proprietary software and hardware that we engineer and manufacture.  In some cases, particularly with our recently-introduced product—844/X™—we sell our products as “turnkey” systems, meaning we configure and ship the system to an end user, or reseller, with a host personal computer, our software and hardware, and disk storage; in other cases, we deliver only our software and hardware (“unbundled”), typically to an independent value-added reseller that configures the turnkey system themselves on behalf of an end user.

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

4.  Cash, Cash Equivalents and Available for Sale Securities

Cash equivalents are carried at cost, which approximates fair market value, and have original maturities of less than ninety days.  Cash equivalents include money market accounts and repurchase agreements with overnight maturities.  Approximately $388,000 of the cash and cash equivalents is restricted under various letters of credit and is classified as restricted cash in the accompanying balance sheet at May 31, 2002.

As part of the McRoberts litigation discussed in Note 9, the Company has placed approximately $2.8 million in an escrow account while the case is on appeal. This amount is included as restricted cash in the accompanying balance sheet at May 31, 2002.

On October 5, 2001, the Company sold its streaming media software product line to Autodesk, Inc. for $16.0 million in cash, of which $2.0 million was deposited into an escrow account for a period of one year in case indemnification issues arise.  The amount is classified as due from escrow on the accompanying balance sheet at May 31, 2002 and November 30, 2001, respectively.

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

Securities held as of May 31, 2002 and November 30, 2001 consists of the following (in thousands):

Investments available for sale:	Maturity	May 31,	November 30,
		2002	2001

Corporate Obligations	1-5 years	$250	$241

Total investments available for sale		$250	$241

Securities had a cost and market value of $250 and $241 at May 31, 2002 and November 30, 2001, respectively.

5.  Inventories

Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following (in thousands):

	May 31,	November 30,
	2002	2001
Raw materials	$1,543	$811
Work-in-process	368	161
Finished goods	736	248
	$2,647	$1,220

Work-in-process and finished goods inventories include material, labor and manufacturing overhead. Management performs periodic reviews of inventory and disposes of items not required by their manufacturing plan.

6. Property and Equipment, net

Property and equipment, net, at May 31, 2002 and November 30, 2001 is stated at cost, less accumulated depreciation and amortization, and consists of the following (in thousands):

	May 31,	November 30,
	2002	2001
Machinery and equipment	$4,392	$4,169
Purchased software	1,677	1,666
Furniture and fixtures	55	908
Leasehold improvements	604	1,728
	$6,728	$8,471
Less accumulated depreciation and amortization	(4,263)	(4,628)
	$2,465	$3,843

In connection with the signing of an amendment to the lease of the Company’s principal facility in Marlborough, MA in January 2002, the Company revised the estimated useful life of leasehold improvements and certain furniture and fixtures that weren’t moved to the new facility. This charge has been reflected as accelerated depreciation and amortization of fixed assets in the accompanying Consolidated Statements of Operations.    Amounts classified as leasehold improvements and furniture and fixtures are additions during the quarter ended May 31, 2002 for the Company’s new principal facility.

7. Intangible Assets

Intangible assets, net at May 31, 2002 and November 30, 2001 consist of the following (in thousands):

	May 31,	November 30,
	2002	2001
Patents and Trademarks	$487	$454
Acquired Technology	1,000	1,900
Goodwill	1,225	2,757
	$2,712	$5,111
Less accumulated amortization	(2,294)	(3,231)
	$418	$1,880

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

During the six months ended May 31, 2002, the Company settled litigation brought against it by the former shareholders of Wired, Inc. (“Wired”), a Company acquired by the Company in December 1999 (See Note 9 Contingencies).  As part of the settlement, the Company assigned all rights to the Wired product line, intellectual property relating to Wired products and on-hand inventory related to the Wired product line to the former shareholders.  Wired agreed that no further action will be taken related to the lawsuit previously filed against the Company as noted in Note 9 Contingencies.   Wired granted the Company an irrevocable license to use the source code, technology, know how and intellectual property; provided, however, the license does not include the right to sell Wired products or any equivalent products incorporating the source code, technology, know how and intellectual property.  In addition, Wired agreed to pay the Company a royalty of 5% of adjusted gross sales of the assigned products, not to exceed $1.2 million, plus the cost of the inventory assigned.  Litigation settlement included in the Consolidated Statements of Operations represents the cost of inventory transferred, the net book value of remaining intangible assets associated with the acquisition, and legal fees associated with the settlement.

8.  Net Loss Per Common Share

The Company computes net loss per share pursuant to SFAS No. 128, Earnings Per Share.  In accordance with SFAS No. 128, basic net loss per share is computed by dividing net income (loss) available for common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed dividing the net loss available for common stockholders by the weighted-average number of common shares outstanding, including potential common shares from the assumed exercise of stock options and warrants outstanding during the period, if any, using the treasury stock method.

Options to purchase approximately 1,784,000 and 1,566,000 weighted average shares of common stock have been excluded from the computation of diluted average shares outstanding at May 31, 2002 and 2001, respectively, as the effect of their inclusion would have been antidilutive.

9.  Contingencies

(i) The Company provides accruals for all direct costs associated with the estimated resolution of known contingencies.  The accrual is established at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.

(ii) On June 7, 1995, a lawsuit was filed against the Company by Avid Technology, Inc. (“Avid”) in the United States District Court for the District of Massachusetts.  The complaint generally alleges patent infringement by the Company arising from the manufacture, sale, and use of the Company’s Media 100 products.  The complaint includes requests for injunctive relief, treble damages, interest, costs and fees.  In July 1995, the Company filed an answer and counterclaim denying any infringement and asserting that the Avid patent in question is invalid. The Company is vigorously defending this lawsuit. In addition, Avid is seeking reissue of the patent, including claims that it asserts are broader than in the existing patent, and these reissue proceedings remain pending before the U.S. Patent and Trademark Office.  On January 16, 1998, the court dismissed the lawsuit without prejudice to either party moving to restore it to the docket upon completion of all matters pending before the U.S. Patent and Trademark Office.

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

(iv) On October 12, 1999, a lawsuit was filed against the Company by McRoberts Software, Inc. (“MSI”) in the United States District Court for the Southern District of Indiana.  The complaint alleges copyright infringement, breach of contract, and trade secret misappropriation.  The complaint includes requests for unspecified monetary damages and enhanced damages, interest, costs and fees.  An unfavorable verdict was filed on February 25, 2002 against the Company in the amount of $2.5 million.  The Company and MSI filed post-trial motions.  Those motions have been ruled upon with the trial court reducing the total amount awarded by the jury but assessing prejudgment interest and attorney’s fees.  The Company is appealing the entire judgment, which approximates $2.8 million.  The entire amount of the award has been placed in an escrow account while the case is on appeal and approximately $2.8 million is included as restricted cash in the accompanying balance sheet at May 31, 2002.

The Company had recorded a liability in the amount of $2.6 million that included estimated legal fees associated with the litigation at November 30, 2001 and the entire amount was expensed in the three months ended November 30, 2001.  During the quarter ended May 31, 2002, the Company recorded an additional liability and expense of $397,000 for the adjusted judgment which included prejudgment interest and attorney’s fees, as well as, estimated legal fees associated with the appeal.

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

During the six months ended May 31, 2002, the Company settled the Wired litigation.  As part of the settlement, the Company assigned all rights to the Wired product line, intellectual property relating to Wired products and on-hand inventory related to the Wired product line to the former shareholders.  Wired agreed that no further action will be taken related to the lawsuit previously filed against the Company.   Wired granted the Company an irrevocable license to use the source code, technology, know how and intellectual property; provided, however, the license does not include the right to sell Wired products or any equivalent products incorporating the source code, technology, know how and intellectual property.  In addition, Wired promised to pay the Company a royalty of 5% of adjusted gross sales of the assigned products, not to exceed $1.2 million, plus the cost of the inventory assigned.  Litigation settlement included in the Consolidated Statements of Operations represents the cost of inventory transferred, the net book value of remaining intangible assets associated with the acquisition, and legal fees associated with the settlement.

(vi) From time to time the Company is involved in other disputes and/or litigation encountered in its normal course of business.  The Company does not believe that the ultimate impact of the resolution of such other outstanding matters will have a material effect on the Company’s business, operating results or financial condition.

10. Income Taxes

The Company recorded an income tax benefit of $102,000 during the six months ended May 31, 2002 as the Company received a refund from the U.S. Government related to a prior period payment.

11.  Accrued Expenses

Accrued expenses at May 31, 2002 and November 30, 2001 consist of the following (in thousands):

	May 31,	November 30,
	2002	2001
Payroll, payroll taxes and other taxes	$694	$942
Accrued warranty	525	561
Accrued restructuring	264	527
Accrued inventory	558	323
Accrued legal and professional services	3,403	3,067
Accrued selling and marketing	234	361
Accrued other	1,396	2,219
	$7,074	$8,000

12.  Comprehensive loss

The Company records items of comprehensive loss in accordance with SFAS No.130, Reporting Comprehensive Income, and presents such information in the statement of stockholders’ equity.  The components of accumulated other comprehensive loss are as follows (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2002	2001	2002	2001

Net loss	$(3,691)	$(6,809)	$(9,553)	$(10,805)

Cumulative translation adjustment	(88)	—	(58)	(11)
Unrealized holding gain on available for sale securities	—	42	—	88

Total comprehensive loss	$(3,779)	$(6,767)	$(9,611)	$(10,728)

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  Net sales are attributed to geographic areas based on where the customer is located.  Segment information for the three and six months ended May 31, 2002 and May 31, 2001 is as follows:

	Digital Video Systems

Three months ended May 31, 2002		Services	Corporate	Total

Net sales from external customers	$5,079	$1,500	$—	$6,579

Gross profit	1,965	1,227	—	3,192

Depreciation and amortization	806	10	—	816

Interest income, net	—	—	37	37

Six months ended May 31, 2002

Net sales from external customers	$7,931	$3,146	$—	$11,077

Gross profit	2,634	2,571	—	5,205

Depreciation and amortization	2,246	25	—	2,271

Interest income, net	—	—	115	115

Three months ended May 31, 2001

Net sales from external customers	$5,716	$2,308	$—	$8,024

Gross profit	1,645	1,788	—	3,433

Depreciation and amortization	644	72	—	716

Interest income, net	—	—	64	64

Six months ended May 31, 2001

Net sales from external customers	$12,779	$4,840	$—	$17,619

Gross profit	5,125	3,595	—	8,720

Depreciation and amortization	1,382	139	—	1,521

Interest income, net	—	—	171	171

Interest income is considered a corporate level activity and is, therefore, not allocated to segments.  Management believes transfers between geographic areas are accounted for on an arms-length basis.

Net sales by geographic area for the quarters ended May 31, 2002 and 2001 were as follows (in thousands):

	Three months ended
	May 31, 2002	May 31, 2001

North America	$3,695	$5,425
United Kingdom, Sweden, Denmark and Norway	894	1,006
France, Spain and Benelux	396	440
Germany, Austria and Switzerland	400	256
Asia, Japan and other foreign countries	1,194	897

	$6,579	$8,024

	Six months ended
	May 31,2002	May 31, 2001

North America	$6,474	$11,932
United Kingdom, Sweden, Denmark and Norway	1,367	1,982
France, Spain and Benelux	633	1,286
Germany, Austria and Switzerland	588	548
Asia, Japan and other foreign countries	2,015	1,871

	$11,077	$17,619

Long-lived tangible assets by geographic area for the quarters ended May 31, 2002 and November 30, 2001 consist of the following (in thousands):

	May 31, 2002	November 30, 2001

United States	$2,258	$3,651
United Kingdom	140	123
Germany	18	1
France	49	68

	$2,465	$3,843

14. Discontinued Operations

On October 5, 2001, the Company sold its streaming media software product line to Autodesk, Inc. for $16.0 million in cash, of which $2 million is due from escrow and is payable on October 5, 2002. The Company’s streaming media software product line consisted of products acquired in the Terran acquisition and the merger with Digital Origin.

The net loss from these operations is included in the accompanying statements of operations under “Loss from discontinued operations”.  Operating results of the software product line for the three and six months ended May 31, 2002 and 2001 are as follows (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2002	2001	2002	2001

Net sales of discontinued operations	$—	$4,079	$—	$8,327

Loss from discontinued operations	$—	$(1,122)	$—	$(1,797)

15.         New Accounting Standards

Emerging Issues Task Force (EITF) Issue No. 01-09 (“Issue”), “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” issued during November 2001, codifies previously issued EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” EITF Issue No. 00-25 addresses various aspects of the accounting for consideration given by a vendor to a customer or a reseller of the vendor’s products.  Consideration includes sales incentives such as discounts, coupons, rebates, free products or services, slotting fees, coop advertising and buydowns.  Pursuant to EITF 00-25, such consideration is presumed to be a reduction of revenue unless certain criteria are met.  The Issue should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001 and requires retroactive restatement. The Company previously recorded coop advertising expenses and other sales incentives to resellers within selling and marketing expense in the statement of operations.  The Company adopted EITF Issue No. 01-09 in the first quarter ended February 28, 2002.  As a result, the Company has recorded $10,000 as an increase to product sales for the three months ended May 31, 2002 and $3,000 as a reduction to product sales for the six months ended May 31, 2002, respectively.  Additionally, the Company reclassified $ 94,000 and $143,000 as reductions of product sales that were previously classified as selling and marketing expenses for the three and six months ended May 31, 2001, respectively.

In September 2000, the EITF issued 00-10 “Accounting for Shipping and Handling Fees and costs,” relating to the accounting for reimbursement for shipping and handling fees and related costs by customers.  In accordance with EITF 00-10, reimbursements received for shipping and handling fees and costs incurred should be characterized as revenue in the statement of operations.  The Company has historically accounted for reimbursement received for shipping and handling fees as a reduction of cost of sales in the statement of operations to offset the costs incurred.  The Company adopted EITF 00-10 in the first quarter ended February 28, 2002. As a result, the Company has recorded $14,000 and $21,000 as product sales for the three and six months ended May 31, 2002, respectively.  Additionally, the Company reclassified $33,000 and $76,000 as product sales that were previously classified as reductions to cost of sales for the three and six months ended May 31, 2001, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this report. The discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  The preparation of these financial statements and related discussions requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates including those related to product returns, bad debts, inventories, contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Statements” and elsewhere in this report.

We design and sell advanced media systems for content design.  Our products are personal computer-based workstations configured with proprietary software and hardware that we engineer and manufacture.  In some cases, particularly with our recently-introduced product—844/X™—we sell our products as “turnkey” systems, meaning we configure and ship the system to an end user, or reseller, with a host personal computer, our software and hardware, and disk storage; in other cases, we deliver only our software and hardware (“unbundled”), typically to an independent value-added reseller that configures the turnkey system themselves on behalf of an end user.

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

On October 5, 2001, we sold our streaming media software product line to Autodesk, Inc. for $16.0 million in cash, of which $2.0 million was deposited into an escrow account for a period of one year in case indemnification issues arise.  The net loss from these operations is included in the accompanying statements of operations under “discontinued operations” (see Note 14 to the Consolidated Financial Statements included herein).

Results of Operations

The following table shows certain consolidated statements of operations data as a percentage of net sales.

	Three months ended May 31,		Six months ended May 31,
	2002	2001	2002	2001
Net sales:
Products	77.2%	71.2%	71.6%	72.5%
Services	22.8	28.8	28.4	27.5
Total net sales	100.0	100.0	100.0	100.0
Cost of sales	50.2	57.2	50.0	50.5
Accelerated depreciation and amortization of fixed assets (Note 6)	1.3	—	3.0	—
Gross profit	48.5	42.8	47.0	49.5
Operating expenses:
Research and development	38.9	34.7	46.3	30.5
Selling and marketing	41.3	44.8	44.8	40.2
General and administrative	21.7	14.7	22.9	15.2
Amortization and write-off of intangible assets	4.1	6.0	6.9	11.0
Accelerated depreciation and amortization of fixed assets (Note 6)	3.3	—	7.7	—
Settlement of litigation (Note 7 and 9)	—	—	8.3	—
Restructuring charge	—	7.1	3.2
Total operating expenses	109.3	107.3	136.9	100.1
Operating loss	(60.8)	(64.5)	(89.9)	(50.6)
Interest income, net	0.6	0.8	1.0	1.0
Other income (expense), net	4.1	(7.2)	1.7	(1.5)
Loss from continuing operations	(56.1)	(70.9)	(87.2)	(51.1)
Benefit from income taxes	—	—	(1.0)	—
Loss from continuing operations	(56.1)	(70.9)	(86.2)	(51.1)
Loss from discontinued operations	—	(14.0)	—	(10.2)
Net loss	(56.1)%	(84.9)%	(86.2)%	(61.3)%

Comparison of Second Fiscal Quarter of 2002 to Second Fiscal Quarter of 2001

Net sales.  Total net sales for the second fiscal quarter ended May 31, 2002 decreased 18.0% to $6.6 million from $8.0 million for the second quarter of fiscal 2001.  Net sales from products for the second fiscal quarter of 2002 decreased 11.1% to $5.1 million from $5.7 million for the second quarter of fiscal 2001.  The decrease in net sales from products is due to a number of factors including increased competition for our digital video systems resulting in lower unit sales and average selling prices ($2.8 million), and lower sales of the MPEG-based products acquired in the acquisition of Wired, Inc. (“Wired”)($400,000).  These decreases were partially offset by sales of our new content design system, 844/X ($2.6 million), which began shipping in April 2002.  We anticipate this trend of lower year-over-year sales of our digital video systems to continue for the remainder of this year, partially offset by sales from 844/X.  In addition, as part of the settlement of litigation with the former shareholders of Wired, dated April 15, 2002, we will no longer sell the Wired MPEG-based products.  Sales of the Wired product line for the second quarter ended May 31, 2002 were approximately $100,000.  Net sales from services for the second fiscal quarter ended May 31, 2002 decreased 35.0% to $1.5 million from $2.3 million for the second quarter of fiscal 2001.  The decrease in net sales from services is due to lower sales of service contracts to support our digital video systems ($800,000).

Gross profit.  Gross profit decreased 7.0% to $3.2 million in the second fiscal quarter of 2002 from $3.4 million in the second quarter of fiscal 2001.  Overall gross profit as a percentage of net sales increased to 48.5% in the second fiscal quarter of 2002 from 42.8% in the second quarter of fiscal 2001.  Specifically, gross profit as a percentage of net product sales increased to 38.7% in the second fiscal quarter of 2002 from 28.8% in the second quarter of fiscal 2001, while gross profit as a percentage of net sales of services increased to 81.8% in the second fiscal quarter of 2002 from 77.5% in the second quarter of fiscal 2001.  The increase in gross profit as a percentage of net sales of services resulted from lower expenses in support of customers, partially offset by our lower sales of services.  Gross profit as a percentage of net product sales increased due to lower manufacturing expenses, partially offset by a charge for accelerated depreciation.  The accelerated depreciation charge, related primarily to leasehold improvements, was due to our decision to relocate our facility to a new location better suited to meet our needs.  We currently forecast overall gross profit as a percentage of net sales will remain relatively constant over the next several quarters however, due to potential fluctuations in the mix of products sold, gross profit as a percentage of net sales may vary from one quarter to another.

Research and development.  Research and development expenses decreased 8.2% to $2.6 million in the second fiscal quarter of 2002 from $2.8 million in the second quarter of fiscal 2001.  Research and development expenses consist primarily of salaries and related benefits for our personnel, consultants, outside services, occupancy and depreciation. At this time, we anticipate research and development expenses will decrease over the next several quarters due to the completion of the development effort related to the first version of our recently introduced content design system, 844/X.  We plan to continue to invest a significant amount of our resources into further development of 844/X; however, for the second half of fiscal 2002, we do not anticipate this future development to be as costly as the development costs associated with the first version of 844/X.

Selling and marketing.  Selling and marketing expenses decreased 24.4% to $2.7 million in the second fiscal quarter of 2002 from $3.6 million in the second quarter of fiscal 2001.  Selling expenses consist primarily of salaries and related benefits for our sales force, sales commissions, travel, occupancy and depreciation.  Marketing expenses consist primarily of salaries and related benefits, trade shows, seminars, advertising, sales literature and lead generation activities.  The decrease in selling and marketing expenses resulted primarily from reduced marketing expenses due to lower product sales of our digital video systems.  We currently anticipate that our selling and marketing expenses will decrease over the next several quarters due to the completion of the initial marketing rollout of 844/X in the second quarter of fiscal 2002.

General and administrative.  General and administrative expenses increased 21.0% to $1.4 million in the second fiscal quarter of 2002 from $1.2 million in the second quarter of fiscal 2001.  General and administrative expenses include the cost of human resources, finance, information technology, legal and other administrative functions.  The increase in general and administrative expenses resulted primarily from a charge of $397,000 related to the McRoberts litigation.  We currently anticipate that our general and administrative expenses will decrease over the next several quarters due to lower legal and headcount related expenses.

Amortization and write-off of intangible assets.  We recorded an expense for the amortization and write-off of intangible assets of $273,000 in the second fiscal quarter of 2002 compared to $480,000 in the second quarter of fiscal 2001.  The $273,000 recorded in the second quarter of fiscal 2002 related to the amortization of goodwill associated with our acquisition of certain assets of Integrated Computing Engines, Inc.  The $480,000 recorded in the second quarter of fiscal 2001 related to Wired, Inc. and certain assets acquired from Integrated Computing Engines, Inc.  We will record an expense for the amortization of intangible assets of $273,000 in the third quarter of fiscal 2002 thereby completing the write-off of all of our goodwill currently on our balance sheet.

Accelerated depreciation and amortization of fixed assets.  We recorded a charge of $215,000 in the second quarter of fiscal 2002 related primarily to leasehold improvements at our previous facility in Marlboro, Massachusetts.  During the second quarter of fiscal 2002 we completed our relocation from this facility to a new facility, also located in Marlboro, Massachusetts, better suited to meet our needs.  As result of this decision and the signing of a lease for the new facility we amortized the remaining book value as of the beginning of fiscal 2002 of all leasehold improvements, furniture and fixtures over the remaining months in fiscal 2002 (four) that we occupied our previous facility.  There was no similar expense recorded in the second quarter of fiscal 2001.

Restructuring. In the second quarter of fiscal 2001 we recorded a restructuring charge of $568,000 related to reorganization that resulted in consolidation of selling and marketing activities and headcount reductions.  There was no such expense recorded in the second quarter of fiscal 2002.

Interest income, net.  Interest income decreased 42.2% to $37,000 in the second fiscal quarter of 2002 from $64,000 in the second quarter of fiscal 2001.  The decrease in interest income is due to lower cash and cash equivalent balances in fiscal 2002 versus 2001.  We currently anticipate interest income will decline in fiscal 2002 versus 2001 due to lower cash balances.

Other income (expense), net.  Other income, net was $270,000 in the second fiscal quarter of 2002 compared to other expense, net of $578,000 in the second quarter of fiscal 2001.  The change from other expense to other income is due to foreign exchange gains on intercompany transactions with our foreign subsidiaries due to the weakened U.S. dollar relative to the Euro.

Loss from continuing operations.  As a result of the above factors, we had a loss from continuing operations for the second fiscal quarter of 2002 in the amount of ($3.7) million, or ($0.29) per share, compared to a net loss from continuing operations of ($5.7) million, or ($0.46) per share, in the second quarter of fiscal 2001.

Comparison of First Six Months Fiscal 2002 to First Six Months of Fiscal 2001

Net sales.  Total net sales for the first six months of fiscal 2002 ended May 31, 2002 decreased 37.1% to $11.1 million from $17.6 million for the first six months of fiscal 2001.  Net sales from products for the first six months of fiscal 2002 decreased 37.9% to $7.9 million from $12.8 million for first six months of fiscal 2001.  The decrease in net sales from products is due to a number of factors including increased competition for our digital video systems resulting in lower unit sales and average selling prices ($6.8 million), and lower sales of the MPEG-based products acquired in the acquisition of Wired, Inc. (“Wired”) ($654,000).  These decreases were partially offset by net sales of our new content-design system, 844/X ($2.6 million), which began shipping in April 2002.  We anticipate this trend of lower year-over-year net sales of our digital video systems to continue for the remainder of this year, partially offset by net sales from 844/X.  In addition, as part of the settlement of litigation with the former shareholders of Wired, dated April 15, 2002, we will no longer sell the Wired MPEG-based products.  Sales of the Wired product line for the first six months of fiscal 2002 were approximately $0.5 million.  Net sales from services for the first six months of fiscal 2002 decreased 35.0% to $3.1 million from $4.8 million for the first six months of fiscal 2001.  The decrease in net sales from services is due to lower sales of service contracts to support our digital video systems ($1.7 million).

Gross profit.  Gross profit decreased 40.3% to $5.2 million in the first six months of fiscal 2002 from $8.7 million in the first six months of fiscal 2001.  Overall gross profit as a percentage of net sales decreased to 47.0% in the first six months of fiscal 2002 from 49.5% in the first six months of fiscal 2001.  Specifically, gross profit as a percentage of net product sales decreased to 33.2% in the first six months of fiscal 2002 from 40.1% in the first six months of fiscal 2001, while gross profit as a percentage of net sales of services increased to 81.7% in the first six months of fiscal 2002 from 74.3% in the first six months of fiscal 2001.  The increase in gross profit as a percentage of net sales of services resulted primarily from lower expenses in support of customers, partially offset by our lower sales of services.  Gross profit as a percentage of net product sales decreased due to lower unit sales of our digital video systems and a charge for accelerated depreciation.  The accelerated depreciation charge, related primarily to leasehold improvements, was due to our decision to relocate our facility to a new location better suited to meet our needs.  We currently forecast overall gross profit as a percentage of net sales will remain relatively constant over the next several quarters, however, due to potential fluctuations in the mix of products sold, gross profit as a percentage of net sales may vary from one quarter to another.

Research and development.  Research and development expenses decreased 4.5% to $5.1 million in the first six months of fiscal 2002 from $5.4 million in the first six months of fiscal 2001.  Research and development expenses consist primarily of salaries and related benefits for our personnel, consultants, outside services, occupancy and depreciation. At this time, we anticipate research and development expenses will decrease over the next several quarters due to the completion of the development effort related to the first version of our recently introduced content design system, 844/X.  We plan to continue to invest a significant amount of our resources into further development of 844/X; however, for the second half of fiscal 2002, we do not anticipate this future development to be as costly as the development costs associated with the first version of 844/X.

Selling and marketing.  Selling and marketing expenses decreased 30.0% to $5.0 million in the first six months of fiscal 2002 from $7.1 million in the first six months of fiscal 2001.  Selling expenses consist primarily of salaries and related benefits for our sales force, sales commissions, travel, occupancy and depreciation.  Marketing expenses consist primarily of salaries and related benefits, trade shows, seminars, advertising, sales literature and lead generation activities.  The decrease in selling and marketing expenses resulted primarily from reduced marketing expenses due to lower product sales of our digital video systems, partially offset by initial marketing expenses for the rollout of 844/X.  We currently anticipate that our selling and marketing expenses will decrease over the next several quarters due to the completion of the initial marketing rollout of 844/X in the second quarter of fiscal 2002.

General and administrative.  General and administrative expenses decreased 5.1% to $2.5 million in the first six months of fiscal 2002 from $2.7 million in the first six months of fiscal 2001.  General and administrative expenses include the cost of human resources, finance, information technology, legal and other administrative functions.  We currently anticipate that our general and administrative expenses will decrease over the next several quarters due to lower legal and headcount related expenses.

Amortization and write-off of intangible assets.  We recorded an expense for the amortization and write-off of intangible assets of $765,000 in the first six months of fiscal 2002 compared to $1.9 million in the first six months of fiscal 2001.  The $765,000 recorded in the first six months of fiscal 2002 related to the amortization of goodwill associated with our acquisitions of Wired, Inc. and certain assets of Integrated Computing Engines, Inc.  The $1.9 million recorded in the first six months of fiscal 2001 related to Wired, Inc., Integrated Computing Engines, Inc. and a write-off of goodwill of $880,000 related to the acquisitions of 21st Century LLC and J2 Digital Media, Inc.  These two acquisitions were combined to form Streamriver, which was launched in June 2000.  During the first quarter of fiscal 2001, the goodwill from these two acquisitions was determined to be impaired due to continued operating losses in Streamriver and the uncertainty surrounding our ability to recover the goodwill through future cash flows.  We shut down Streamriver in the second quarter of fiscal 2001.  We will record an expense for the amortization of intangible assets of $273,000 in the third quarter of fiscal 2002 thereby completing the write-off of all of our goodwill currently on our balance sheet.

Accelerated depreciation and amortization of fixed assets.  We recorded a charge of $849,000 in the first six months of fiscal 2002 related primarily to leasehold improvements at our previous facility in Marlboro, Massachusetts.  During the second quarter of fiscal 2002 we completed our relocation from this facility to a new facility, also located in Marlboro, Massachusetts, better suited to meet our needs.  As a result of this decision and the signing of a lease for the new facility we amortized the remaining book value as of the beginning of fiscal 2002 of all leasehold improvements, furniture and fixtures over the remaining months in fiscal 2002 (four) that we occupied our previous facility.

Settlement of litigation. We agreed to settle litigation brought against us by the former shareholders of Wired, a company we acquired by the Company in December 1999.  As part of the settlement, we assigned all rights to the Wired product line, intellectual property relating to Wired products and on-hand inventory related to the Wired product line to the former shareholders.  Wired agreed that no further action will be taken related to the lawsuit previously filed against us as noted in Note 9 to the Consolidated Financial Statements.   Wired granted us an irrevocable license to use the source code, technology, know how and intellectual property; provided, however, the license does not include the right to sell Wired products or any equivalent products incorporating the source code, technology, know how and intellectual property.  In addition, we will provide limited manufacturing and marketing support to the former shareholders in exchange for a royalty of 5% of adjusted gross sales of the assigned products, not to exceed $1.2 million, plus the cost of the inventory assigned. This agreement resulted in a write-off of the remaining goodwill created through the acquisition of Wired.  There was no similar expense recorded in the first six months of fiscal 2001.

Restructuring. In the first six months of fiscal 2001 we recorded a restructuring charge of $568,000 related to reorganization that resulted in consolidation of selling and marketing activities and headcount reductions.  There was no such expense in the first six months of fiscal 2002.

Interest income, net.  Interest income decreased 32.7% to $115,000 in the first six months of fiscal 2002 from $171,000 in the first six months of fiscal 2001.  The decrease in interest income is due to lower cash and cash equivalent balances in fiscal 2002 versus 2001.  We currently anticipate interest income will decline in fiscal 2002 versus 2001 due to lower cash balances.

Other income (expense), net.  Other income, net was $187,000 in the first six months of fiscal 2002 compared to other expense, net of $264,000 in the first six months of fiscal 2001.  The change from other expense to other income is due to foreign exchange gains on intercompany transactions with our foreign subsidiaries due to the weakened U.S. dollar relative to the Euro.

Benefit from income taxes.  We recorded a benefit from income taxes of $102,000 in the first six months of fiscal 2002 due to an income tax refund we received.  We did not record a tax provision or benefit in the first six months of fiscal 2001.

Loss from continuing operations.  As a result of the above factors, we had a loss from continuing operations for the first six months of fiscal 2002 in the amount of ($9.6) million, or ($0.75) per share, compared to a net loss from continuing operations of ($9.0) million, or ($0.73) per share, in the first six months of fiscal 2001.

Liquidity and Capital Resources

We have funded our operations to date primarily from public offerings of equity securities and cash flows from operations, as well as the sale of our streaming media software product line to Autodesk.  As of May 31, 2002, our principal sources of liquidity included cash, cash equivalents and marketable securities totaling approximately $6.2 million.  This was a decrease of approximately $11.5 million of cash, cash equivalents and marketable securities since the end of our previous fiscal year, which ended November 30, 2001.  Approximately $2.8 million of the $11.5 was placed in an escrow account while the McRoberts litigation is under appeal. This amount is classified as restricted cash at May 31, 2002.  In addition, the Company has restricted cash of approximately $388,000 relating to several letters of credit.  In addition to the $6.2 million as of May 31, 2002, an additional $2.0 million is held in escrow until October 2002 as a result of the sale of our streaming media software product line to Autodesk, Inc. in October 2001.

During the first six months of fiscal 2002 ended May 31, 2002, cash used in operating activities from continuing operations was approximately $11.0 million compared to cash used in operating activities from continuing operations of approximately $4.9 million for the first six months of fiscal 2001.  There was no cash provided by or used in discontinued operations for the first six months of fiscal 2002.  Cash used in discontinued operations for the first six months of fiscal 2001 totaled $1.1 million.  Cash used in continuing operations during fiscal 2002 included a net loss of $9.6 million including depreciation and amortization of $2.3 million, amortization of intangible assets of $765,000 and a settlement of litigation of $924,000.  Cash used in continuing operations was affected by changes in assets and liabilities including an increase in restricted cash of $3.2 million relating to the McRoberts litigation and several letters of credit, an increase in inventories of $1,518,000 relating primarily to the initial buildup of inventory for 844/X and an increase in inventory for our digital video systems, a decrease in accrued expenses of $1,100,000, an increase in accounts receivable of $166,000, an increase in prepaid expenses and other current assets of $146,000, and a decrease in deferred revenue of $142,000.  Cash was provided by an increase in accounts payable of $884,000.  Net cash used in investing activities for continuing operations was approximately $864,000 for the first six months of fiscal 2002 compared to cash provided by investing activities of approximately $3.9 million for the first six months of fiscal 2001.  Cash used in investing activities for continuing operations during the first six months of fiscal 2002 was primarily for purchases of capital equipment of $822,000.  Cash provided by financing activities from continuing operations during the first six months of fiscal 2002 was approximately $415,000 compared to cash used in financing activities from continuing operations of $1.3 million for the first six months of fiscal 2001.  In the first six months of fiscal 2002, cash provided by financing activities from continuing operations was proceeds from the issuance of common stock pursuant to stock plans of $415,000.

At May 31, 2002, our contractual cash obligations were as follows:

	Total	Less than 1 year	1-3 years
Lease commitments	$2,892,000	$1,075,000	$1,817,000
Inventory commitments	$622,000	$622,000	$—

We currently anticipate that our current cash and equivalents plus cash due from escrow will be sufficient to fund our anticipated cash requirements for working capital and capital expenditures for at least the next twelve months.  We may need to raise additional funds, however, in order to fund our business, develop new and enhance existing products and services, or acquire complementary products, businesses or technologies.  If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership or our stockholders may be reduced, our stockholders may experience additional dilution, and such securities may have rights, preferences or privileges senior to those of our existing stockholders.  Additional financing may not be available on terms favorable to us, or at all.  If adequate funds are not available or are not available on acceptable terms, our ability to fund expansion, take advantage of unanticipated opportunities or develop or enhance our products or services would be significantly limited.

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

Risks Associated With Development and Introduction of New Products.  If we are not successful in developing and introducing new products to the markets we serve our business and operating results will suffer.  In late April 2002, we shipped our latest new product, 844/X, and currently anticipate this new product will generate greater than 50% of the revenue from product sales in the current fiscal year.  If the adoption of 844/X is slower than we anticipate or if there are delays in releasing subsequent versions of 844/X, our current revenue expectations may be too high and our operating results may be negatively affected.  In addition, new product announcements by our competitors and other new product announcements by us could have the effect of reducing customer demand for our existing products.  Also, when we introduce new or enhanced products we must effectively manage the transitions from existing products to minimize disruption of orders from our customers.  New product introductions require us to devote time and resources to the training of our sales channel in the features and target customers for such new products, which efforts could result in less selling efforts being made by the sales channel during such training period.  Our failure to effectively manage new product announcements or introductions could contribute to significant quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline and, as a result, our operating results will suffer.

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

Risks of Third-Party Claims of Infringement.  There has been substantial industry litigation regarding patent, trademark and other intellectual property rights involving technology companies.  In the future, litigation may be necessary to enforce any patents issued to us or to enforce trade secrets, trademarks and other intellectual property rights owned by us, to defend ourselves against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others.  For a description of certain pending litigation instituted against us, see Item 1, Legal Proceedings of Part II, Other Information and Note 9 to the Consolidated Financial Statements included herein.  Any such litigation could be costly and a diversion of management’s attention, which could adversely affect our business and operating results and our financial condition.  Adverse determinations in any such litigation could result in the loss of our proprietary rights, subject us to significant liabilities, and require us to seek licenses from third parties or prevent us from manufacturing or selling our products, any of which could adversely affect our business and operating results and our financial condition.

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

Dependence on Key Personnel.  We believe that our future success will depend on our continued ability to attract and retain qualified employees, especially in research and development.  Our inability to attract and retain qualified personnel on a timely basis, or the departure of key employees could have a material adverse affect on our business and operating results and negatively affect the price of our common stock.

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

Merger and Acquisition Related Risks.  During the fiscal year ended November 30, 2000, we completed the merger with Digital Origin and the acquisitions of Wired, 21st Century Media LLC, and J2 Digital Media, Inc. In addition, we completed the acquisition of certain assets of Integrated Computing Engines, Inc.  Our business and results of operations could be materially adversely affected in the event we fail to complete publicly announced acquisitions or to successfully integrate the business and operations of the merger or the acquisitions.  In the future, we may continue to acquire or merge with existing businesses, products, and technologies to enhance and expand our line of products.  Such mergers and acquisitions may be material in size and in scope.  There can be no assurance that we will be able to identify, acquire, or profitably manage additional businesses or successfully integrate any acquired businesses into our business without substantial expenses, delays, or other operational or financial problems.  Acquisitions involve a number of special risks and factors, including increasing competition for attractive acquisition candidates in our markets, the technological enhancement and incorporation of acquired products into existing product lines and services, the assimilation of the operations and personnel of the acquired companies, failure to retain key acquired personnel, adverse short-term effects on reported operating results, the amortization of acquired intangible assets, the assumption of undisclosed liabilities of any acquired companies, the failure to achieve anticipated benefits such as cost savings and synergies, as well as the diversion of management’s attention during the acquisition and integration process.  We may not be able to operate the acquired businesses properly and may not be able to successfully recover amounts paid for such businesses.  Some or all of these special risks and factors may have a material adverse impact on our business, operating results, and financial condition and, as a result, may negatively affect the market price of our common stock.

Similarly, we may dispose of assets, either assets we have historically used in the business or that we have acquired. During the year ended November 30, 2001, operations of Streamriver, which combined the acquisitions of 21st Century LLC and J2 Digital Media Inc., and the sale of our streaming media software product line, comprising products acquired from Terran and Digital Origin, were disposed.  During the first quarter of 2002, we settled litigation resulting in the disposition of certain assets relating to our Wired products.  Our business and results of operations could materially change depending on whether or not we are able to dispose of assets in an advantageous manner.  In addition to obtaining an advantageous price for the assets to be disposed of, dispositions involve a number of special risks and factors, including searching for appropriate acquirers; managing the effect of the disposition on existing and proposed product lines and services, the divestiture of operations and personnel, adverse short-term effects on reported operating results, potential post-divestiture indemnification or liability for liabilities of divested operations, as well as the diversion of management’s attention during the disposition process.  Some or all of these special risks and factors may have a material adverse impact on our business, operating results, and financial condition and, as a result, may negatively affect the market price of our common stock.

History of Losses and Negative Cash Flows.  We have incurred substantial operating losses during the current year and in the past five fiscal years, and have experienced negative cash flow from ongoing operations during the current fiscal year.  We incurred an operating loss from continuing operations of approximately $9.6 million for the six months ended May 31, 2002 and as of May 31, 2002, we had an accumulated deficit of approximately $210.4 million.

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

In addition, we believe we may continue to experience negative operating cash flows for the remainder of this fiscal year and into next fiscal year, although we currently anticipate that our current cash plus due from escrow will be sufficient to fund our anticipated cash requirements for working capital and capital expenditures for at least the next twelve months.  Depending on future cash flow, we may need to raise additional capital in the future to meet our cash requirements.  We may not be able to find additional financing, if required, on favorable terms or at all.

Stock Price Volatility.  The trading price of our common stock has been highly volatile and has fluctuated significantly in the past.  During the six months ended May 31, 2002 our stock price fluctuated between a low of $1.10 per share and a high of $3.75 per share.  During fiscal 2001, our stock price fluctuated between a low of $0.81 per share and a high of $3.81 per share.  We believe that the price of our common stock may continue to fluctuate significantly in the future in response to a number of events and factors relating to our company, our competitors, and the market for our products and services, many of which are beyond our control, such as, variations in our quarterly operating results; changes in financial estimates and recommendations by securities analysts; changes in market valuations of companies in our markets; announcements by us or our competitors of significant products, acquisitions, or strategic partnerships; failure to complete significant business transactions; departures of key personnel; purchases or sales of common stock or other securities by us; or news relating to trends in our markets.  In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme volatility over the past twelve months.  This volatility has often been unrelated to the operating performance of particular companies.  These broad and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.  We are not a party to any derivative financial instruments or other financial instruments for which the fair value disclosure would be required under Statement of Financial Accounting Standards No. 107 Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments (SFAS No. 107).  All of our investments are in short-term, investment grade commercial paper, certificates of deposit and U.S. Government and agency securities that are carried at fair value on our books.  Accordingly, we believe that the market risk of such investments is minimal.

Primary Market Risk Exposures.  Our primary market risk exposures are in the area of interest rate risk and foreign currency exchange rate risk.  Our investment portfolio of cash equivalents is subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments.  Our business in Europe is conducted in local currency.  In Asia, business is conducted in U.S. currency.  We have no foreign exchange contracts, option contracts or other foreign hedging arrangements.  However, we estimate that any market risk associated with its foreign operations is not significant and is unlikely to have a material adverse effect on our business, results of operations, or financial condition.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

(i) On October 12, 1999, a lawsuit was filed against the Company by McRoberts Software, Inc. (“MSI”) in the United States District Court for the Southern District of Indiana.  The complaint alleges copyright infringement, breach of contract, and trade secret misappropriation.  The complaint includes requests for unspecified monetary damages and enhanced damages, interest, costs and fees.  An unfavorable verdict was filed on February 25, 2002 against the Company in the amount of $2.5 million.  The Company and MSI filed post-trial motions.  Those motions have been ruled upon with the trial court reducing the total amount awarded by the jury but assessing prejudgment interest and attorney’s fees.  The Company is appealing the entire judgment, which approximates $2.8 million.  The entire amount of the award has been placed in an escrow account while the case is on appeal and approximately $2.8 million is included as restricted cash in the accompanying balance sheet at May 31, 2002.

The Company had recorded a liability in the amount of $2.6 million that included estimated legal fees associated with the litigation at November 30, 2001.  During the quarter ended May 31, 2002, the Company recorded an additional liability of $397,000 for the adjusted judgment which included prejudgment interest and attorney’s fees, as well as, estimated legal fees associated with the appeal.

(ii) On May 9, 2001, a lawsuit was filed against the Company by the former shareholders of Wired, a company acquired by the Company in December 1999 (see Note 9 to the Consolidated Financial Statements).  The complaint alleges fraud, negligent misrepresentation, breach of express and implied-in-fact contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty and violation of California business and professional code section 17200.  The complaint includes requests for compensatory and punitive damages, injunctive relief, and fees.  No specific amount or punitive damages are alleged, other than compensatory damages in an amount to be proven at trial, but not less than $25,000, the jurisdictional minimum for the court.  The Company filed a demurrer challenging the legal sufficiency of the causes of action alleged.  A hearing on that demurrer occurred on November 6, 2001 and the Court sustained the demurrer to one cause of action, for negligent false promise.

During the six months ended May 31, 2002, the Company settled the Wired litigation.  As part of the settlement, the Company assigns all rights to the Wired product line, intellectual property relating to Wired products and remaining inventory to the former shareholders of Wired.  Wired agreed that no further action will be taken related to the lawsuit previously filed against the Company as noted in Note 9 to the Consolidated Financial Statements.   Wired granted the Company an irrevocable license to use the source code, technology, know how and intellectual property; provided however the license does not include the right to sell Wired products or any equivalent products incorporating the source code, technology, know how and intellectual property.  In addition, Wired agreed to pay to the Company a royalty of 5% of adjusted gross sales of the assigned products, not to exceed $1.2 million, plus the cost of the inventory assigned.  Litigation settlement included in the Consolidated Statements of Operations represents the cost of inventory transferred, the net book value of remaining intangible assets associated with the acquisition, and legal fees associated with the settlement.

(iii) From time to time the Company is involved in other disputes and/or litigation encountered in its normal course of business.  The Company does not believe that the ultimate impact of the resolution of such other outstanding matters will have a material effect on the Company’s business, operating results or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held an annual meeting of stockholders on May 10, 2002, at which the stockholders approved the following proposals by the number of shares of Common Stock voted below:

Proposal
(1) Election of Directors	Number of Shares
	Voted For	Withheld
John A. Molinari	11,085,154	731,469
Maurice L. Castonguay	11,346,717	469,906
Roger W. Redmond	11,345,831	470,792
Paul J. Severino	11,340,355	476,268

		Number of Shares
		Voted		Broker
(2)	Voted For	Against	Abstained	Non-Votes
To approve the 2002 Stock Option and Incentive Plan providing for 950,000 shares of the Company’s Common stock reserved for the grant of incentive Options to employees of the Company	2,632,671	1,446,946	593,790	7,143,216

Item 6. Exhibits and Reports on Form 8-K

a)  Exhibits

Exhibits required as part of this Quarterly Report on Form 10-Q are listed on the exhibit index on page 27.

b)  Reports on Form 8-K

There were no reports on Form 8-K during the quarter ended May 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Media 100 Inc.

Date:	July 15, 2002	By:	/s/ Steven D. Shea
Steven D. Shea
Chief Financial Officer and
Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Description