Form 10-Q
period 2002-08-31
MEDIA 100 INC
filed 2002-10-15
CIK 713138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

                                                ☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                                                                                                For The Quarterly Period Ended:    August 31, 2002

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

                                                                Yes  ☒                   No           ☐

                                                                                                Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	12,947,643 shares
Class	Outstanding at October 1, 2002

MEDIA 100 INC.

PART I - FINANCIAL INFORMATION

MEDIA 100 INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	August 31,	November 30,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$3,858	$17,369
Available for sale securities, at fair value	161	241
Restricted cash (Notes 4 and 9)	3,174	—
Due from escrow (Notes 4 and 14)	2,000	2,000
Accounts receivable, net of allowance for doubtful accounts of $394 in 2002 and $512 in 2001	2,452	2,907
Inventories, net	2,086	1,220
Prepaid expenses and other current assets	725	706
Total current assets	14,456	24,443

Property and equipment, net	2,147	3,843
Intangible assets, net	158	1,880

Total assets	$16,761	$30,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,019	$1,490
Accrued expenses	6,723	8,000
Deferred revenue	3,441	3,812
Total current liabilities	11,183	13,302

Contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $.01 par value
Authorized — 1,000 shares, none issued	—	—
Common stock, $.01 par value,
Authorized — 25,000 shares
Issued — 12,978 shares and 12,575 shares at August 31, 2002 and November 30, 2001	130	126
Capital in excess of par value	218,300	217,683
Accumulated deficit	(212,645)	(200,836)
Treasury stock, 30 shares at cost	(78)	(78)
Accumulated other comprehensive loss	(129)	(31)
Total stockholders’ equity	5,578	16,864

Total liabilities and stockholders’ equity	$16,761	$30,166

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA 100 INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2002	2001	2002	2001
Net sales:
Products	$3,931	$5,485	$11,862	$18,264
Services	1,437	2,066	4,583	6,906
Total net sales	5,368	7,551	16,445	25,170

Cost of sales	2,734	4,465	8,275	13,364
Accelerated depreciation and amortization of fixed assets (Note 6)	—	—	331	—
Gross profit	2,634	3,086	7,839	11,806

Operating expenses:
Research and development	2,101	2,690	7,227	8,056
Selling and marketing	1,650	2,312	6,614	9,402
General and administrative	796	1,923	3,329	4,594
Amortization and write-off of intangible assets	279	480	1,044	2,420
Accelerated depreciation and amortization of fixed assets (Note 6)	—	—	849	—
Settlement of litigation (Notes 7 and 9)	—	—	924	—
Restructuring charge	299	310	299	878
Total operating expenses	5,125	7,715	20,286	25,350
Operating loss	(2,491)	(4,629)	(12,447)	(13,544)

Interest income, net	31	50	146	221
Other income, net	204	464	390	200
Loss from continuing operations before benefit from income taxes	(2,256)	(4,115)	(11,911)	(13,123)
Benefit from income taxes	—	—	(102)	—
Loss from continuing operations	(2,256)	(4,115)	(11,809)	(13,123)
Loss from discontinued operations	—	(903)	—	(2,700)
Net loss	$(2,256)	$(5,018)	$(11,809)	$(15,823)

Loss per share:
Basic
Continuing operations	$(0.17)	$(0.33)	$(0.92)	$(1.06)
Discontinued operations	$—	$(0.07)	$—	$(0.22)
Total	$(0.17)	$(0.40)	$(0.92)	$(1.28)
Diluted
Continuing operations	$(0.17)	$(0.33)	$(0.92)	$(1.06)
Discontinued operations	$—	$(0.07)	$—	$(0.22)
Total	$(0.17)	$(0.40)	$(0.92)	$(1.28)
Weighted average common shares outstanding:
Basic	12,910	12,415	12,777	12,369
Diluted	12,910	12,415	12,777	12,369

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA 100 INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	August 31, 2002	August 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,809)	$(15,823)
Net loss from discontinued operations	—	2,700
(Loss) from continuing operations	(11,809)	(13,123)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,771	2,067
Non-cash settlement of litigation	924	—
Amortization and write-off of intangible assets	1,044	2,420
Loss on sale of marketable securities	—	9
Changes in assets and liabilities:
Restricted cash	(3,174)	—
Accounts receivable, net	455	2,546
Inventories, net	(957)	2,140
Prepaid expenses and other current assets	(19)	350
Accounts payable	(478)	(2,862)
Accrued expenses	(1,451)	(741)
Deferred revenue	(371)	(968)
Net cash used in operating activities	(13,065)	(8,162)

Net cash used in discontinued operations	—	(1,006)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchases of equipment	(972)	(768)
Other assets	—	114
Purchase of intangible assets	(77)	(91)
Net proceeds from sales of marketable securities	80	5,419
Net cash provided by (used in) investing activities	(969)	4,674
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on note payable	—	(1,492)
Purchase of treasury stock	—	(78)
Proceeds from issuance of common stock	621	504
Net cash provided by (used in) financing activities	621	(1,066)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(98)	11
NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,511)	(5,549)
CASH AND CASH EQUIVALENTS, beginning of period	17,369	11,987
CASH AND CASH EQUIVALENTS, end of period	$3,858	$6,438

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income tax refunds	$(118)	$(42)
OTHER TRANSACTIONS NOT USING CASH:
Change in value of marketable securities	$—	$(44)

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

4.         Cash, Cash Equivalents and Available for Sale Securities

Cash equivalents are carried at cost, which approximates fair market value, and have original maturities of less than ninety days.  Cash equivalents include money market accounts and repurchase agreements with overnight maturities.  Approximately $388,000 of the cash and cash equivalents is restricted under various letters of credit and is classified as restricted cash in the accompanying balance sheet at August 31, 2002.

As part of the McRoberts litigation discussed in Note 9, the Company has placed approximately $2.8 million in an escrow account while the case is on appeal. This amount is included as restricted cash in the accompanying balance sheet at August 31, 2002.

On October 5, 2001, the Company sold its streaming media software product line to Autodesk, Inc. for $16.0 million in cash, of which $2.0 million was deposited into an escrow account for a period of one year in case indemnification issues arise.  The amount is classified as due from escrow on the accompanying balance sheet at August 31, 2002 and November 30, 2001, respectively.  These escrow funds were released on October 15, 2002.

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

Securities held as of August 31, 2002 and November 30, 2001 consists of the following (in thousands):

Investments available for sale:	Maturity	August 31,	November 30,
		2002	2001

Corporate Obligations	1 - 5 years	$161	$241

Total investments available for sale		$161	$241

Securities had a cost and market value of $161 and $241 at August 31, 2002 and November 30, 2001, respectively.

5.         Inventories

Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following (in thousands):

	August 31,	November 30,
	2002	2001
Raw materials	$1,126	$811
Work-in-process	360	161
Finished goods	600	248
	$2,086	$1,220

Work-in-process and finished goods inventories include material, labor and manufacturing overhead. Management performs periodic reviews of inventory and disposes of items not required by their manufacturing plan.

6.         Property and Equipment, net

Property and equipment, net, at August 31, 2002 and November 30, 2001 is stated at cost, less accumulated depreciation and amortization, and consists of the following (in thousands):

	August 31,	November 30,
	2002	2001
Machinery and equipment	$4,482	$4,169
Purchased software	1,677	1,666
Furniture and fixtures	58	908
Leasehold improvements	633	1,728
	$6,850	$8,471
Less accumulated depreciation and amortization	(4,703)	(4,628)
	$2,147	$3,843

In connection with the signing of an amendment to the lease of the Company’s principal facility in Marlborough, MA in January 2002, the Company revised the estimated useful life of leasehold improvements and certain furniture and fixtures that were not moved to the new facility. This charge of $849,000 has been reflected as accelerated depreciation and amortization of fixed assets in the accompanying Consolidated Statements of Operations for the nine months ended August 31, 2002.  Amounts classified as leasehold improvements and furniture and fixtures are additions related to the Company’s new principal facility.

7.         Intangible Assets

Intangible assets, net at August 31, 2002 and November 30, 2001 consist of the following (in thousands):

	August 31,	November 30,
	2002	2001
Patents and Trademarks	$531	$454
Acquired Technology	1,900	1,900
Goodwill	2,757	2,757
	$5,188	$5,111
Less accumulated amortization	(5,030)	(3,231)
	$158	$1,880

Patents and trademarks are being amortized over three years. The Company amortizes goodwill and developed acquired technology related to its acquisitions using a straight-line method over periods ranging from 2 to 3 years, their estimated useful life.  As of August 31, 2002, acquired technology and goodwill have been fully amortized.

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

During the nine months ended August 31, 2002, the Company settled litigation brought against it by the former shareholders of Wired, Inc. (“Wired”), a Company acquired by the Company in December 1999 (See Note 9 Contingencies).  As part of the settlement, the Company assigned all rights to the Wired product line, intellectual property relating to Wired products and on-hand inventory related to the Wired product line to the former shareholders.  Wired agreed that no further action will be taken related to the lawsuit previously filed against the Company as noted in Note 9 Contingencies.  Wired granted the Company an irrevocable license to use the source code, technology, know how and intellectual property; provided, however, the license does not include the right to sell Wired products or any equivalent products incorporating the source code, technology, know how and intellectual property.  In addition, Wired agreed to pay the Company a royalty of 5% of adjusted gross sales of the assigned products, not to exceed $1.2 million, plus the cost of the inventory assigned.  Litigation settlement included in the Consolidated Statements of Operations for the nine months ended August 31, 2002 represents the cost of inventory transferred, the net book value of remaining intangible assets associated with the acquisition, and legal fees associated with the settlement.

8.         Net Loss Per Common Share

The Company computes net loss per share pursuant to SFAS No. 128, Earnings Per Share.  In accordance with SFAS No. 128, basic net loss per share is computed by dividing net income (loss) available for common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed dividing the net income (loss) available for common stockholders by the weighted-average number of common shares outstanding, including potential common shares from the assumed exercise of stock options and warrants outstanding during the period, so long as they are not antidilutive, using the treasury stock method.

Options to purchase approximately 3,072,000 and 3,485,000 weighted average shares of common stock have been excluded from the computation of diluted average shares outstanding at August 31, 2002 and 2001, respectively, as the effect of their inclusion would have been antidilutive.

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

(iii) On January 13, 1999 and January 28, 1999, Digital Origin, a subsidiary of the Company, and one of its former directors, Charles Berger, were named as defendants in two shareholder class action lawsuits against Splash Technology Holdings, Inc. (Splash), various directors and executives of Splash and certain selling shareholders of Splash.  The lawsuit alleges, among other things, that the defendants made or were responsible for material misstatements, and failed to disclose information concerning Splash’s business, finances and future business prospects in order to artificially inflate the price of Splash common stock.  The complaint does not identify any statements alleged to have been made by Charles Berger or Digital Origin.  The complaint further alleges that Digital Origin engaged in a scheme to artificially inflate the price of Splash common stock to reap an artificially large return on the sale of the common stock in order to pay off its debt.  Digital Origin and the former director vigorously deny all allegations of wrongdoing and intend to aggressively defend themselves in these matters. Defendant’s two initial motions to dismiss the action were granted with leave to amend, and plaintiffs have again amended the complaint.  Defendants filed their third motion to dismiss, which has been dismissed without leave to amend.  Plaintiffs have appealed this ruling to the 9th Circuit Court of Appeals.

(iv) On October 12, 1999, a lawsuit was filed against the Company by McRoberts Software, Inc. (“MSI”) in the United States District Court for the Southern District of Indiana.  The complaint alleges copyright infringement, breach of contract, and trade secret misappropriation.  The complaint includes requests for unspecified monetary damages and enhanced damages, interest, costs and fees.  An unfavorable verdict was filed on February 25, 2002 against the Company in the amount of $2.5 million.  The Company and MSI filed post-trial motions.  Those motions have been ruled upon with the trial court reducing the total amount awarded by the jury but assessing prejudgment interest and attorney’s fees.  The Company is appealing the entire judgment, which approximates $2.8 million.  The entire amount of the award has been placed in an escrow account while the case is on appeal and approximately $2.8 million is included as restricted cash in the accompanying balance sheet at August 31, 2002.

The Company had recorded a liability in the amount of $2.6 million that included estimated legal fees associated with the litigation at November 30, 2001 and the entire amount was expensed in the three months ended November 30, 2001.  During the nine months ended August 31, 2002, the Company recorded an additional liability and expense of $397,000 for the adjusted judgment which included prejudgment interest and attorney’s fees, as well as, estimated legal fees associated with the appeal.

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

During the nine months ended August 31, 2002, the Company settled the Wired litigation.  As part of the settlement, the Company assigned all rights to the Wired product line, intellectual property relating to Wired products and on-hand inventory related to the Wired product line to the former shareholders.  Wired agreed that no further action will be taken related to the lawsuit previously filed against the Company.  Wired granted the Company an irrevocable license to use the source code, technology, know how and intellectual property; provided, however, the license does not include the right to sell Wired products or any equivalent products incorporating the source code, technology, know how and intellectual property.  In addition, Wired promised to pay the Company a royalty of 5% of adjusted gross sales of the assigned products, not to exceed $1.2 million, plus the cost of the inventory assigned.  Litigation settlement included in the Consolidated Statements of Operations for the nine months ended August 31, 2002 represents the cost of inventory transferred, the net book value of remaining intangible assets associated with the acquisition, and legal fees associated with the settlement.

(vi) From time to time the Company is involved in other disputes and/or litigation encountered in its normal course of business.  The Company does not believe that the ultimate impact of the resolution of such other outstanding matters will have a material effect on the Company’s business, operating results or financial condition.

10.       Income Taxes

The Company recorded an income tax benefit of $102,000 during the nine months ended August 31, 2002 as the Company received a refund from the U.S. Government related to a prior period payment.

11.       Accrued Expenses

Accrued expenses at August 31, 2002 and November 30, 2001 consist of the following (in thousands):

	August 31,	November 30,
	2002	2001
Payroll, payroll taxes and other taxes	$652	$942
Accrued warranty	525	561
Accrued restructuring	335	527
Accrued inventory	359	323
Accrued legal and professional services	3,225	3,067
Accrued selling and marketing	271	361
Accrued other	1,356	2,219
	$6,723	$8,000

12.       Comprehensive loss

The Company records items of comprehensive loss in accordance with SFAS No.130, Reporting Comprehensive Income, and presents such information in the statement of stockholders’ equity.  The components of accumulated other comprehensive loss are as follows (in thousands):

	Three months ended August 31,		Nine months ended August 31,
	2002	2001	2002	2001

Net loss	$(2,256)	$(5,018)	$(11,809)	$(15,823)

Cumulative translation adjustment	(40)	(22)	(98)	(33)
Unrealized holding gain on available for sale securities	—	44	—	44

Total comprehensive loss	$(2,296)	$(4,996)	$(11,907)	$(15,812)

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  Net sales are attributed to geographic areas based on where the customer is located.  Segment information for the three and nine months ended August 31, 2002 and August 31, 2001 is as follows:

	Digital
	Video
	Systems	Services	Corporate	Total
Three months ended August 31, 2002

Net sales from external customers	$3,931	$1,437	$—	$5,368

Gross profit	1,453	1,181	—	2,634

Depreciation and amortization	491	9	—	500

Interest income, net	—	—	31	31

Nine months ended August 31, 2002

Net sales from external customers	$11,862	$4,583	$—	$16,445

Gross profit	4,087	3,752	—	7,839

Depreciation and amortization	2,737	34	—	2,771

Interest income, net	—	—	146	146

Three months ended August 31, 2001

Net sales from external customers	$5,485	$2,066	$—	$7,551

Gross profit	1,368	1,718	—	3,086

Depreciation and amortization	607	21	—	628

Interest income, net	—	—	50	50

Nine months ended August 31, 2001

Net sales from external customers	$18,264	$6,906	$—	$25,170

Gross profit	6,493	5,313	—	11,806

Depreciation and amortization	1,907	160	—	2,067

Interest income, net	—	—	221	221

Interest income is considered a corporate level activity and is, therefore, not allocated to segments.  Management believes transfers between geographic areas are accounted for on an arms-length basis.

Net sales by geographic area for the quarters ended August 31, 2002 and 2001 were as follows (in thousands):

	Three months ended
	August 31, 2002	August 31, 2001

North America	$2,889	$4,898
United Kingdom, Sweden, Denmark and Norway	665	767
France, Spain, and Benelux	408	543
Germany, Austria and Switzerland	333	372
Asia, Japan and other foreign countries	1,073	971

	$5,368	$7,551

	Nine months ended
	August 31,2002	August 31, 2001

North America	$9,363	$16,829
United Kingdom, Sweden, Denmark and Norway	2,032	2,749
France, Spain and Benelux	1,041	1,828
Germany, Austria and Switzerland	921	921
Asia, Japan and other foreign countries	3,088	2,843

	$16,445	$25,170

Long-lived tangible assets by geographic area for the quarters ended August 31, 2002 and November 30, 2001 consist of the following (in thousands):

	August 31, 2002	November 30, 2001

United States	$1,963	$3,651
United Kingdom	118	123
Germany	14	1
France	52	68

	$2,147	$3,843

14.       Discontinued Operations

On October 5, 2001, the Company sold its streaming media software product line to Autodesk, Inc. for $16.0 million in cash, of which $2.0 million was deposited into an escrow account for a period of one year in case indemnification issues arise.  The amount is classified as due from escrow on the accompanying balance sheet at August 31, 2002 and November 30, 2001, respectively.  The Company’s streaming media software product line consisted of products acquired in the Terran acquisition and the merger with Digital Origin.  These escrow funds were released on October 15, 2002.

The net loss from these operations is included in the accompanying statements of operations under “Loss from discontinued operations”.  Operating results of the software product line for the three and nine months ended August 31, 2002 and 2001 are as follows (in thousands):

	Three months ended August 31,		Nine months ended August 31,
	2002	2001	2002	2001

Net sales of discontinued operations	$—	$1,884	$—	$10,211

Loss from discontinued operations	$—	$(903)	$—	$(2,700)

15.       Restructuring Expense

In the third quarter of fiscal 2002, the Company implemented a restructuring plan to better align its operating costs with its anticipated future revenue stream.  The restructuring charge of $299,000 related to the elimination of approximately 43 employees across the following functions: operations (7), technical support (6), research and development (19), selling and marketing (6), and general and administrative (5).  At August 31, 2002, approximately $93,000 of the accrued restructuring charge, consisting of severance-related costs, remained. The total cash impact of the restructuring was approximately $299,000, all of which will be paid by the end of the fourth quarter in fiscal 2002.

In the third quarter of fiscal 2001, the Company recorded a restructuring charge of $310,000 related to the elimination of approximately 42 employees across all functions: operations (14), product development (4), selling and marketing (16), and general and administrative (8).  At August 31, 2001, all of the accrued restructuring charge, consisting of severance-related costs, remained. The total cash impact of the restructuring is $310,000, all of which was paid by the end of the fourth quarter in fiscal 2001.

In the fourth quarter of fiscal 2001, the Company recorded a restructuring charge of $662,000 related to the elimination of approximately 11 employees across the following functions: operations (2), selling and marketing (7), general and administrative (2) and future lease obligations, net of sublease income, associated with the Streamriver division of approximately $230,000.  At August 31, 2002, $242,000 of the accrued restructuring charge remained.  Estimated future lease obligations, net of sublease income accounted for $138,000.  At November 30, 2001, $527,000 of the accrued restructuring charge remained, of which approximately $218,000 is severance-related costs and the remainder is related to future lease obligations.  The total cash impact of the restructuring was approximately $662,000.

16.       New Accounting Standards

Emerging Issues Task Force (EITF) Issue No. 01-09 (“Issue”), “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” issued during November 2001, codifies previously issued EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” EITF Issue No. 00-25 addresses various aspects of the accounting for consideration given by a vendor to a customer or a reseller of the vendor’s products.  Consideration includes sales incentives such as discounts, coupons, rebates, free products or services, slotting fees, coop advertising and buydowns.  Pursuant to EITF 00-25, such consideration is presumed to be a reduction of revenue unless certain criteria are met.  The Issue should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001 and requires retroactive restatement. The Company previously recorded coop advertising expenses and other sales incentives to resellers within selling and marketing expense in the statement of operations.  The Company adopted EITF Issue No. 01-09 in the first quarter ended February 28, 2002.  As a result, the Company has recorded $29,000 and $26,000 as a reduction to product sales for the three and nine months ended August 31, 2002, respectively.  Additionally, the Company reclassified $273,000 and $416,000 as reductions of product sales that were previously classified as selling and marketing expenses for the three and nine months ended August 31, 2001, respectively.

In September 2000, the EITF issued 00-10 “Accounting for Shipping and Handling Fees and costs,” relating to the accounting for reimbursement for shipping and handling fees and related costs by customers.  In accordance with EITF 00-10, reimbursements received for shipping and handling fees and costs incurred should be characterized as revenue in the statement of operations.  The Company has historically accounted for reimbursement received for shipping and handling fees as a reduction of cost of sales in the statement of operations to offset the costs incurred.  The Company adopted EITF 00-10 in the first quarter ended February 28, 2002. As a result, the Company has recorded $10,000 and $31,000 as product sales for the three and nine months ended August 31, 2002, respectively.  Additionally, the Company reclassified $28,000 and $104,000 as product sales that were previously classified as reductions to cost of sales for the three and nine months ended August 31, 2001, respectively.

In July 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities.  SFAS No. 146 addresses the accounting for costs associated with restructuring activities and other disposal activities.  This statement supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity.  This statement will be effective for disposal activities initiated after December 31, 2002, and the Company will adopt this statement for any costs relating to restructuring or disposal activities initiated after the effective date.

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

Digital Origin Merger and Other Acquisitions

On May 9, 2000, we completed our merger with Digital Origin.  Under the terms of the agreement, Digital Origin’s shareholders and option holders received 0.5347 equivalent shares, or approximately 3.7 million Media 100 common shares, to effect the business combination.  The transaction has been accounted for as a pooling of interests.  With the sale of the streaming media software product line on October 5, 2001, the results from Digital Origin have now been classified as discontinued operations in the accompanying statements of operations.

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

On October 5, 2001, the Company sold its streaming media software product line to Autodesk, Inc. for $16.0 million in cash, of which $2.0 million was deposited into an escrow account for a period of one year in case indemnification issues arise.  The amount is classified as due from escrow on the accompanying balance sheet at August 31, 2002 and November 30, 2001, respectively.  The Company’s streaming media software product line consisted of products acquired in the Terran acquisition and the merger with Digital Origin.  These escrow funds were released on October 15, 2002.  The net loss from these operations is included in the accompanying statements of operations under “discontinued operations” (see Note 14 to the Consolidated Financial Statements included herein).

Results of Operations

The following table shows certain consolidated statements of operations data as a percentage of net sales.

	Three months ended August 31,		Nine months ended August 31,
	2002	2001	2002	2001
Net sales:
Products	73.2%	72.6%	72.1%	72.6%
Services	26.8	27.4	27.9	27.4
Total net sales	100.0	100.0	100.0	100.0
Cost of sales	50.9	59.1	50.3	53.1
Accelerated depreciation and amortization of fixed assets (Note 6)	—	—	2.0	—
Gross profit	49.1	40.9	47.7	46.9
Operating expenses:
Research and development	39.2	35.6	44.0	32.0
Selling and marketing	30.7	30.6	40.2	37.3
General and administrative	14.8	25.5	20.2	18.3
Amortization and write-off of intangible assets	5.2	6.4	6.4	9.6
Accelerated depreciation and amortization of fixed assets (Note 6)	—	5.2	—
Settlement of litigation (Note 7 and 9)	—	—	5.6	—
Restructuring charge	5.6	4.1	1.8	3.5
Total operating expenses	95.5	102.2	123.4	100.7
Operating loss	(46.4)	(61.3)	(75.7)	(53.8)
Interest income, net	0.6	0.7	0.9	0.8
Other income (expense), net	3.8	6.1	2.4	0.8
Loss from continuing operations	(42.0)	(54.5)	(72.4)	(52.2)
Benefit from income taxes	—	—	(0.6)	—
Loss from continuing operations	(42.0)	(54.5)	(71.8)	(52.2)
Loss from discontinued operations	—	(12.0)	—	(10.7)
Net loss	(42.0)%	(66.5)%	(71.8)%	(62.9)%

Comparison of Third Fiscal Quarter of 2002 to Third Fiscal Quarter of 2001

Net sales.  Total net sales for the third fiscal quarter ended August 31, 2002 decreased 28.9% to $5.4 million from $7.6 million for the third quarter of fiscal 2001.  Net sales from products for the third fiscal quarter of 2002 decreased 28.3% to $3.9 million from $5.5 million for the third quarter of fiscal 2001.  The decrease in net sales from products is due to a number of factors, including increased competition for our digital video systems resulting in lower unit sales and average selling prices ($3.1 million), and lower sales of the MPEG-based products acquired in the acquisition of Wired, Inc. (“Wired”) ($210,000).  These decreases were partially offset by sales of our new content design system, 844/X ($1.7 million), which began shipping in April 2002.  We anticipate this trend of lower year-over-year sales of our digital video systems to continue for the remainder of this year, partially offset by sales from 844/X.  In addition, as part of the settlement of litigation with the former shareholders of Wired, dated April 15, 2002, we no longer sell the Wired MPEG-based products.  Net sales from services for the third fiscal quarter ended August 31, 2002 decreased 30.4% to $1.4 million from $2.1 million for the third quarter of fiscal 2001.  The decrease in net sales from services is due to lower sales of service contracts to support our digital video systems ($629,000).

Gross profit.  Gross profit decreased 14.6% to $2.6 million in the third fiscal quarter of 2002 from $3.1 million in the third quarter of fiscal 2001.  Overall gross profit as a percentage of net sales increased to 49.1% in the third fiscal quarter of 2002 from 40.9% in the third quarter of fiscal 2001.  Specifically, gross profit as a percentage of net product sales increased to 37.0% in the third fiscal quarter of 2002 from 24.9% in the third quarter of fiscal 2001, while gross profit as a percentage of net sales of services decreased to 82.2% in the third fiscal quarter of 2002 from 83.2% in the third quarter of fiscal 2001.  The decrease in gross profit as a percentage of net sales of services resulted from lower sales of service contracts, partially offset by our lower expenses in support of customers.  Gross profit as a percentage of net product sales increased due to lower manufacturing expenses and an increase of $1.7 million in sales from 844/X, which generates a higher gross profit percentage than most other products.  We currently forecast overall gross profit as a percentage of net sales will remain relatively constant over the next several quarters, however, due to potential fluctuations in the mix of products sold, gross profit as a percentage of net sales may vary from one quarter to another.

Research and development.  Research and development expenses decreased 21.9% to $2.1 million in the third fiscal quarter of 2002 from $2.7 million in the third quarter of fiscal 2001.  Research and development expenses consist primarily of salaries and related benefits for our personnel, consultants, outside services, occupancy and depreciation. The decrease in research and development expenses resulted primarily from lower payroll-related and occupancy expense.  At this time, we anticipate research and development expenses will decrease in the fourth quarter of this fiscal year due to the completion of the initial development effort related to our recently introduced content design system, 844/X.  We plan to continue to invest a significant amount of our resources into further development of 844/X; however, for the fourth quarter of fiscal 2002, we do not anticipate this future development to be as expensive as the previous development costs associated with 844/X.

Selling and marketing.  Selling and marketing expenses decreased 28.6% to $1.7 million in the third quarter of fiscal 2002 from $2.3 million in the third quarter of fiscal 2001.  Selling expenses consist primarily of salaries and related benefits for our sales force, sales commissions, travel, occupancy and depreciation.  Marketing expenses consist primarily of salaries and related benefits, trade shows, advertising, direct mail, sales literature and lead-generation activities.  The decrease in selling and marketing expenses resulted primarily from reduced marketing expenses due to lower product sales of our digital video systems.  We currently anticipate that our selling and marketing expenses will remain relatively flat in the fourth quarter of fiscal 2002 versus the third quarter of fiscal 2002 as we continue to manage our expense levels to anticipated revenue levels.

General and administrative.  General and administrative expenses decreased 58.6% to $0.8 million in the third fiscal quarter of 2002 from $1.9 million in the third quarter of fiscal 2001.  General and administrative expenses include the cost of human resources, finance, information technology, legal and other administrative functions.  The decrease in general and administrative expenses resulted primarily from lower payroll related expenses, lower legal expenses and lower bad debt expenses.  We currently anticipate that our general and administrative expenses will decrease in the fourth quarter of fiscal 2002 versus the third quarter of fiscal 2002 as we continue to mange our expense levels to anticipated revenue levels.

Amortization and write-off of intangible assets.  We recorded an expense for the amortization and write-off of intangible assets of $279,000 in the third fiscal quarter of 2002 compared to $480,000 in the third quarter of fiscal 2001.  The $279,000 recorded in the third quarter of fiscal 2002 related to the amortization of goodwill associated with our acquisition of certain assets of Integrated Computing Engines, Inc.  The $480,000 recorded in the third quarter of fiscal 2001 related to Wired, Inc. and certain assets acquired from Integrated Computing Engines, Inc.  In the third quarter of fiscal 2002, we completed the amortization of the goodwill and intangible assets related to previous acquisitions.

Restructuring. In the third quarter of fiscal 2002, we implemented a restructuring plan to better align our operating costs with our anticipated future revenue stream.  The restructuring charge of $299,000 related to the elimination of approximately 43 employees across the following functions: operations (7), technical support (6), research and development (19), selling and marketing (6), and general and administrative (5).  At August 31, 2002, approximately $93,000 of the accrued restructuring charge, consisting of severance-related costs, remained.  The total cash impact of the restructuring was approximately $299,000 all of which will be paid by the end of the fourth quarter in fiscal 2002.

In the third quarter of fiscal 2001, we recorded a restructuring charge of $310,000 related to the elimination of approximately 42 employees across all functions: operations (14), product development (4), selling and marketing (16), and general and administrative (8).  At August 31, 2001, all of the accrued restructuring charge, consisting of severance-related costs, remained. The total cash impact of the restructuring is $310,000, all of which was paid by the end of the fourth quarter in fiscal 2001.

Interest income, net.  Interest income decreased 38.0% to $31,000 in the third fiscal quarter of 2002 from $50,000 in the third quarter of fiscal 2001.  The decrease in interest income is due to lower cash and cash equivalent balances in fiscal 2002 versus 2001.  We currently anticipate interest income will decline in fiscal 2002 versus 2001 due to lower cash balances.

Other income (expense), net.  Other income, net was $204,000 in the third fiscal quarter of 2002 versus other income, net of $464,000 in the third quarter of fiscal 2001.  The decrease in other income, net is due to smaller foreign exchange gains on intercompany transactions with our foreign subsidiaries.

Loss from continuing operations.  As a result of the above factors, we had a loss from continuing operations for the third fiscal quarter of 2002 in the amount of ($2.3) million, or ($0.17) per share, compared to a net loss from continuing operations of ($4.1) million, or ($0.33) per share, in the third quarter of fiscal 2001.

Comparison of First Nine Months Fiscal 2002 to First Nine Months of Fiscal 2001

Net sales.  Total net sales for the first nine months of fiscal 2002 ended August 31, 2002 decreased 34.7% to $16.4 million from $25.2 million for the first nine months of fiscal 2001.  Net sales from products for the first nine months of fiscal 2002 decreased 35.1% to $11.9 million from $18.3 million for the first nine months of fiscal 2001.  The decrease in net sales from products is due to a number of factors, including increased competition for our digital video systems resulting in lower unit sales and average selling prices ($9.9 million), and lower sales of the MPEG-based products acquired in the acquisition of Wired, Inc. (“Wired”) ($864,000).  These decreases were partially offset by net sales of our new content-design system, 844/X ($4.3 million), which began shipping in April 2002.  We anticipate this trend of lower year-over-year net sales of our digital video systems to continue for the remainder of this year, partially offset by net sales from 844/X.  In addition, as part of the settlement of litigation with the former shareholders of Wired, dated April 15, 2002, we no longer sell the Wired MPEG-based products.  Sales of the Wired product line for the first nine months of fiscal 2002 were approximately $0.9 million.  Net sales from services for the first nine months of fiscal 2002 decreased 33.6% to $4.6 million from $6.9 million for the first nine months of fiscal 2001.  The decrease in net sales from services is due to lower sales of service contracts to support our digital video systems ($2.3 million).

Gross profit.  Gross profit decreased 33.6% to $7.8 million in the first nine months of fiscal 2002 from $11.8 million in the first nine months of fiscal 2001.  Overall gross profit as a percentage of net sales increased to 47.7% in the first nine months of fiscal 2002 from 46.9% in the first six months of fiscal 2001.  Specifically, gross profit as a percentage of net product sales decreased to 34.4% in the first nine months of fiscal 2002 from 35.6% in the first nine months of fiscal 2001, while gross profit as a percentage of net sales of services increased to 81.9% in the first nine months of fiscal 2002 from 76.9% in the first nine months of fiscal 2001.  The increase in gross profit as a percentage of net sales of services resulted primarily from lower expenses in support of customers, partially offset by lower sales of services.  Gross profit as a percentage of net product sales decreased due to lower unit sales of our digital video systems and a charge for accelerated depreciation, partially offset by sales of 844/X.  The accelerated depreciation charge, related primarily to leasehold improvements, was due to our decision to relocate our facility to a new location better suited to meet our needs.  We currently forecast overall gross profit as a percentage of net sales will remain relatively constant in the fourth quarter, however, due to potential fluctuations in the mix of products sold, gross profit as a percentage of net sales may vary from one quarter to another.

Research and development.  Research and development expenses decreased 10.3% to $7.2 million in the first nine months of fiscal 2002 from $8.1 million in the first nine months of fiscal 2001.  Research and development expenses consist primarily of salaries and related benefits for our personnel, consultants, outside services, occupancy and depreciation. The decrease in research and development expenses resulted primarily from lower payroll-related and occupancy expense.  At this time, we anticipate research and development expenses will decrease in the fourth quarter of fiscal 2002 due to the completion of the initial development effort related to our recently introduced content design system, 844/X.  We plan to continue to invest a significant amount of our resources into further development of 844/X; however, for the fourth quarter of fiscal 2002, we do not anticipate this future development to be as expensive as the previous development costs associated with  844/X.

Selling and marketing.  Selling and marketing expenses decreased 29.7% to $6.6 million in the first nine months of fiscal 2002 from $9.4 million in the first nine months of fiscal 2001.  Selling expenses consist primarily of salaries and related benefits for our sales force, sales commissions, travel, occupancy and depreciation.  Marketing expenses consist primarily of salaries and related benefits, trade shows, advertising, direct mail, sales literature and lead-generation activities.  The decrease in selling and marketing expenses resulted primarily from reduced marketing expenses due to lower product sales of our digital video systems, partially offset by initial marketing expenses for the rollout of 844/X.  We currently anticipate that our selling and marketing expenses will remain relatively constant in the fourth quarter of fiscal 2002 versus the third quarter of fiscal 2002 as we continue to manage our expense levels to anticipated revenue levels.

General and administrative.  General and administrative expenses decreased 27.5% to $3.3 million in the first nine months of fiscal 2002 from $4.6 million in the first nine months of fiscal 2001.  General and administrative expenses include the cost of human resources, finance, information technology, legal and other administrative functions.  We currently anticipate that our general and administrative expenses will decrease in the fourth quarter of fiscal 2002 versus the third quarter of fiscal 2002 as we continue to manage our expense levels to anticipated revenue levels.

Amortization and write-off of intangible assets.  We recorded an expense for the amortization and write-off of intangible assets of $1.0 million in the first nine months of fiscal 2002 compared to $2.4 million in the first nine months of fiscal 2001.  The $1.0 million recorded in the first nine months of fiscal 2002 related to the amortization of goodwill associated with our acquisitions of Wired, Inc. and certain assets of Integrated Computing Engines, Inc.  The $2.4 million recorded in the first nine months of fiscal 2001 related to Wired, Inc., Integrated Computing Engines, Inc. and a write-off of goodwill of $880,000 related to the acquisitions of 21st Century LLC and J2 Digital Media, Inc.  These two acquisitions were combined to form Streamriver, which was launched in June 2000.  During the first quarter of fiscal 2001, the goodwill from these two acquisitions was determined to be impaired due to continued operating losses in Streamriver and the uncertainty surrounding our ability to recover the goodwill through future cash flows.  We shut down Streamriver in the second quarter of fiscal 2001.  In the third quarter of fiscal 2002, we completed the amortization of the goodwill and intangible assets from previous acquisitions.

Accelerated depreciation and amortization of fixed assets.  We recorded a charge of $849,000 in the first nine months of fiscal 2002 related primarily to leasehold improvements at our previous facility in Marlboro, Massachusetts.  During the second quarter of fiscal 2002 we completed our relocation from this facility to a new facility, also located in Marlboro, Massachusetts, better suited to meet our needs.  As a result of this decision and the signing of a lease for the new facility we amortized the remaining book value as of the beginning of fiscal 2002 of all leasehold improvements, furniture and fixtures over the remaining months in fiscal 2002 (four) that we occupied our previous facility.

Settlement of litigation. We agreed to settle litigation brought against us by the former shareholders of Wired, a company we acquired in December 1999.  As part of the settlement, we assigned all rights to the Wired product line, intellectual property relating to Wired products and on-hand inventory related to the Wired product line to Wired’s former shareholders.  Wired agreed that no further action will be taken related to the lawsuit previously filed against us as noted in Note 9 to the Consolidated Financial Statements.  Wired granted us an irrevocable license to use the source code, technology, know how and intellectual property; provided, however, the license does not include the right to sell Wired products or any equivalent products incorporating the source code, technology, know how and intellectual property.  In addition, we will provide limited manufacturing and marketing support to Wired’s former shareholders in exchange for a royalty of 5% of adjusted gross sales of the assigned products, not to exceed $1.2 million, plus the cost of the inventory assigned. This agreement resulted in a write-off of the remaining goodwill created through the acquisition of Wired.  There was no similar expense recorded in the first nine months of fiscal 2001.

Restructuring. In the first nine months of fiscal 2002, we implemented a restructuring plan to better align our operating costs with our anticipated future revenue stream.  The restructuring charge of $299,000 related to the elimination of approximately 43 employees across the following functions: operations (7), technical support (6), research and development (19), selling and marketing (6), and general and administrative (5).  At August 31, 2002, approximately $93,000 of the accrued restructuring charge, consisting of severance-related costs, remained.  The total cash impact of the restructuring was approximately $299,000 all of which will be paid by the end of the fourth quarter in fiscal 2002.  In the first nine months of fiscal 2001, we recorded a restructuring charge of $878,000 due to headcount reductions.

Interest income, net.  Interest income decreased 33.9% to $146,000 in the first nine months of fiscal 2002 from $221,000 in the first nine months of fiscal 2001.  The decrease in interest income is due to lower cash and cash equivalent balances in fiscal 2002 versus 2001.  We currently anticipate interest income will decline in fiscal 2002 versus 2001 due to lower cash balances.

Other income (expense), net.  Other income, net increased 95.0% to $390,000 in the first nine months of fiscal 2002 from $200,000 in the first nine months of fiscal 2001.  The increase in other income, net is due to higher foreign exchange gains on intercompany transactions with our foreign subsidiaries.

Benefit from income taxes.  We recorded a benefit from income taxes of $102,000 in the first nine months of fiscal 2002 due to an income tax refund we received.  We did not record a tax provision or benefit in the first nine months of fiscal 2001.

Loss from continuing operations.  As a result of the above factors, we had a loss from continuing operations for the first nine months of fiscal 2002 in the amount of ($11.8) million, or ($0.92) per share, compared to a net loss from continuing operations of ($13.1) million, or ($1.06) per share, in the first nine months of fiscal 2001.

Liquidity and Capital Resources

We have funded our operations to date primarily from public offerings of equity securities and cash flows from operations, as well as the sale of our streaming media software product line to Autodesk.  As of August 31, 2002, our principal sources of liquidity included cash, cash equivalents and marketable securities totaling approximately $4.0 million.  This was a decrease of approximately $13.6 million of cash, cash equivalents and marketable securities since the end of our previous fiscal year, which ended November 30, 2001.  Approximately $2.8 million of the $13.6 was placed in an escrow account while the McRoberts litigation is under appeal. This amount is classified as restricted cash at August 31, 2002.  In addition, the Company has restricted cash of approximately $388,000 relating to several letters of credit.  In addition to the $4.0 million as of August 31, 2002, an additional $2.0 million has been held in escrow as a result of the sale of our streaming media software product line to Autodesk, Inc. in October 2001.  These escrow funds were released on October 15, 2002.

During the nine months of fiscal 2002 ended August 31, 2002, cash used in operating activities from continuing operations was approximately $13.1 million compared to cash used in operating activities from continuing operations of approximately $8.2 million for the first nine months of fiscal 2001.  There was no cash provided by or used in discontinued operations for the first nine months of fiscal 2002.  Cash used in discontinued operations for the first nine months of fiscal 2001 totaled $1.0 million.  Cash used in continuing operations during fiscal 2002 included a net loss of $11.8 million including depreciation and amortization of $2.8 million, amortization of intangible assets of $1.0 million and a settlement of litigation of $924,000.  Cash used in continuing operations was affected by changes in assets and liabilities including an increase in restricted cash of $3.2 million relating to the McRoberts litigation and several letters of credit, a decrease in accrued expenses of $1.5 million, an increase in inventories of $957,000 relating primarily to the initial buildup of inventory for 844/X and an increase in inventory for our digital video systems, a decrease in accounts payable of $478,000, a decrease in deferred revenue of $371,000 and an increase in prepaid expenses of $19,000.  Cash provided by continuing operations included a decrease in accounts receivable of $455,000.  Net cash used in investing activities for continuing operations was approximately $969,000 for the first nine months of fiscal 2002 compared to cash provided by investing activities of approximately $4.7 million for the first nine months of fiscal 2001.  Cash used in investing activities for continuing operations during the first nine months of fiscal 2002 was primarily for purchases of capital equipment of $972,000.  Cash provided by financing activities from continuing operations during the first nine months of fiscal 2002 was approximately $621,000 compared to cash used in financing activities from continuing operations of $1.1 million for the first nine months of fiscal 2001.  In the first nine months of fiscal 2002, cash provided by financing activities from continuing operations came from proceeds from the issuance of common stock pursuant to stock plans of $621,000.

At August 31, 2002, our contractual cash obligations were as follows:

	Total	Less than 1 year	1 - 3 years
Lease commitments	$2,610,000	$1,041,000	$1,569,000
Inventory commitments	$379,000	$379,000	$—

We have already taken a series of actions to reduce the negative cash burn we experienced in the past fiscal year including the termination of employees, reductions in the salaries paid to executives and certain other employees, relocation of our facility to lower cost office space and a reduction in the marketing expenses for existing products.  However, these expense reductions may not be enough to return us to profitability or to allow us to sustain profitability if it is achieved.  In addition, our current cash flow projections assume we maintain current sales levels in the short term and begin to increase sales each quarter from the prior quarter in fiscal 2003.  Our current cash flow projections also assume we will not require substantial cash for capital purchases or to fund substantial increases in inventory or other assets and the projections assume we will be able to continue to collect our accounts receivables and will not incur substantial bad debts as a result of the failure of our customers to pay us.  We currently anticipate that we may need to raise additional capital through the sale of debt or equity securities to fund future operations, develop new and enhance existing products and services, or acquire complementary products, businesses or technologies within the next twelve months.  If additional funds are raised through the issuance of equity or convertible debt securities to fund operations, the percentage ownership of our existing stockholders may be reduced, our stockholders may experience additional dilution, and such securities may have rights, preferences or privileges senior to those of our existing stockholders.  Additional financing may not be available on terms favorable to us, or at all.  As noted in the Cautionary Statements below, we received a letter from the Listing Qualifications Department of the NASDAQ Stock Market, Inc. indicating that our common stock has not maintained the required minimum bid price for continued quotation on the NASDAQ National Market and are therefore subject to delisting.  If adequate funds are not available or are not available on acceptable terms, due to delisting or other factors, our ability to fund existing operations and expansion, take advantage of unanticipated opportunities or develop or enhance our products or services would be significantly limited and we may not be able to continue as a going concern.  Should we require additional capital to fund our operations and are unable to obtain capital, then we will examine our alternatives, including the sale or liquidation of part or all of our business.

Cautionary Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties.  Our actual results could differ materially from those anticipated or projected in these forward-looking statements as a result of certain factors, including those set forth in the following cautionary statements and elsewhere in this Quarterly Report on Form 10-Q.  If any of the following risks were to occur, our business, financial condition, or results of operations would likely suffer.  In that event, the trading price of our common stock would decline.  Any forward-looking statements should be considered in light of the factors discussed below.

History of Losses and Negative Cash Flows, Expect to Incur Losses in the Future and May Not Achieve or Maintain Profitability.  We have incurred substantial operating losses during the current year and in the past five fiscal years, have experienced negative cash flow from ongoing operations during the current fiscal year, and we expect to incur operating losses and negative cash flows in future periods.  We incurred an operating loss from continuing operations of approximately $11.8 million for the nine months ended August 31, 2002 and as of August 31, 2002, we had an accumulated deficit of approximately $212.6 million.

Over the past four years we have significantly increased our research and development expenses as a percentage of total sales and we plan to continue to invest in new technology, and as a result, we will incur operating losses in future periods.  We will need to generate significant increases in our current sales levels to achieve and maintain profitability and we may not be able to do so.  If our sales grow more slowly than we anticipate or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenue, our business will be significantly and adversely affected.  Although we implemented a restructuring program in July 2002 to better align our operations and cost structure with current and anticipated market conditions, this program may not be sufficient for us to achieve profitability in any future period.  Even if we achieve profitability in the future on a quarterly or annual basis, we may not be able to sustain or increase profitability.  Our failure to achieve profitability, achieve the level of profitability, or sustain the level of profitability expected by investors and securities analysts may adversely affect the market price of our common stock.

In addition, we will continue to experience negative operating cash flows for the remainder of this fiscal year and into next fiscal year.  Depending on future cash flow, we may need to raise additional capital in the future to meet our cash requirements and we may not be able to find additional financing, if required, on favorable terms or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund existing operations and expansion, take advantage of unanticipated opportunities or develop or enhance our products or services would be significantly limited and we may not be able to continue as a going concern.

If We Are Unable to Obtain Additional Capital as Needed in the Future, Our Business May be Adversely Affected and the Market Price for Our Common Stock Could Decline Significantly.  We have been unable to fund our operations using cash generated from our business operations and have financed our operations principally through the sale of securities and from existing cash on our balance sheet.  We may need to raise additional debt or equity capital to fund our existing operations, expand operations, maintain and enhance existing products and services or acquire in invest in complementary products, services, businesses or technologies.  If we raise additional funds through further issuance of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue may have rights, preferences, or privileges superior to those of holders of our common stock.  In addition, we may not be able to obtain additional financing on terms favorable to us, if at all.  If adequate funds are not available to us on terms favorable to us, our business may be adversely affected and the market price for our common stock could decline significantly. If adequate funds are not available or are not available on acceptable terms, our ability to fund existing operations and expansion, take advantage of unanticipated opportunities or develop or enhance our products or services would be significantly limited and we may not be able to continue as a going concern.

Significant Fluctuations and Unpredictability of Operating Results.  Our quarterly operating results are difficult to predict, have varied significantly in the past and are likely to vary significantly in the future for a number of reasons, including new product announcements and introductions by ourselves or our competitors, changes in pricing, and the volume and timing of orders received during the quarter. Also, in the past, we have experienced delays in the development of new products and enhancements, and such delays may occur in the future.  These factors make the forecasting of revenue inherently uncertain.  Additionally, a significant portion of our operating expenses is relatively fixed, and operating expense levels are based primarily on internal expectations of future revenue.  As a consequence, quarterly operating expense levels cannot be reduced rapidly in the event that quarterly revenue levels fail to meet internal expectations.  For these reasons, you should not rely on period-to-period comparisons of our financial results to forecast our future performance.  It is likely that in some future quarter or quarters our operating results will be below the expectations of securities analysts or investors.  In addition, we typically realize a significant percentage of our sales for a fiscal quarter in the second half of the third month of the quarter.  As a result, our quarterly results may be difficult or impossible to predict.  If quarterly revenue or earnings levels fail to meet internal or external expectations, the market price of our common stock may decline significantly.

Dependence on Key Personnel.  We believe that our future success will depend on our continued ability to attract and retain qualified employees, especially in research and development.  Our inability to attract and retain qualified personnel on a timely basis, or the departure of key employees could have a material adverse affect on our business and operating results and negatively affect the price of our common stock.  In addition, if we are unable to maintain existing sales levels or achieve internal sales projections we may implement an employee reduction program, which may result in the termination of key personnel necessary to maintain certain functions or operations for the company.  The loss of key personnel will have a negative effect on our future results and reduce our ability to achieve projected sales levels and profitability.

Possibility of NASDAQ Delisting.  By letter dated October 2, 2002, we received notification from the Listing Qualifications Department of The NASDAQ Stock Market, Inc., indicating that our common stock has not maintained the required minimum bid price for continued quotation on the NASDAQ National Market and are therefore subject to delisting.  NASD Rule 4450(a)(5) requires that, for continued quotation on the NASDAQ National Market, a company must maintain a minimum bid price of $1 for at least one day during any period of thirty consecutive business days.  NASDAQ rules provide that a listed company is given a period of ninety calendar days to achieve compliance with the minimum bid requirement in order to maintain its listing on the NASDAQ National Market.  During the ninety day period, a company would be considered to be in compliance with NASDAQ’s minimum bid price requirements if its minimum bid is $1 or greater for any ten consecutive business days.  There can be no assurance that we will be able to take actions sufficient to bring us back into compliance with the NASDAQ National Market continued listing criteria within the allotted period of time.  If our stock listing is transitioned to the NASDAQ Small Cap Market we would have until March 31, 2003 to trade above $1.00 per share for 30 consecutive trading days to remain on the Small Cap Market.  We may also be eligible for an additional 180-day calendar grace period beyond March 31, 2003 provided we meet the initial listing criteria for the Small Cap Market.  If we fail to do that, we would be delisted from NASDAQ and would most likely be quoted on the OTC Bulletin Board.  We are reviewing all options available to us to return to compliance with NASDAQ’s continued listing requirements.  If we are unable to maintain our listing on the NASDAQ National Market, the price and liquidity of our common stock could be adversely affected, our ability to access the capital markets would likely be more limited, and it may adversely affect our ability to generate new sales of our software product and may cause existing customers and vendors to question our viability.  Additionally, our stock may be subject to “penny stock” regulations.

Weak Worldwide Economic Conditions and Advertising Market May Result in Decreased Sales and Continued Operating Losses.  Growth in sales and a return to profitability for our company depends on the overall demand for television advertising, which is driven by economic conditions in the markets in which we compete.  A substantial portion of our sales is to companies providing their services for the creation of television advertisement and demand for our customers’ services is affected by general economic and business conditions.  During the past two years, due the weak economic conditions, television advertisers have spent less money advertising their products and services and, as a result, demand for the services our customers provide has decreased.  In this weak economic environment, we may not be able to effectively promote future growth or maintain existing sales levels or achieve the sales levels expected by investors and securities analysts in any given period, or achieve profitability and, as a result, our business and operating results could be materially and adversely affected and our stock price could decline.

Our Lengthy and Variable Sales Cycle Makes it Difficult for Us to Predict When or if Sales Will Occur and Therefore We May Experience an Unplanned Shortfall in our Anticipated Sales Levels.  Our 844/X product has a lengthy and unpredictable sales cycle that contributes to the uncertainty of our operating results.  Our prospects view the purchase of an 844/X as a significant and strategic decision for their company.  As a result, prospects generally evaluate 844/X and determine its impact on existing infrastructure and workflow.  The purchase of an 844/X may be delayed if the prospect has lengthy internal budgeting, approval or evaluation processes.  We may incur significant selling and marketing expenses during a prospect’s evaluation period before the customer places an order with us.  Some prospects may purchase 844/X as part of multiple simultaneous purchasing decisions, which may result in unanticipated delayed in receiving an order from the customer.  If sales forecasted from specific customers are delayed to future quarters, we may experience an unplanned shortfall in sales, which could significantly and adversely affect our operating results and stock price.

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

Risks Associated With Development and Introduction of New Products.  If we are not successful in developing and introducing new products to the markets we serve our business and operating results will suffer.  In late April 2002, we shipped our latest new product, 844/X, and currently anticipate this new product will generate greater than 50% of the revenue from product sales by the end of the current fiscal year.  If the adoption of 844/X is slower than we anticipate or if there are delays in releasing subsequent versions of 844/X, our current revenue expectations may be too high and our operating results may be negatively affected.  In addition, new product announcements by our competitors and other new product announcements by us could have the effect of reducing customer demand for our existing products.  Also, when we introduce new or enhanced products we must effectively manage the transitions from existing products to minimize disruption of orders from our customers.  New product introductions require us to devote time and resources to the training of our sales channel in the features and target customers for such new products, which efforts could result in less selling efforts being made by the sales channel during such training period.  Our failure to effectively manage new product announcements or introductions could contribute to significant quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline and, as a result, our operating results will suffer.

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

Weak Economic Conditions May Cause our Customers to Experience Financial Difficulties and May Represent a Credit Risk.  Due to the weak global economy and uncertainties relating to the prospects for near-term global economic growth, some of our customers may experience financial difficulties and may represent a credit risk to us.  If these customers experience financial difficulties or fail to experience commercial success, we may have difficulty collecting our accounts receivable.

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

Stock Price Volatility.  The trading price of our common stock has been highly volatile and has fluctuated significantly in the past.  During the nine months ended August 31, 2002 our stock price fluctuated between a low of $0.74 per share and a high of $3.75 per share.  During fiscal 2001, our stock price fluctuated between a low of $0.81 per share and a high of $3.81 per share.  We believe that the price of our common stock may continue to fluctuate significantly in the future in response to a number of events and factors relating to our company, our competitors, and the market for our products and services, many of which are beyond our control, such as, variations in our quarterly operating results; changes in financial estimates and recommendations by securities analysts; changes in market valuations of companies in our markets; announcements by us or our competitors of significant products, acquisitions, or strategic partnerships; failure to complete significant business transactions; departures of key personnel; purchases or sales of common stock or other securities by us; or news relating to trends in our markets.  In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme volatility over the past twelve months.  This volatility has often been unrelated to the operating performance of particular companies.  These broad and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

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

Item 4.    Control and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

During the nine months ended August 31, 2002, the Company settled the Wired litigation.  As part of the settlement, the Company assigns all rights to the Wired product line, intellectual property relating to Wired products and remaining inventory to the former shareholders of Wired.  Wired agreed that no further action will be taken related to the lawsuit previously filed against the Company as noted in Note 9 to the Consolidated Financial Statements.  Wired granted the Company an irrevocable license to use the source code, technology, know how and intellectual property; provided however the license does not include the right to sell Wired products or any equivalent products incorporating the source code, technology, know how and intellectual property.  In addition, Wired agreed to pay to the Company a royalty of 5% of adjusted gross sales of the assigned products, not to exceed $1.2 million, plus the cost of the inventory assigned.  Litigation settlement included in the Consolidated Statements of Operations for the nine months ended August 31, 2002 represents the cost of inventory transferred, the net book value of remaining intangible assets associated with the acquisition, and legal fees associated with the settlement.

(iii) From time to time the Company is involved in other disputes and/or litigation encountered in its normal course of business.  The Company does not believe that the ultimate impact of the resolution of such other outstanding matters will have a material effect on the Company’s business, operating results or financial condition.

Item 6. Exhibits and Reports on Form 8-K

a)  Exhibits

Exhibits required as part of this Quarterly Report on Form 10-Q are listed on the exhibit index on page 31.

b)  Reports on Form 8-K

On June 24, 2002, we filed a current report on Item 4, a change in our independent accountants from Arthur Andersen LLP to Ernst & Young LLP.  A letter from Arthur Andersen LLP to the Securities and Exchange Commission dated June 24, 2002 was filed under Item 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Media 100 Inc.

Date:	October 15, 2002	By:	/s/ Steven D. Shea
Steven D. Shea
Chief Financial Officer and Treasurer
(Principal Financial Officer)

CERTIFICATIONS

I, John A. Molinari, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Media 100, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:                    October 15, 2002

/s/ John A. Molinari
Chief Executive Officer

CERTIFICATIONS

I, Steven D. Shea, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Media 100, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:                    October 15, 2002

/s/ Steven D. Shea
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

                          Number                                                    Description