Form 10-K
period 2002-11-30
MEDIA 100 INC
filed 2003-02-28
CIK 713138

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: November 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission File Number: 0-14779

MEDIA 100 INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of organization or incorporation)	04-2532613 (I.R.S. Employer Identification Number)
450 Donald Lynch Boulevard Marlborough, Massachusetts 01752-4748 (Address of principal executive offices, including zip code)

(508) 460-1600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
(none)
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on January 31, 2003 as reported on the Nasdaq National Market System, was approximately $7,659,322. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 17, 2003 registrant had 13,083,019 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The information required in response to certain portions of Part III of Form 10-K is hereby incorporated by reference from the specified portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in April 2003.

PART I

        This Report includes a number of forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statements" and elsewhere in this Report that could cause actual results to differ materially from historical results of those currently anticipated. In this Report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned not to place undo reliance on these forward-looking statements, which speak only as of the date hereof.

Item 1.    Business

Company Overview

        We design and sell advanced media systems for content design. In the case of our newest and most advanced development, 844/X™, we have integrated the previously separate workflows of real-time video editing and the compositing of layers of video, computer graphics, audio, and metadata. We believe this workflow integration is a technical breakthrough that over time will attract existing and new video editing users who wish to be able to design more complex content that comprises dozens, even hundreds of distinct content layers. Our Company has developed new technology—integrated software and hardware, including Application-Specific Integrated Circuits ("ASICs")—to perform compositing in real time or at high speed to allow compositing operations to be performed within an editing environment and execute at high speed without host-based rendering, which is slow and impedes productivity.

        Our products are personal computer-based workstations configured with proprietary software and hardware that we engineer and manufacture. In some cases, particularly with 844/X, we sell our products as "turnkey" systems, meaning we configure and ship the system to an end user, or reseller, with a host personal computer, our software and hardware, and disk storage; in other cases, we deliver only our software and hardware ("unbundled"), typically to an independent value-added reseller that configures the turnkey system themselves on behalf of an end user.

        The paramount characteristic that makes our media systems "advanced" is real-time performance. Our systems can perform many video, audio, graphics, and metadata processing functions in real time. We believe software operating alone on personal computers cannot match this performance. Our experience is that even software operating on costly higher performance computing platforms, such as Unix®, often cannot match the real-time performance of our systems. A second characteristic also makes our systems advanced: support for very high image and audio output quality in conjunction with real-time throughout. Other currently available products reduce picture quality to support real-time functions, or they maintain picture quality but render operations—rendering is an offline host processing activity that routinely takes minutes, even hours. Rendering interrupts workflow and hinders productivity. In contrast, our systems, especially our newest development, 844/X, perform concurrent video, audio, graphics, and metadata operations in real time, and in the case of 844/X, at a quality level we believe is currently unmatched in the industry, even where price is no object. The result is that our systems provide our customers a workflow experience that is fast, fluid, and interactive. Using our products, they can exercise better creative judgment and get jobs done more quickly. Subsequently, creative aspiration and the potential for economic advantage lead prospects to consider adopting our products.

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

        All our customers have in common the need to create compelling and useful video programs. Their applications range from teaching, training, and basic communication to high-profile entertainment, such as a television show or a segment like a commercial, promotional spot, or opening to a major program like the Super Bowl. The content that our customers create, whether for industrial or broadcast use, is important and valuable. Therefore, our customers value ease of use, speed, and quality. They seek products that help them develop compelling creative ideas that they can incorporate into video programs with fast turn-around.

Market

        Our first shipments in April 2002 of 844/X marked a new stage in our Company's development. We began to increase our focus on advanced users and applications in the content design market; and in 2003 we expect to continue further strengthening this focus.

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

        Today, the broadcast and non-broadcast markets for nonlinear editing systems, now more than 12 years old, are fraught with the business challenges that might be expected from a maturing market: there are many products from many vendors; increased competition is driving down selling prices and gross margins; and in the past two years, Apple Computer has introduced and marketed aggressively its own proprietary solutions for basic video editing, effects processing, and DVD production on the Macintosh, reducing third-party market opportunity in the portion of the digital media market that is Macintosh based.

        We believe 844/X and the related products we have developed incorporate superior media processing capabilities to enable content design as a new application.

        Content design is the assembly or arrangement by an editor or artist of highly creative audio-visual content. The content design workflow encompasses video editing along with the compositing of (processing to blend) layers. Editing references our original business, nonlinear editing, or disk-based editing that allows users to perform video-editing operations in real time. The compositing of layers refers to the arrangement and processing of many overlaid video and graphic pictures, where some or all of them may be in motion, to create visual effects.

        Editing and the compositing of layers are difficult to bring together successfully in a single workflow. A significant reason is that editing, using today's personal computers, typically takes place in real time while compositing is mathematically complex and therefore slow to compute. A personal computer will often stop accepting user input to the editing function for minutes, even hours, in order to render or compute the blending (compositing) of layers. This delay leaves users unproductive and interrupts their creative thinking and workflow. They cannot interact quickly and easily to view results and make changes; also, often it is impractical to have clients present while working on content to give quick feedback or further direction since they would be frustrated waiting most of the time. As a result, designing content—

beautiful evocative images or pictures with greater utilitarian value—is difficult technically, time consuming, and expensive.

        At the Company we are seeking to revolutionize the content design market by making this workflow easier, faster, and less expensive, allowing more media professionals to design higher-quality, higher-impact video. We believe demand for content design will increase as cable and satellite content grows, and as cable and satellite content providers increase their competition with traditional media outlets to attract and retain viewers in the increasingly competitive global media market place.

        During fiscal 2002, media-related adopters of 844/X included broadcast television stations, design boutiques, smaller post-production facilities, creative agencies, and independent producers; non-media adopters of 844/X included large corporations and institutions of higher education. These users employed 844/X to design highly creative, effects-intensive, high-layer-count television spots and video programs.

Strategy

        Our strategy is to attract experienced video editors to content design through the continuing development and marketing of our 844/X media systems. 844/X provides high-speed compositing seamlessly combined with the real-time video editing that users know already. The Company supports the stringent performance demands of the new integrated workflow by combining our own unique software and hardware technology with widely-available personal computers and standard disk storage. This approach obviates the need for more expensive and harder to maintain operating systems and proprietary hardware. Consequently, 844/X users can design video programs using layers easily with fast turn-around, providing to their clients state-of-the-art audio-visual sophistication and quality while generating higher margins for themselves.

        Our mission centers on the technical achievement of bringing to the content design workflow the proven appeal of nonlinear performance—speed. We give our users editing and compositing speed, often results that can be produced, viewed, and further manipulated in real time, without requiring them to trade down picture and sound quality. Indeed part of our strategy is to establish a new digital standard for quality, higher than any other disk-based system, rivaling even advanced digital videotape formats like D1® (Sony) and D5® (Panasonic®).

        We believe our customers will pay for real-time speed and superior quality in support of content design because these features translate directly to greater creative flexibility and improved throughput and productivity—benefits that increase the value of our users to their clients.

Products

        Our Company develops and sells three major product lines: 844/X, our systems for content design, which began shipping in April 2002; Media 100 i, our original family of dual-stream video editing systems that use Macintosh; and iFinish, our family of dual-stream video editing systems that use Windows®. In addition, we sell technical support, software upgrades, and maintenance contracts, which we market under the brand name, Platinum™.

844/X

        844/X is a new fully-digital system for content design that we began to deliver in April 2002. 844/X results from years of research involving technical and market experts. We believe 844/X represents a new generation of technology and a new equipment category—real-time content design on the desktop.

        844/X is for media professionals who need to design highly creative content by editing video and compositing layers. 844/X performs image, graphics, and audio operations concurrently in real time at high quality. From the start, our research to produce this product involved Media 100 customers as well as users of other renowned industry products, including Adobe After Effects®, Avid Media Composer®, and

Discreet Flame®. These customers included broadcast designers, visual effects artists, and online video editors.

        We sell 844/X in two configurations: 844/Xe and 844/Xi. The two configurations operate identically except 844/Xe is approximately three times faster than 844/Xi. Compared to 844/Xi, 844/Xe can process more real-time data streams, including effects, simultaneously and recursively process large layer counts more quickly. From April 2002, when the product first shipped, through January 2003 we have shipped approximately 165 844/X systems. As of February 2003, 844/Xi is lower priced at $24,995 for our proprietary software and hardware versus $44,995 for 844/Xe. Purchasing third-party components such as a disk drive and a computer would increase the prices to approximately $40,000 for 844/Xi and $60,000 for 844/Xe.

        In addition, in January 2003, we announced three subsequent developments: HDX Technology, new technology that expands the GenesisEngine, a PCI-standard subsystem that installs in the backplane of a personal computer and provides physical cable connections for video, audio, and facility integration signals through an external junction box, to support high-definition (HD) applications in addition to standard-definition (SD) applications, which the Company expects to ship as a product or product option in the second half of 2003; the Version 2 software release, which we call "The Finishing Release" and expect to ship in the first half of 2003, providing a significant expansion of the 844/X user interface and toolsets; and XBLUR, a new product option that expands the GenesisEngine providing real-time true Gaussian Blur effects on up to four video streams simultaneously. We currently plan to sell XBLUR as an option, $9,995 for 844/Xe and $7,995 for 844/Xi, with first shipments in the summer of 2003.

        We believe the speed, quality, workflow integration, and desktop simplicity and affordability of 844/X, along with the future potential of the product as we further develop it, will attract current and new content designers to consider purchasing the product.

Media 100 i Product Line

        Media 100 i is our dual-stream product line that uses Macintosh as a host computer. We shipped Media 100 i Version 8 (V8) in August 2002. V8 is a powerful OS X-native version of the Media 100 i product line that replaces Media 100 i version 7.5. OS X is the new operating system from Apple Computer that has been introduced ultimately to replace the original Macintosh operating system, called Version 9. In addition to using OS X, V8 introduces a fresh new user interface for Media 100 i based on Apple's new Aqua interface. V8 also provides expanded effects and sound design functions.

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

        Functionally similar to the Media 100 i products, the iFinish products provide video editors real-time functions supporting video editing, effects creation, graphics, and sound mixing. The iFinish systems are designed to allow editors and artists to assemble video programs using source material from virtually anywhere, analog or digital, then output their finished productions anywhere—to the Web, to DVD, to tape, to cable, or to air. This workflow flexibility means iFinish users can create valuable content once, then deliver it in many different forms as traditional or new media. The iFinish products give media professionals advanced performance, including real-time editing, effects design and processing in real time, and real-time sound mixing of numerous, CD-quality audio tracks.

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

Platinum Services

        Our Platinum Services comprise technical support and service packages that we offer to our customers for a fee. Customers purchase our Platinum packages with options such as: toll-free telephone technical support (either during business hours, five days a week, or 24 hours per day, seven days a week); free software updates; advance replacement hardware; and extended warranty. In addition, we have from time to time offered hardware upgrades, replacement hardware, and new products to our Platinum subscribers at preferred prices. We have also introduced the Platinum One-Stop service, in which subscribers can obtain telephone technical support for compatible third-party products integrated with their media system.

Technology

        Our 844/X, Media 100 i, and iFinish systems all comprise software and hardware that we design and integrate to operate with personal computers.

844/X

        The engineering of 844/X was a "green field" endeavor meaning the 844/X development team designed virtually all the software code and hardware of the product from the ground up. This approach allowed us to eschew aging components and software code, outdated architectures, and waning analog standards.

        The original 844/X development featured the design of ASICs (application specific integrated circuits), a PCI-standard media processor that we call the GenesisEngine, which houses the ASICs for physical incorporation into a personal computer, and a new software architecture and Windows-based user interface. In addition, in January 2003, we announced three subsequent developments: HDX Technology, new technology that expands the GenesisEngine to support high-definition (HD) applications in addition to standard-definition (SD) applications, which the Company expects to ship as a product or product option in the second half of 2003; the Version 2 software release, which we call "The Finishing Release" and expect to ship in the first half of 2003, providing a significant expansion of the 844/X user interface and toolsets; and XBLUR, a new product option that expands the GenesisEngine providing real-time true Gaussian Blur effects on up to four video streams simultaneously, which we expect to ship to users in the summer of 2003.

        Our ASICs comprise custom silicon integrated circuits (chips) that we have designed and own. The ASICs incorporate numerous editing, compositing, and related image processing algorithms that can execute in real time, even on four, eight, or more video and key data streams simultaneously. Thus the ASICs are key to enabling the speed and audio-visual quality of 844/X content results. Also, the ASICs are highly integrated, so they are physically small and draw relatively little power, facilitating integration with personal computers; and they are much less expensive to manufacture and more reliable than the stand-alone hardware composed of many separate (discrete) components that one would otherwise have to conceive for equivalent functionality and performance, assuming that technically this was possible.

        The ASICs reside physically on the GenesisEngine, a PCI-standard subsystem that installs in the backplane of a personal computer and provides physical cable connections for video, audio, and facility integration signals through an external junction box. The GenesisEngine is a media processor that supports concurrent image, audio, and signal processing operations with real-time throughput and high-precision throughout. The Company believes this speed along with the 10-bit quantization and 31-bit mathematical precision of the GenesisEngine are significant technical breakthroughs enabling real-time, broadcast-quality, PC-based content design.

        We designed our software architecture, comprising millions of lines of code, to permit optimum use of the processing power of the ASIC-powered GenesisEngine while also providing our user interface software designers an interim-level or abstraction layer of software that gives them unbridled access to the power of the hardware without having to control directly its complex real-time board-level, even chip-level, hardware activities. The software architecture incorporates a simplifying, modular, and extensible API-based (application programming interface-based) structure that we believe will facilitate productive continuing development of 844/X, and other related products, for many years. A major innovation of the architecture is the Intelligent Layering Architecture (ILA) which permits the recursive processing of layers, allowing users to quickly manipulate, if not manipulate literally in real time, very large numbers of layers, such as hundreds of layers. The ILA is key to allowing users to work in real time on relatively low layer counts while still working fast on an unlimited number of layers. Also, the ILA permits users to perform Visual Voicing in which they may always view and change a limited number of layers in their program real time, regardless of where the layers are, where they are in relation to each other, or how many layers exist in the program. The result of the software architecture is that regardless of layer count, the workflow appears to the user to be fast, fluid, and interactive.

        The 844/X user interface is the principal means by which the user operates 844/X. We have designed it to be familiar while incorporating many workflow innovations that make content design fast and easy. The user interface integrates time-based nonlinear video editing and the compositing of unlimited-layer-based visual effects; also, it integrates controls for designing and processing computer graphics and mixing sixteen tracks of real-time studio-quality 20- and 24-bit audio. The original conception and design of the user interface involved several years of research; we interviewed and observed at length experienced users in the field, including users of other renowned industry products, including Adobe After Effects®, Avid Media Composer®, and Discreet Flame®, in addition to our own.

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

Sales and Distribution

        We market and sell our products to end users through a worldwide channel of specialized value-added resellers ("VARs"), distributors, and direct to end users through our internal telemarketing group and Web site. VARs and distributors account for the majority of our sales. Further, we expect to increase our focus on our VAR channel in the coming year as we continue shipments of 844/X.

        VARs typically sell, assemble, and install turnkey systems using personal computers, disk drives, and ancillary video equipment. For a further discussion of the risks and uncertainties associated with our dependence on an indirect sales channel of independent VARs, see "Cautionary Statements" included in Part II, Item 7, of this Annual Report on Form 10-K.

        Internationally, we have adopted similar sales channels. In the United Kingdom, France, and Germany, our subsidiaries manage Web site sales, VAR networks, and contract with distributors who may sell directly to end users or through VAR networks of their own. Elsewhere, we sell through distributors, which may sell directly to end users, or act as VARs, or manage VAR networks in their respective territories. Sales of our products outside of the North America represented approximately 46.9%, 34.5% and 37.1% of our net sales for fiscal years 2002, 2001, and 2000, respectively. No single customer, including resellers or direct end users, accounted for more than 10% of the Company's net sales during the years ended November 30, 2002, 2001 or 2000. For additional information as to revenue by geographic location, see Note 12 in the Notes to Consolidated Financial Statements. For a further discussion of the risks and uncertainties associated with international operations, see "Cautionary Statements" included in Part II, Item 7 of this Annual Report on Form 10-K.

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

Research and Development

        We invest in research and development for new products and for enhancements to our existing products. As of January 31, 2003, we employed 52 full-time employees whose primary duties relate to product development and research on potential new products and technologies. Outside firms and consultants are selectively engaged to develop or assist with development of products when favorable opportunities exist. In order to compete successfully, we believe we must attract and retain qualified personnel and maintain a program of improvement for existing products, as well as the research and development of new products. For a further discussion of the risks and uncertainties associated with new product development, see "Cautionary Statements" included in Part II, Item 7 of this Annual Report on Form 10-K.

        For the fiscal years ended November 30, 2002, 2001 and 2000, we invested approximately $9.0 million, $10.5 million and $11.0 million, respectively, on the development of enhancements to our existing products and for the research and development of new products and technologies.

Manufacturing

        Our manufacturing operations consist primarily of advanced surface-mount manufacturing and testing of printed circuit assemblies, final product assembly, quality assurance and shipping. We have developed the operation specifically to address the business and technical challenge of building assemblies that are highly complex, yet relatively low in volume. The surface-mount operation can mount fine 676-pin, 0.050" BGA (ball grid array), and 0.040" fine pitch BGA integrated circuits and ASIC devices, which is required for assembling the GenesisEngine. We perform manufacturing functions at our facility located in Marlborough, Massachusetts.

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

        The components we use in the assembly of our hardware products are generally available from several distributors and manufacturers. However, we are dependent on single or limited source suppliers for several key components used in our products that have no ready substitutes, including,but limited to, various audio and video signal processing integrated circuits manufactured in each case only by Crystal Semiconductor® Corp., Fairchild Semiconductor® Corp., Gennum® Corporation, Toshiba, Kawasaki LSI USA® Inc., Philips® Semiconductors, Silicon Optix™, Faraday Technology, Scientific Conversion, Xilinx®, Altera®, Lattice®, Agere®, Marvel®, and IDT®. The availability of many of these components is dependent on our ability to provide suppliers with accurate forecasts of our future requirements, and certain components upon which we depend have been subject to industry-wide shortages and the continued viability of these suppliers and product lines. For a further discussion of the risks and uncertainties associated with our dependence on single or limited source suppliers, see "Cautionary Statements" included in Part II, Item 7 of this Annual Report on Form 10-K.

Proprietary Rights

        Our ability to compete successfully and achieve future revenue growth will depend, in part, on our ability to protect our proprietary technology and operate without infringing the rights of others. We rely on a combination of patent, copyright, trademark and trade secret laws and other intellectual property protection methods to protect our proprietary technology. In addition, we generally enter into confidentiality agreements with our employees and with third parties with whom we share our proprietary information, and limit access to and distribution of such information. We own 17 United States patents, beginning to expire in 2012, and have seven pending patent applications in the United States, none of which we believe is material. Although we pursue a policy of obtaining patents for appropriate inventions, we believe that our success depends primarily on the proprietary know-how, innovative skills, technical competence and marketing abilities of our employees, rather than upon the ownership of patents.

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

Employees

        As of January 31, 2003, we employed approximately 130 persons worldwide. None of the employees is represented by a labor union and we believe we have good relations with our employees.

        Competition for employees with the skills required by the Company is high in the geographic areas in which the Company's operations are located. We believe that our future success will depend on our continued ability to attract and retain qualified employees, especially in research and development.

Other

        844/X, Visual Voicing, Foss ASIC, Holmes ASIC, Hatalsky ASIC, GenesisEngine, Intelligent Layering Architecture (ILA), XBLUR, HDX Technology, Hatalsky PEP, Media 100, Media 100 i, iFinish, P6000, and Platinum are trademarks of Media 100 Inc. and may be registered in certain jurisdictions. All other trademarks and registered trademarks are the property of their respective holders, and are hereby acknowledged.

Item 2.    Properties

        In January 2002, the Company signed an amendment to its lease allowing the Company to occupy approximately 45,534 square feet in a new facility in Marlborough, Massachusetts owned by the same landlord. Under the amendment, the Company occupied its former space through March 31, 2002. The lease for the new facility is for a term of forty (40) months with an annual base rent of approximately $444,000. Total rent expense including operating expenses pursuant to the lease agreement charged to operations related to the Company's new Marlborough facility for fiscal year 2002 was $302,000. The Company's former principal executive, engineering, manufacturing and sales operations occupied approximately 56,500 square feet in a leased facility located in Marlborough, Massachusetts. The lease for this facility terminated on March 31, 2002. Total rent expense including operating expenses pursuant to the lease agreement charged to operations with respect to the Company's former Marlborough facility for fiscal years 2002, 2001 and 2000 was $550,000, $1,049,000 and $1,034,000. Rent expense including operating expenses pursuant to all lease agreements charged to operations for fiscal years 2002, 2001 and 2000 was $1,082,000, $1,321,000 and $1,283,000, respectively.

        In addition, in connection with the signing of the lease amendment, the Company revised the estimated useful life of leasehold improvements and certain furniture and fixtures that would not be moved to the new facility. The remaining net book value of the leasehold improvements and furniture and fixtures of approximately $1,288,000 was depreciated during the first two quarters of fiscal 2002.

        As part of the acquisition of Terran in June 1999, the Company occupied additional office space located at 15951 Los Gatos Boulevard, Los Gatos, California. All of the Company's operations relating to the streaming media software product line division occupied this space. Effective October 28, 2002, the Company entered into an agreement with the landlord to terminate the remaining term of the lease for one payment in the amount of approximately $120,000. The Company had recorded a charge to discontinued operations, net of estimated sublease income, of $348,000 for this lease during the year ended November 30, 2001. The Company recorded $80,000 as income from discontinued operations during the year ended November 30, 2002 reflecting the savings resulting from the termination of the lease.

        As part of the shutdown of Streamriver during the year ended November 30, 2001, the Company recorded, as a restructuring charge, a lease loss, net of estimated sublease income, of $230,000 associated with the lease for the facility in North Hollywood, California. Effective October 1, 2002, the Company entered into an agreement with the landlord to terminate the remaining term of the lease for one payment in the amount of approximately $47,000. The Company has recorded an adjustment of $49,000 to the restructuring charge during the year ended November 30, 2002 reflecting the savings resulting from the termination of the lease.

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

        (iii) On January 13, 1999 and January 28, 1999, Digital Origin, a subsidiary of the Company, and one of its former directors, Charles Berger, were named as defendants in two shareholder class action lawsuits against Splash Technology Holdings, Inc. (Splash), various directors and executives of Splash and certain selling shareholders of Splash. The lawsuits were consolidated and the consolidated action was dismissed by the Federal District Court for the Northern District of California without leave to amend. Plaintiffs appealed that ruling to the Ninth Circuit Court of Appeals. In January 2003, the Ninth Circuit Court of Appeals dismissed plaintiffs' claims with predjudice.

        (iv) On October 12, 1999, a lawsuit was filed against the Company by McRoberts Software, Inc. ("MSI") in the United States District Court for the Southern District of Indiana. The complaint alleges copyright infringement, breach of contract, and trade secret misappropriation. The complaint includes requests for unspecified monetary damages and enhanced damages, interest, costs and fees. An unfavorable verdict was filed on February 25, 2002 against the Company in the amount of $2.5 million. The Company and MSI filed post-trial motions. Those motions were ruled upon with the trial court reducing the total amount awarded by the jury but assessing prejudgment interest and attorney's fees. The Company appealed the entire judgment, which approximates $2.8 million, and a hearing before the United States Court of Appeals for the Seventh Circuit occurred on December 12, 2002. The appeal remains outstanding and the Company is awaiting the verdict. The entire amount of the award has been placed in an escrow account pending judgment from the appellate court and approximately $2.8 million is included as restricted cash in the accompanying balance sheet at November 20, 2002.

        The Company had recorded a liability in the amount of $2.6 million that included estimated legal fees associated with the litigation at November 30, 2001 and the entire amount was expensed in the three months ended November 30, 2001. During the year ended November 30, 2002, the Company recorded an additional liability and expense of $397,000 for the adjusted judgment which included prejudgment interest and attorney's fees as well as estimated legal fees associated with the appeal.

        (v) On May 9, 2001, a lawsuit was filed against the Company by the former shareholders of Wired, a company acquired by the Company in December 1999. The complaint alleged fraud, negligent misrepresentation, breach of express and implied-in-fact contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty and violation of California business and professional code section 17200. The complaint included requests for compensatory and punitive damages, injunctive relief, and fees. No specific amount or punitive damages were alleged, other than compensatory damages in an amount to be proven at trial, but not less than $25,000, the jurisdictional minimum for the court. The Company filed a demurrer challenging the legal sufficiency of the causes of action alleged. A hearing on that demurrer occurred on November 6, 2001 and the Court sustained the demurrer to one cause of action, for negligent false promise.

        During the year ended November 30, 2002, the Company settled the Wired litigation. As part of the settlement, the Company assigned all rights to the Wired product line, intellectual property relating to Wired products and on-hand inventory related to the Wired product line to the former shareholders. Wired agreed that no further action will be taken related to the lawsuit previously filed against the Company. Wired granted the Company an irrevocable license to use the source code, technology, know how and intellectual property; provided, however, the license does not include the right to sell Wired products or any equivalent products incorporating the source code, technology, know how and intellectual property. In addition, Wired promised to pay the Company a royalty of 5% of adjusted gross sales of the assigned products, not to exceed $1.2 million, plus the cost of the inventory assigned. Litigation settlement of $724,000 included in the Consolidated Statements of Operations for fiscal year 2002 represents the cost of inventory transferred, the net book value of remaining intangible assets associated with the acquisition, legal fees associated with the settlement, less a reimbursement related to the litigation from the Company's insurance carrier.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal year 2002.

PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters

        The common stock of the Company trades on the National Market tier of The NASDAQ Stock Market under the symbol "MDEA." The following table sets forth, for the periods indicated, the high and low sales prices per share of the Company's common stock as reported on the NASDAQ National Market:

Fiscal year ended November 30,	High	Low
2001:
First Quarter	$3.81	2.06
Second Quarter	$2.64	1.59
Third Quarter	$2.06	0.88
Fourth Quarter	$1.40	0.81
2002:
First Quarter	$3.75	1.10
Second Quarter	$3.30	2.01
Third Quarter	$2.70	0.71
Fourth Quarter	$1.70	0.35

        The last reported sale price per share of the Company's common stock as reported on the NASDAQ National Market on January 31, 2003 was $0.78. As of January 31, 2003, there were 1,758 stockholders of record based upon information provided by the Company's transfer agent. The Company has never paid a cash dividend on its common stock, and the Board of Directors does not anticipate paying cash dividends in the foreseeable future.

        Information related to securities authorized for issuance under equity compensation plans is set forth under Item 12 of this report on Form 10-K.

Item 6.    Selected Financial Data

        The selected financial data should be read in conjunction with, and are qualified in their entirety by, the Company's consolidated financial statements, related notes and other financial information included herein.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA

	Fiscal Years Ended November 30,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Net sales:
Products	$13,185	$22,254	$37,255	$38,282	$33,916
Services	5,896	8,758	9,865	8,817	7,191

Total net sales	19,081	31,012	47,120	47,099	41,107
Cost of sales	9,763	16,299	21,961	18,550	17,452
Accelerated depreciation and amortization of fixed assets	331	—	—	—	—

Gross profit	8,987	14,713	25,159	28,549	23,655
Operating expenses:
Research and development	8,960	10,483	10,975	12,507	16,414
Selling and marketing	8,009	11,518	13,353	12,943	13,104
General and administrative	3,933	8,511	4,694	3,673	3,810
Amortization and write-off of intangible assets	1,044	2,920	1,249	—	—
Accelerated depreciation and amortization of fixed assets	849	—	—	—	—
Settlement of litigation	724	—	—	—	—
Acquired in-process research and development	—	—	470	—	—
Restructuring charge	191	1,540	236	424	—

Total operating expenses	23,710	34,972	30,977	29,547	33,328

Operating loss	(14,723)	(20,259)	(5,818)	(998)	(9,673)
Interest income, net	204	289	951	1,387	1,622
Other income (expense), net	591	(866)	(668)	(199)	—

Income (loss) from continuing operations before tax benefit	(13,928)	(20,836)	(5,535)	190	(8,051)
Benefit from income taxes	(261)	(4,700)	—	—	—

Income (loss) from continuing operations	(13,667)	(16,136)	(5,535)	190	(8,051)
Discontinued operations:
Income (loss) from discontinued operations, net of tax effect	184	4,680	(4,846)	6,229	8,654

Net income (loss)	$(13,483)	$(11,456)	$(10,381)	$6,419	$603

Basic income (loss) per share:
Continuing operations	$(1.07)	$(1.31)	$(0.46)	$0.02	$(0.72)
Discontinued operations	0.01	0.38	(0.40)	055	0.77

Basic income (loss) per share	$(1.05)	(0.93)	(0.87)	0.57	$0.05

Diluted income (loss) per share:
Continuing operations	$(1.07)	$(1.31)	$(0.46)	$0.02	$(0.72)
Discontinued operations	0.01	0.38	(0.40)	0.52	0.77

Diluted income (loss) per share:	$(1.05)	$(0.93)	$(0.87)	$0.54	$0.05

Weighted average common shares outstanding:
Basic	12,819	12,330	11,998	11,307	11,226

Diluted	12,819	12,330	11,998	11,880	11,275

CONSOLIDATED BALANCE SHEET DATA

	As of November 30,
	2002	2001	2000	1999	1998
	(in thousands)
Cash, cash equivalents and marketable securities	$4,699	$17,610	$17,661	$28,400	$32,434
Working capital	1,894	11,141	16,066	21,058	21,797
Total assets	15,296	30,166	46,302	45,843	48,472
Stockholders' equity	3,909	16,864	27,835	31,249	30,473

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion includes forward-looking statements, including, but not limited to, statements with respect to the Company's future financial performance, operating results, plans and objectives, and actual results may differ materially from those currently anticipated depending upon a variety of factors, including those described below. See "Cautionary Statements" herein.

Overview

        Media 100 Inc. and subsidiaries (the Company) designs and sell advanced media systems for content design. The Company's products are personal computer-based workstations configured with proprietary software and hardware that we engineer and manufacture. In some cases, particularly with our product—844/X™—the Company sells its products as "turnkey" systems, meaning the Company configures and ships the system to an end user, or reseller, with a host personal computer, our software and hardware, and disk storage; in other cases, the Company delivers only our software and hardware ("unbundled"), typically to an independent value-added reseller that configures the turnkey system themselves on behalf of an end user.

        On October 5, 2001, the Company sold its streaming media software product line to Autodesk, Inc. for $16.0 million in cash of which $2.0 million was deposited into an escrow account for a period of one year in case indemnification issues arise. These escrow funds were received on October 15, 2002. The net income (loss) from these operations is included in the accompanying statements of operations under "discontinued operations" (see Note 13 of the Consolidated Financial Statements). The disposal date was October 5, 2001, the date the sale was completed. The Company's streaming media software product line consisted of products acquired in the Terran acquisition and the merger with Digital Origin (see Note 3 of the Consolidated Financial Statements).

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

Critical Accounting Policies and Estimates

        This management's discussions and analysis of financial condition and results of operations discuss our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventories, the impairment of long lived assets, legal contingencies and discontinued operations. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies most significantly affect the portrayal of our financial condition and require management's most difficult and subjective judgments.

Revenue Recognition and Allowance for Doubtful Accounts

        We recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to Certain Transactions. Net sales are recognized following establishment of persuasive evidence of an arrangement, provided that the license fee is fixed or determinable, delivery of product has occurred via physical shipment or electronically, a determination has been made by management that collection is probable and the Company has no remaining obligations. Revenues under multiple element arrangements, which typically include products and maintenance sold together, are allocated to each element using the residual method in accordance with SOP 98-9. The Company provides for estimated returns at the time of shipment. The Company recognizes maintenance revenue from the sale of post-contract support services ratably over the life of the contract. We maintain allowances for estimated losses resulting from the inability of our customers to make required payments, however, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

Inventories

        Inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Work-in-process and finished goods inventories include material, labor and manufacturing overhead. Management performs periodic reviews of inventory and disposes of items not required by their manufacturing plan. Our reserve for excess and obsolete inventory is primarily based upon forecasted demand for our products and any change to the reserve arising from forecast revisions is reflected in cost of sales in the period the revision is made. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Long-lived Assets

        Property and equipment, including leasehold improvements and intangible assets, are depreciated and amortized over their useful lives. Useful lives are based on management's estimates of the period that the Company will realize the benefit of these assets.

Legal Contingencies

        We are currently involved in legal proceedings. As discussed in Note 7 of the consolidated financial statements, as of November 30, 2002, we have provided accruals for all direct costs associated with the estimated resolution of known contingencies. The accrual is established at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated. This litigation could take several years to complete. Accordingly, actual legal fees, damages, awards or settlements, could differ significantly from our estimates. It is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions, or the effectiveness of our strategies, related to these proceedings.

Restructuring Charge

        Severance-based restructuring charges are recorded based on specific plans for cost reduction that are established by management prior to the end of a quarter. The severance amounts are based on plans that are generally specific by person or position that will be eliminated. Restructuring charges for estimated lease loss are recorded net of estimated sublease income associated with the facility. Estimated amounts may be higher or lower than actual costs incurred, which would result in an adjustment to restructuring charges. At this time, we do not expect any additional adjustment to the current accrual to be material to the Company's operating results.

Discontinued Operations

        Our financial statements are prepared using discontinued operations accounting for our streaming media software product line. The Company's streaming media software product line consisted of products acquired in the Terran acquisition and the merger with Digital Origin. Under discontinued operations accounting, we accrued estimates of our expected liabilities related to the discontinued operations through their eventual discharge, which in many cases, was expected to be several years in the future. Actual results of discontinued operations may be different as the Company may settle certain obligations in amounts different from estimates due to changes in assumptions or settlement strategies.

Results of Operations

        The following table sets forth for the years indicated certain consolidated statements of operations data as a percentage of net sales.

	Fiscal Years Ended November 30,
	2002	2001	2000
Net sales:
Products	69.1%	71.8%	79.1%
Services	30.9	28.2	20.9

Total net sales	100.0	100.0	100.0
Cost of sales	51.2	52.6	46.6
Accelerated depreciation and amortization of fixed assets	1.7	—	—

Gross profit	47.1	47.4	53.4

Operating expenses:
Research and development	47.0	33.8	23.3
Selling and marketing	42.0	37.1	28.3
General and administrative	20.6	27.4	10.0
Amortization and write-off of intangible assets	5.5	9.4	2.7
Accelerated depreciation and amortization of fixed assets	4.4	—	—
Settlement of litigation	3.8	—	—
Acquired in-process research and development		—	1.0
Restructuring charge	1.0	5.0	0.5

Total operating expenses	124.3	112.7	65.8

Operating loss	(77.2)	(65.3)	(12.4)
Interest income, net	1.1	0.9	2.0
Other income (expense), net	3.1	(2.8)	(1.4)

Loss from continuing operations before tax benefit	(73.0)	(67.2)	(11.8)
Benefit from income taxes	(1.4)	(15.2)	—

Loss from continuing operations	(71.6)	(52.0)	(11.8)
Income (loss) from discontinued operations, net of tax effect	0.9	15.1	(10.2)

Net loss	(70.7)%	(36.9)%	(22.0)%

Comparison of fiscal 2002 to fiscal 2001

        Net sales.    We derive our sales from the licensing of our software for advanced media systems for content design, from the sale of our advanced media systems for content design, and from services in the form of annual contracts supporting our software and systems. In the case of software and systems, we recognize revenue upon shipment or distribution over the Internet to a customer provided there exists persuasive evidence of an arrangement, the license fee is fixed or determinable, a determination has been made by management that the collection is probable and the Company has no remaining obligations. In the case of services that support our software and systems products, called Platinum Services, we recognize revenue ratably over the life of the service contract.

        Our total net sales for fiscal 2002 decreased 38.5% to $19.1 million from $31.0 million for fiscal 2001. Net sales from products for fiscal 2002 decreased 40.8% to $13.2 million from $22.3 million for fiscal 2001 The decrease in net sales from products is due to a number of factors including increased competition for our digital video systems resulting in lower unit sales and average selling prices (decrease of $12.0 million), and lower sales of the MPEG-based products acquired in the acquisition of Wired, Inc. ("Wired")

(decrease of $1.4 million). These decreases were partially offset by sales of our new content design system, 844/X (increase of $4.3 million), which began shipping in April 2002. We deferred approximately $1.8 million of 844/X revenue during fiscal 2002 for various reasons including an undelivered upgrade, which we announced in the fourth quarter of fiscal 2002 and expect to ship in the first quarter of fiscal 2003. Upon shipment of the upgrade we will recognize previously deferred revenue that is associated with the upgrade. However, we anticipate this trend of lower year-over-year sales of our digital video systems to continue in fiscal 2003, offset by sales from 844/X. In addition, as part of the settlement of litigation with the former shareholders of Wired, we no longer sell the Wired MPEG-based products. Net sales from services for fiscal 2002 decreased 32.7% to $5.9 million from $8.8 million for fiscal 2001. The decrease in net sales from services is the result of lower sales of service contracts due to lower unit sales of our advanced media systems for content design and the elimination of encoding and hosting services. No customer accounted for more than 10% of the Company's net sales in fiscal 2002 or fiscal 2001.

        Net sales from customers outside of North America accounted for approximately 46.9% and 34.5% of net sales in fiscal 2002 and fiscal 2001, respectively. With the introduction of 844/X, we are continuing to develop our indirect distribution channels in North America, Europe, Asia and Latin America and currently anticipate that customers outside North America will continue to account for a substantial portion of our net sales, and as a percentage of net sales, to range between 35% and 45%.

        Cost of sales.    Cost of sales for products consists of the cost of manufacturing PCI hardware boards for our advanced media systems for content design and royalties paid to third parties for their software that has been integrated into our systems. Cost of sales also includes the cost of manuals and other product documentation, related labor and, in the case of 844/X, may include third-party components such as disk drives, personal computers and other third-party hardware components. Cost of sales for our service offerings consists of salaries and related expenses for service personnel delivering the service to the customer and warranty costs.

        Total cost of sales decreased 38.1% to $10.1 million in fiscal 2002 from $16.3 million in fiscal 2001. The decrease in cost of sales is directly related to the lower unit sales of our advanced media systems for content design, partially offset by an increase in cost of sales due to initial shipments of 844/X.

        Gross profit.    Our gross profit decreased 38.9% to $9.0 million in fiscal 2002 from $14.7 million in fiscal 2001. Overall gross profit as a percentage of net sales decreased to 47.1% in fiscal 2002 from 47.4% in fiscal 2001. Gross profit as a percentage of net sales of products decreased to 31.3% in fiscal 2002 from 35.2% in fiscal 2001, while gross profit as a percentage of net sales of services increased to 82.5% in fiscal 2002 from 78.4% in fiscal 2001. The decrease in gross profit for products in fiscal 2002 over fiscal 2001 was the result of the reduction in unit sales and average selling prices of our advanced media systems for content design. In addition, gross profit was negatively impacted by an expense of $331,000 for accelerated depreciation and amortization of leasehold improvements and other fixed assets located in our former facility and not moved to our new facility. The increase in gross profit for services in fiscal 2002 over fiscal 2001 was the result of the elimination of encoding and hosting services during fiscal 2001, which carry a lower gross profit than our Platinum Services.

        Research and development.    Research and development expenses include costs incurred to develop and improve our existing intellectual property and develop new intellectual property and are charged to expense as incurred. To date, development costs for our systems have been charged to expense as incurred because the costs incurred from the attainment of technological feasibility to general product release have not been significant. Our research and development costs may fluctuate from quarter to quarter due to the nature of the products under development. Some of our systems have PCI hardware included in the product and the costs associated with designing and developing this type of hardware can be expensive. In addition, our software developers require this hardware in order to integrate the software code they develop with the hardware to create a fully integrated advanced media system for content design.

        Research and development expenses decreased 14.5% to $9.0 million in fiscal 2002 from $10.5 million in fiscal 2001. The majority of the decrease in research and development expenses represented lower development costs associated with 844/X, which shipped in April 2002. We currently anticipate our research and development expenses will decrease in absolute dollars in fiscal 2003 versus fiscal 2002 because we believe that ongoing maintenance costs and costs of improvements to 844/X will not be as high in fiscal 2003 as the development costs to create the first version of the product.

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

        Selling and marketing expenses decreased 30.5% to $8.0 million in fiscal 2002 from $11.5 million in fiscal 2001. As a result of lower sales of our advanced media systems for content design, we reduced our expenses for salaries, employee-related costs, trade shows, outside services, sales literature and direct mail. We currently anticipate that our selling and marketing expenses will decrease in absolute dollars in fiscal 2003 versus fiscal 2002 as we execute our strategy of leveraging the indirect channel of resellers we developed in fiscal 2002 to sell 844/X. Also, in the first half of fiscal 2002, we incurred significant marketing expenses related to the introduction of 844/X and, while we plan to continue aggressively marketing 844/X, we believe our marketing costs in fiscal 2003 will be less than fiscal 2002.

        General and administrative.    General and administrative expenses consist primarily of salaries and related benefits, travel and outside services for human resources, finance, information technology, legal, and other administrative functions. General and administrative expenses decreased 53.8% to $3.9 million in fiscal 2002 from $8.5 million in fiscal 2001. The decrease in general and administrative expenses resulted primarily from a legal accrual established in fiscal 2001 for an unfavorable verdict in a lawsuit against the Company and estimated legal fees in the amount of $2.6 million, and decreased expenses for legal, salaries and employee-related costs. We currently anticipate that our general and administrative expenses will decrease in fiscal 2003 compared to fiscal 2002 as we align our expense structure with anticipated revenue levels.

        Amortization of intangible assets.    We recorded amortization expense of $1.0 million in fiscal 2002 related to the acquisitions of Wired, Inc. and certain assets of Integrated Computing Engines, Inc. In fiscal 2001, we recorded expense for the amortization and write-off of intangible assets of $2.9 million related to the acquisitions of Wired, Inc., 21st Century Media, J2 Digital Media and certain assets of Integrated Computing Engines, Inc. As of November 30, 2002, intangible assets related to these acquisitions are fully amoritzed and we will not incur any additional amortization expense from these acquisitions in the future.

        Accelerated depreciation and amortization of fixed assets.    We recorded a charge of $849,000 in fiscal 2002 related primarily to leasehold improvements at our previous facility in Marlborough, Massachusetts. During the second quarter of fiscal 2002 we completed our relocation from this facility to a new facility, also located in Marlborough, Massachusetts, better suited to meet our needs. As a result of this decision and the signing of a lease for the new facility we amortized the remaining book value as of the beginning of fiscal 2002 of all leasehold improvements, furniture and fixtures over the remaining months in fiscal 2002 (four) that we occupied our previous facility.

        Settlement of litigation.    We agreed to settle litigation brought against us by the former shareholders of Wired, Inc., a company we acquired in December 1999. As part of the settlement, we assigned all rights to the Wired product line, intellectual property relating to Wired products and on-hand inventory related to the Wired product line to the former shareholders. Wired agreed that no further action will be taken related to the lawsuit previously filed against us as noted in Note 7 to the Consolidated Financial Statements. Wired granted us an irrevocable license to use the source code, technology, know how and intellectual property; provided, however, the license does not include the right to sell Wired products or any equivalent products incorporating the source code, technology, know how and intellectual property. In addition, we agreed to provide limited manufacturing and marketing support to the former shareholders. In exchange for all these items, we will receive a royalty of 5% of adjusted gross sales of the assigned products, not to exceed $1.2 million, plus the cost of the inventory assigned. This agreement resulted in a write-off of the remaining goodwill created through the acquisition of Wired. There was no similar expense recorded in fiscal 2001. Litigation settlement of $724,000 included in the Consolidated Statements of Operations for the fiscal year 2002 represents the cost of inventory transferred, the net book value of remaining intangible assets associated with the acquisition, legal fees associated with the settlement, less a reimbursement related to the litigation from the Company's insurance carrier.

        Restructuring.    In fiscal 2002, the Company implemented a restructuring plan to better align its operating costs with its anticipated future revenue stream. The net restructuring charge of $191,000 related to the elimination of approximately 43 employees across the following functions: operations (7), technical support (6), research and development (19), selling and marketing (6), and general and administrative (5) offset by savings resulting from the termination of a lease associated with Streamriver of $49,000 and other costs associated with the fourth quarter of fiscal 2001 restructuring charge which were less than anticipated by $58,000. At November 30, 2002, approximately $14,000 of the accrued restructuring charge remained. The total cash impact of the restructuring was approximately $191,000 all of which will be paid by the end of the first quarter of fiscal 2003.

        We recorded $1.5 million of restructuring expense in fiscal 2001 to reduce operating expenses in the organization. The major component of the restructuring charge relates to the termination of employment of personnel. At November 30, 2001, approximately $527,000 of the accrued restructuring charge remained to be paid, composed of severance-related costs associated with the termination of employment of personnel and rent expense, net of sublease income, associated with Streamriver of approximately $230,000. The total cash impact of the restructuring amounted to approximately $1.2 million, of which approximately $673,000 was paid in 2001 and the remaining amount paid in fiscal 2002.

        Interest income, net.    Interest income, net, decreased 29.4% to $204,000 in fiscal 2002 from $289,000 in fiscal 2001. The decrease in interest income, net, resulted from lower cash and cash equivalents due primarily to the net loss incurred in fiscal 2002. We currently anticipate that interest income will decline in fiscal 2003 versus 2002 due to lower cash levels.

        Other income (expense), net.    Other income, net was $591,000 for fiscal 2002 compared to other expense, net of $866,000 for fiscal 2001. In fiscal 2002, other income, net primarily consisted of foreign exchange gains on intercompany transactions with our foreign subsidiaries. During the fourth quarter of fiscal 2001, we wrote off our investment of $1.0 million in Beatnik, an early stage company that develops audio software solutions for mobile devices, after management made a determination that this asset was no longer realizable. This determination was made due to a weakening market as well as weakened prospects for a liquidity event. This expense was partially offset by foreign exchange gains on intercompany transactions with our foreign subsidiaries.

        Tax benefit.    We recorded a tax benefit in fiscal 2002 of $261,000 versus a tax benefit of $4.7 million for fiscal 2001. In fiscal 2001, the tax benefit was offset by a net tax provision of $4.7 million on the gain from the sale of our streaming media software product line and the operating results of the discontinued operations.

        Net loss.    As a result of the above factors, we recorded a net loss from continuing operations in fiscal 2002 in the amount of $13.7 million, or $1.07 per share, compared to a net loss of $16.1 million, or $1.31 per share, in fiscal 2001. We recorded income from discontinued operations, net of taxes, of $184,000, or $0.01 per share, in fiscal 2002 versus income from discontinued operations, net of taxes of $4.7 million, or $0.38 per share, in fiscal 2001. Income from discontinued operations for fiscal 2002 resulted from the reduction of estimated accruals and the settlement of certain obligations related to the Company's streaming media software product line in amounts different from original estimates. Income from discontinued operations of $4.7 million in fiscal 2001 consisted of our streaming media software product line and the income related to a gain on its sale of $8.2 million, offset by a loss from discontinued operations of $3.5 million. In fiscal 2002, we recorded a net loss of $13.5 million, or $1.05 per share, compared to a net loss of $11.5 million, or $0.93 per share, for fiscal 2001.

Comparison of fiscal 2001 to fiscal 2000

        Net sales.    We derive our sales from the licensing of our software for advanced media systems for content design, from the sale of our advanced media systems for content design, and from services in the form of annual contracts supporting our software and systems. In the case of software and systems, we recognize revenue upon shipment or distribution over the Internet to a customer provided there exists persuasive evidence of an arrangement, the license fee is fixed or determinable, a determination has been made by management that the collection is probable and the Company has no remaining obligations. In the case of services that support our software and systems products, called Platinum Services, we recognize revenue ratably over the life of the service contract.

        Our total net sales from continuing operations for fiscal 2001 decreased 34.2% to $31.0 million from $47.1 million for fiscal 2000. Net sales from products for fiscal 2001 decreased 40.3% to $22.3 million from $37.3 million for fiscal 2000. The decrease in net sales from products is due to a number of factors including lower unit sales of both the Macintosh and Windows operating platforms and lower average selling prices for our advanced media systems for content design (decrease of $12.0 million) and lower sales of our MPEG-based products (decrease of $1.6 million). We attribute the decrease in sales of our advanced media systems for content design to increased competition and lower demand. Net sales from services for fiscal 2001 decreased 11.2% to $8.8 million from $9.9 million for fiscal 2000. The decrease in net sales from services is the result of lower sales of service contracts due to lower unit sales of our advanced media systems for content design and the elimination of encoding and hosting services. Net sales from customers outside of North America accounted for approximately 34.5% and 37.1% of net sales in fiscal 2001 and fiscal 2000.

        Cost of sales.    Cost of sales for products consists of the cost of manufacturing PCI hardware boards for our advanced media systems for content design and royalties paid to third parties for their software that has been integrated into our systems. Cost of sales also includes the cost of manuals and other product documentation, and related labor.

        Cost of sales for our service offerings consists of salaries and related expenses for service personnel delivering the service to the customer and warranty costs. Total cost of sales decreased 25.8% to $16.3 million in fiscal 2001 from $22.0 million in fiscal 2000. The decrease in cost of sales is directly related to the lower unit sales of our advanced media systems for content design.

        Gross profit.    Our gross profit from continuing operations decreased 41.5% to $14.7 million in fiscal 2001 from $25.2 million in fiscal 2000. Overall gross profit as a percentage of net sales decreased to 47.4% in fiscal 2001 from 53.4% in fiscal 2000. Gross profit as a percentage of net sales of products decreased to 35.2% in fiscal 2001 from 45.7% in fiscal 2000, while gross profit as a percentage of net sales of services decreased to 78.4% in fiscal 2001 from 82.5% in fiscal 2000. The decrease in gross profit for products in fiscal 2001 over fiscal 2000 was the result of the reduction in average selling prices of our advanced media systems for content design as well as a decrease in overall unit sales. The decrease in gross profit for services in fiscal 2001 over fiscal 2000 was the result of encoding and hosting services, which carry a lower gross profit than our Platinum Services. The Company no longer provides encoding and hosting services.

        Research and development.    Research and development expenses include costs incurred to develop and improve our existing intellectual property and develop new intellectual property and are charged to expense as incurred. To date, development costs for our systems have been charged to expense as incurred because the costs incurred from the attainment of technological feasibility to general product release have not been significant. Our research and development costs may fluctuate from quarter to quarter due to the nature of the products under development. Some of our systems have PCI hardware included in the product and the costs associated with designing and developing this type of hardware can be expensive. In addition, our software developers require this hardware in order to integrate the software code they develop with the hardware to create a fully integrated advanced media system for content design.

        Research and development expenses decreased 4.5% to $10.5 million in fiscal 2001 from $11.0 million in fiscal 2000. The majority of the decrease in research and development expenses represented lower development costs associated with our existing advanced media systems for content design, Media 100 i and iFinish.

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

        Selling and marketing expenses decreased 13.7% to $11.5 million in fiscal 2001 from $13.4 million in fiscal 2000. As a result of lower sales of our advanced media systems for content design, we reduced our expenses for salaries, employee-related costs, tradeshows, outside services, sales literature and direct mail. The decrease in selling and marketing expenses resulted primarily from lower sales of our advanced media systems for content design as discussed above.

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

        Restructuring charge.    In fiscal 2001, we implemented a restructuring plan to better align our organization with our corporate strategy and to reflect the consolidation of several companies we acquired in the past two years. We recorded $1.5 million of restructuring expense in fiscal 2001 to reduce operating expenses in the organization. The major component of the restructuring charge relates to the termination of employment of personnel. At November 30, 2001, approximately $527,000 of the accrued restructuring charge remained to be paid, composed of severance-related costs associated with the termination of employment of personnel and rent expense, net of sublease income, associated with Streamriver of approximately $230,000. The total cash impact of the restructuring amounted to approximately $1.2 million, of which approximately $673,000 was paid in 2001. In fiscal 2000, we implemented a restructuring plan to reduce operating expenses and incurred a restructuring expense of $236,000. The major component of this restructuring charge related to the termination of employment of personnel in the selling and marketing and general and administrative functions. At November 30, 2001, there was no remaining obligation under the fiscal 2000 restructuring plan.

        Interest income, net.    Interest income, net, decreased 69.6% to $289,000 in fiscal 2001 from $951,000 in fiscal 2000. The decrease in interest income, net, resulted from lower cash and cash equivalents due primarily to the net loss incurred in fiscal 2001, the use of cash for the acquisitions of Terran, Wired, 21st Century Media, J2 Digital Media, substantially all of the assets of Integrated Computing Engines, Inc., the merger with Digital Origin and lower interest rates available on the financial instruments we have chosen for investment.

        Other expense, net.    Other expense, net increased 29.6% to $866,000 for fiscal 2001 compared to $668,000 for fiscal 2000. During the fourth quarter of fiscal 2001, we wrote off our investment of $1.0 million in Beatnik, an early stage company that was developing audio software solutions for mobile devices, after management made a determination that this asset was no longer realizable. This determination was made due to a weakening market as well as weakened prospects for a liquidity event. The remaining expense for fiscal 2001 and 2000 was primarily due to foreign currency transaction losses of $69,000 and $649,000, respectively, related to our four European subsidiaries. The increase in 2001 over 2000 was primarily related to exchange fluctuations.

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

        Net loss.    As a result of the above factors, we recorded a net loss from continuing operations in fiscal 2001 in the amount of $16.1 million, or $1.31 per share, compared to a net loss of $5.5 million, or $0.46 per share, in fiscal 2000. We recorded income from discontinued operations, net of taxes of $4.7 million, or $0.38 per share, consisting of a gain on the sale of the streaming media software product line of $8.2 million, offset by a loss from discontinued operations of $3.5 million. In 2000, the net loss from discontinued operations was $4.8 million, or $0.40 per share. In fiscal 2001, we recorded a net loss of $11.5 million, or $0.93 per share, compared to a net loss of $10.4 million, or $0.87 per share, for fiscal 2000.

Liquidity and Capital Resources

        We have funded our operations to date primarily from public offerings of equity securities and cash flows from operations, as well as the sale of our streaming media software product line to Autodesk. As of November 30, 2002, our principal sources of liquidity included cash, cash equivalents and marketable securities totaling approximately $4.7 million. This was a decrease of approximately $12.9 million of cash, cash equivalents and marketable securities since the end of our previous fiscal year, which ended November 30, 2001. Approximately $2.8 million of the $12.9 was placed in an escrow account while the McRoberts litigation is under appeal. This amount is classified as restricted cash at November 30, 2002. In addition, the Company has restricted cash of approximately $388,000 relating to several letters of credit.

        During fiscal 2002, cash used in operating activities from continuing operations was approximately $12.4 million compared to cash used in operating activities from continuing operations of approximately $7.7 million for fiscal 2001. Cash provided by discontinued operations for fiscal 2002 totaled $184,000 versus $8.3 million for fiscal 2001. Cash used in continuing operations during fiscal 2002 included a loss of $13.7 million from continuing operations including depreciation and amortization of $3.2 million, amortization and write-off of intangible assets of $1.0 million and a settlement of litigation of $724,000. Cash used in continuing operations was affected by changes in assets and liabilities including an increase in restricted cash of $3.2 million relating to the McRoberts litigation and several letters of credit, a decrease in accrued expenses of $2.5 million, an increase in inventories of $1.2 million relating primarily to a buildup of inventory for 844/X and an increase in inventory for our digital video systems and a decrease in accounts payable of $195,000. Cash provided by continuing operations included a decrease in accounts receivable of $2.5 million including $2.0 million that was previously due from escrow, an increase in deferred revenue of $692,000 due to the deferral of 844/X sales in the fourth quarter of fiscal 2002 and a decrease of $190,000 for prepaid expenses and other current assets. The Company ended fiscal 2002 with days sales outstanding (DSO) of 84 due to 844/X deferred revenue, which is included in accounts receivable but excluded from net sales. At the end of fiscal 2001, DSOs were 46 as there was no 844/X deferred revenue in this period. Net cash provided by discontinued operations was $184,000 in fiscal 2002 versus $8.3 million in fiscal 2001 due to the sale of our streaming media software in October 2001. Net cash used in investing activities for continuing operations was approximately $1.1 million for fiscal 2002 compared to cash provided by investing activities of approximately $5.8 million for fiscal 2001. Cash used in investing activities for continuing operations during fiscal 2002 was primarily for purchases of capital equipment of $1.1 million and purchases of intangible assets of $94,000, partially offset by net proceeds from sales of marketable securities of $115,000. Cash provided by financing activities from continuing operations during fiscal 2002 was approximately $640,000 compared to cash used in financing activities from continuing operations of $1.1 million for fiscal 2001. In fiscal 2002, cash provided by financing activities from continuing operations came from proceeds from the issuance of common stock pursuant to stock plans of $640,000.

        At November 30, 2002, our contractual cash obligations were as follows:

	Total	Less than 1 year	1–3 years
Lease commitments	$1,555,000	$680,000	$875,000
Inventory commitments	$446,000	$446,000	$—

        In addition to the above contractual obligations, the Company has other contractual obligations. The Company has entered into indemnification agreements with the non-employee members of the Board of Directors. Additionally, the Company has from time to time entered into employment and executive retention agreements with certain employees and executive officers which, among other things, include certain severance and change of control provisions. Under the terms of the Company's standard product license and sale contracts, the Company indemnifies its customers for the potential liability associated with the infringement of other parties' technology based upon the Company's products. There is a possibility that the Company may be liable to one of its customers in the event that there is infringement occurring. The Company is not aware of any infringement related to the Company's technology, and therefore has not accrued any amounts for the replacement or refund of any software products sold through November 30, 2002.

        We have already taken a series of actions to reduce the negative cash flow we experienced in the past fiscal year including the termination of employees, reductions in the salaries paid to executives and certain other employees, relocation of our facility to lower cost office space and a reduction in the marketing expenses for existing products. However, these expense reductions will not be enough to return us to profitability without revenue growth. Our current operating plan and cash flow projections assume a certain level of revenue growth and operating expenses. If we fail to achieve our revenue plan then we will realign our operating expenses consistent with the revised revenue expectations at that time in order to conserve cash. Our current cash flow projections also assume we will not require substantial cash for capital purchases or to fund substantial increases in inventory, accounts receivable or other assets and the projections assume we will be able to continue to collect our accounts receivables and will not incur substantial bad debts as a result of the failure of our customers to pay us.

        We may need to raise additional capital within the next twelve months through the sale of debt or equity securities to fund future operations, develop new and enhance existing products and services, or acquire complementary products, businesses or technologies. At this time, we are in the process of seeking additional capital. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders may be reduced, our stockholders may experience additional dilution, and such securities may have rights, preferences or privileges senior to those of our existing stockholders (see Cautionary Statements for additional details). Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms our ability to fund existing operations and expansion, take advantage of unanticipated opportunities or develop or enhance our products or services would be significantly limited and we may need to revise our operating plan to reduce operating expenses further. At this time, we believe that we will be able to operate our business as a going concern for at least the next twelve months based upon the amount of our existing available capital, our current operating plan and our commitment to reduce operating expenses further if we do not achieve the revenues anticipated in our current operating plan.

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

        History of Losses and Negative Cash Flows, Expect to Incur Losses in the Future and May Not Achieve or Maintain Profitability.    We have incurred substantial operating losses during the current year and in four of the past five fiscal years, have experienced negative cash flow from ongoing operations during fiscal 2002, and we expect to incur operating losses and negative cash flows for at least the first half of fiscal 2003. We incurred a loss from continuing operations of approximately $13.7 million for the year ended November 30, 2002 and as of November 30, 2002, we had an accumulated deficit of approximately $214.3 million.

        Over the past four years we have significantly increased our research and development expenses as a percentage of total sales and we plan to continue to invest in new technology, and as a result, we will incur operating losses in future periods. We will need to generate increases in our current sales levels to achieve and maintain profitability and we may not be able to do so. Our current operating plan and cash flow projections assume a certain level of revenue growth and operating expenses. If we fail to achieve our revenue plan then we will realign our operating expenses consistent with the revised revenue expectations at that time in order to conserve cash. If our sales grow more slowly than we anticipate or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenue, our business will be significantly and adversely affected. Although we implemented a restructuring program in July 2002 to better align our operations and cost structure with current and anticipated market conditions, this program will not be sufficient for us to achieve profitability in any future period without revenue growth. Even if we achieve profitability in the future on a quarterly or annual basis, we may not be able to sustain or increase profitability. Our failure to achieve profitability, achieve the level of profitability, or sustain the level of profitability expected by investors and securities analysts may adversely affect the market price of our common stock.

        In addition, we expect that we will continue to experience negative operating cash flows for at least the first half of fiscal 2003. Depending on future cash flow, we may need to raise additional capital in the future to meet our cash requirements and we may not be able to find additional financing, if required, on favorable terms or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund existing operations and expansion, take advantage of unanticipated opportunities or develop or enhance our products or services would be significantly limited and we may need to revise our operating plan to reduce operating expenses further.

        If We Are Unable to Obtain Additional Capital as Needed in the Future, Our Business May be Adversely Affected and the Market Price for Our Common Stock Could Decline Significantly.    We have been unable to

fund our operations using cash generated from our business operations and have financed our operations principally through the sale of securities and from existing cash on our balance sheet. We may need to raise additional debt or equity capital to fund our existing operations, expand operations, maintain and enhance existing products and services or acquire or invest in complementary products, services, businesses or technologies. At this time, we are in the process of seeking additional capital. If we raise additional funds through further issuance of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity or debt securities we issue may have rights, preferences, or privileges superior to those of holders of our common stock. If we do raise capital through the issuance of equity or convertible debt the amount of dilution will depend upon several factors including, but not necessarily limited to, the amount of capital raised, the security or securities issued, the terms of the security and the market price of the company's common stock. Additionally, the terms of the equity or debt securities we may issue to the investor(s) may have rights, preferences or privileges superior to those of holders of our common stock including, but not limited to, liquidation preferences, anti-dilution provisions, dividends, voting rights, protective provisions, right of first refusal on certain future financing transactions and consent provisions for certain transactions. The effect of some of these new terms may be to provide what is perceived as a disproportionate return to the new investor. For example, a new investor might obtain an equity stake based on current market values, but with the right to some multiple of the investment being required to be returned to the new investor before any return is made to existing shareholders. Even after offering these terms we may not be able to obtain additional financing. If adequate funds are not available to us on terms favorable to us, our business may be adversely affected and the market price for our common stock could decline significantly. If adequate funds are not available or are not available on acceptable terms, our ability to fund existing operations and expansion, take advantage of unanticipated opportunities or develop or enhance our products or services would be significantly limited and we may need to revise our operating plan to reduce operating expenses further. At this time we believe that we will be able to continue to operate our business as a going concern for at least the next twelve months based upon the amount of our existing capital, our current operating plan and our commitment to reduce operating expenses further if we do not achieve the revenues anticipated in our current operating plan.

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

        Possibility of NASDAQ Delisting.    By letter dated October 2, 2002, we received notification from the Listing Qualifications Department of The NASDAQ Stock Market, Inc., indicating that our common stock had not maintained the required minimum bid price for continued quotation on the NASDAQ National Market and, therefore, is subject to delisting. NASD Rule 4450(a)(5) requires that, for continued quotation on the NASDAQ National Market, a company must maintain a minimum bid price of $1.00 for at least one day during any period of thirty consecutive business days. NASDAQ rules provide that a listed company is given a period of ninety calendar days to achieve compliance with the minimum bid requirement in order to maintain its listing on the NASDAQ National Market. During the ninety day period, a company would be considered to be in compliance with NASDAQ's minimum bid price requirements if its minimum bid is $1 or greater for any ten consecutive business days. On December 2, 2002, we received notification from the Listing Qualifications Department of The NASDAQ Stock Market, Inc., indicating that our common stock had regained compliance due to our stock closing at $1.00 per share or greater for at least ten consecutive days. There can be no assurance that we will be able to take actions sufficient to maintain compliance with the NASDAQ National Market continued listing criteria. As of February 24, 2003, the market price of our common stock has traded below the $1.00 per share price minimum requirement for 21 consecutive days and, therefore, we face the possibility of receiving another notification from the Listing Qualifications Department of The NASDAQ Stock Market, Inc. indicating that our common stock has not maintained the required minimum bid price for continued quotation on the NASDAQ National Market and is subject to delisting. If we are unable to maintain our listing on the NASDAQ National Market, the price and liquidity of our common stock could be adversely affected, our ability to access the capital markets would likely be more limited, and it may adversely affect our ability to generate new sales of our software product and may cause existing customers and vendors to question our viability. Additionally, our stock may be subject to "penny stock" regulations.

        Weak Worldwide Economic Conditions and Advertising Market May Result in Decreased Sales and Continued Operating Losses.    Growth in sales and a return to profitability for our company depends on the overall demand for television advertising, which is driven by economic conditions in the markets in which we compete. A substantial portion of our sales is to companies providing their services for the creation of television advertisement and demand for our customers' services is affected by general economic and business conditions. During the past two years, due to weak economic conditions, television advertisers have spent less money advertising their products and services and, as a result, demand for the services our customers provide has decreased. In this weak economic environment, we may not be able to effectively promote future growth or maintain existing sales levels or achieve the sales levels expected by investors and securities analysts in any given period, or achieve profitability and, as a result, our business and operating results could be materially and adversely affected and our stock price could decline.

        Our Lengthy and Variable Sales Cycle Makes it Difficult for Us to Predict When or if Sales Will Occur and Therefore We May Experience an Unplanned Shortfall in our Anticipated Sales Levels.    844/X has a lengthy and unpredictable sales cycle that contributes to the uncertainty of our operating results. Our prospects view the purchase of 844/X as a significant and strategic decision for their company. As a result, prospects generally evaluate 844/X and determine its impact on existing infrastructure and workflow. The purchase of 844/X may be delayed if the prospect has lengthy internal budgeting, approval or evaluation processes. We may incur significant selling and marketing expenses during a prospect's evaluation period before the customer places an order with us. Some prospects may purchase 844/X as part of multiple simultaneous purchasing decisions, which may result in unanticipated delayed in receiving an order from the customer. If sales forecasted from specific customers are delayed to future quarters, we may experience an unplanned shortfall in sales, which could significantly and adversely affect our operating results and stock price.

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

        Risks Associated With Development and Introduction of New Products.    If we are not successful in developing and introducing new products to the markets we serve our business and operating results will suffer. In April 2002, we shipped 844/X, and currently anticipate this new product will generate greater than 50% of the revenue from product sales beginning in fiscal 2003. If the adoption of 844/X is slower than we anticipate or if there are delays in releasing subsequent versions of 844/X, our current revenue expectations may be too high and our operating results may be negatively affected. In addition, new product announcements by our competitors and other new product announcements by us could have the effect of reducing customer demand for our existing products. Also, when we introduce new or enhanced products we must effectively manage the transitions from existing products to minimize disruption of orders from our customers. New product introductions require us to devote time and resources to the training of our sales channel in the features and target customers for such new products, which efforts could result in less selling efforts being made by the sales channel during such training period. Our failure to effectively manage new product announcements or introductions could contribute to significant quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline and, as a result, our operating results will suffer.

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

        Risks of Third-Party Claims of Infringement.    There has been substantial industry litigation regarding patent, trademark and other intellectual property rights involving technology companies. In the future, litigation may be necessary to enforce any patents issued to us or to enforce trade secrets, trademarks and other intellectual property rights owned by us, to defend ourselves against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. For a description of certain pending litigation instituted against us, see Item 3, Legal Proceedings of Part I, and Note 7 to the Consolidated Financial Statements included herein. Any such litigation could be costly and a diversion of management's attention, which could adversely affect our business and operating results and our financial condition. Adverse determinations in any such litigation could result in the loss of our proprietary rights, subject us to significant liabilities, and require us to seek licenses from third parties or prevent us from manufacturing or selling our products, any of which could adversely affect our business and operating results and our financial condition.

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

        Competition.    The market for our products is highly competitive and characterized by pressure to reduce prices, incorporate new features and accelerate the release of new products. A number of companies currently offer products that compete directly or indirectly with our products, including Accom, Inc., Adobe Systems Inc., Apple Computer, Inc., Avid Technology, Inc., Discreet (a division of Autodesk, Inc.), Leitch, Inc., Matrox Electronic Systems Ltd., Pinnacle Systems, Inc. and Quantel Ltd. In addition, we expect much larger vendors, such as Matsushita Electric Industrial Company Ltd., Microsoft Corporation, and Sony Corporation, to develop and introduce digital editing systems that may compete with our products. Many of these current and potential competitors have greater financial, technical and marketing resources than we have, including, without limitation, larger and more established selling and marketing capabilities, greater brand recognition and a larger installed base of customers, and well-established relationships with our existing and potential customers, complementary technology vendors and other business partners. As a result, our competitors may be able to develop products comparable to or superior to our own products, adapt more quickly than us to new technologies, evolving industry standards or customer requirements, or lower their product costs and thus be able to lower prices to levels at which we could not operate profitably, the occurrence of any of which could have a material adverse effect on our business and operating results. In this regard, we believe that we will continue to experience competitive pressure to reduce prices, particularly for our high performance systems. We have historically realized higher gross profit on the sale of these high performance systems, and such continued competitive pricing pressure could result in lower sales and gross margin, which in turn could adversely affect our business and operating results and negatively affect the price of our common stock.

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

        Dependence on Single or Limited Source Suppliers.    We are dependent on single or limited source suppliers for several key components used in its products that have no ready substitutes, including various audio and video signal processing integrated circuits manufactured in each case only by Crystal Semiconductor® Corp., Fairchild Semiconductor® Corp., Gennum® Corporation, Toshiba, Kawasaki LSI

USA® Inc., Philips® Semiconductors, Silicon Optix™, Faraday Technology, Scientific Conversion, Xilinx®, Altera®, Lattice®, Agere®, Marvel®, and IDT®. The availability of many of these components is dependent on our ability to provide suppliers with accurate forecasts of our future requirements, and certain components we use to build our products have been subject to industry-wide shortages and the continued viability of these suppliers and product line. We do not carry significant inventories of these components and have no guaranteed supply arrangements with such suppliers. There can be no assurance that our inventory levels will be adequate to meet production needs during any interruption of supply. Our inability to develop alternative supply sources, if required, or a reduction or stoppage in supply, could delay product shipments until new sources of supply become available, and any such delay could adversely affect our business and operating results in any given period and negatively affect the price of our common stock.

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

        Stock Price Volatility.    The trading price of our common stock has been highly volatile and has fluctuated significantly in the past. During the year ended November 30, 2002 our stock price fluctuated between a low of $0.35 per share and a high of $3.75 per share. We believe that the price of our common stock may continue to fluctuate significantly in the future in response to a number of events and factors relating to our company, our competitors, and the market for our products and services, many of which are beyond our control, such as, variations in our quarterly operating results; changes in financial estimates and recommendations by securities analysts; changes in market valuations of companies in our markets; announcements by us or our competitors of significant products, acquisitions, or strategic partnerships; failure to complete significant business transactions; departures of key personnel; purchases or sales of common stock or other securities by us; or news relating to trends in our markets. In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme volatility over the past twelve months. This volatility has often been unrelated to the operating performance of particular companies. These broad and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance.

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

New Accounting Standards.

        Emerging Issues Task Force (EITF) Issue No. 01-09 ("Issue"), "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," issued during November 2001, codifies previously issued EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF Issue No. 00-25 addresses various aspects of the accounting for consideration given by a vendor to a customer or a reseller of the vendor's products. Consideration includes sales incentives such as discounts, coupons, rebates, free products or services, slotting fees, coop advertising and buydowns. Pursuant to EITF 00-25, such consideration is presumed to be a reduction of revenue unless certain criteria are met. The Issue should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001 and requires retroactive restatement. The Company previously recorded coop advertising expenses and other sales incentives to resellers within selling and marketing expense in the statement of operations. The Company adopted EITF Issue No. 01-09 in the first quarter ended February 28, 2002. As a result, the Company has recorded $26,000 as a reduction to product sales for the year ended November 30, 2002. Additionally, the Company reclassified $351,000 and $261,000 as reductions of product sales that were previously classified as selling and marketing expenses for the years ended November 30, 2001 and 2000, respectively.

        In September 2000, the EITF issued 00-10 "Accounting for Shipping and Handling Fees and Costs," relating to the accounting for reimbursement for shipping and handling fees and related costs by customers. In accordance with EITF 00-10, reimbursements received for shipping and handling fees and costs incurred should be characterized as revenue in the statement of operations. The Company has historically accounted for reimbursement received for shipping and handling fees as a reduction of cost of sales in the statement of operations to offset the costs incurred. The Company adopted EITF 00-10 in the first quarter ended February 28, 2002. As a result, the Company has reclassified $36,000 as product sales for the year ended November 30, 2002. Additionally, the Company reclassified $118,000 and $171,000 as product sales that were previously classified as reductions to cost of sales for the years ended November 30, 2001and 2000, respectively.

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement goodwill as well as certain other intangible assets, determined to have an indefinite life, will no longer be amortized. These assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company in the first quarter of fiscal year 2003. The Company does not believe that the adoption of this standard will have a material impact on the Company's financial statements.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligation of lessees. This statement amends FASB Statement No. 19 and is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe that the adoption of this standard will have a material impact on the Company's financial statements.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 further refines the requirements of SFAS No. 121 that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. The

Company will be required to adopt SFAS 144 no later than the fiscal year beginning on December 1, 2002. The Company does not believe that the adoption of this standard will have a material impact on the Company's financial statements.

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

        On December 31, 2002, SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure was issued. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 148's amendment of the transition and annual disclosure provisions of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The Company has adopted the annual disclosure provisions of SFAS No. 123. The Company does not believe that the adoption of this standard will have a material impact on the Company's financial statements.

Item 8.    Financial Statements and Supplementary Data

        The Company's financial statements, together with the auditors' report thereon, appear on pages F-1 through F-37 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On June 24, 2002, we filed a current report on Form 8-K—Item 4, Changes to Registrant's Certifying Accountant disclosing a change in our independent accountants from Arthur Andersen LLP to Ernst & Young LLP. A letter from Arthur Andersen LLP to the Securities and Exchange Commission dated June 24, 2002 was filed under Item 7.

PART III

Item 10.    Directors and Officers of the Registrant

        The Company will furnish to the Securities and Exchange Commission not later than 120 days after the close of its fiscal year ended November 30, 2002 a definitive Proxy Statement (the "Proxy Statement") for the Annual Meeting of Stockholders to be held in April 2003. The information required by this Item is incorporated herein by reference to "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

        Information related to securities authorized for issuance under equity compensation plans as of November 30, 2002 is as follows:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,744,493	$2.39	597,956
Equity compensation plans not approved by security holders	161,095	2.38	337,031

Total	2,905,588	$2.39	934,987

        The Company has one equity compensation plan, the 2000 Stock Option Plan, for which the approval of shareholders is not required. Executive officers and members of the Board of Directors are not eligible for awards under the 2000 Stock Option Plan. No awards other than nonqualified stock options have been granted under the 2000 Stock Option Plan. A total of 500,000 shares are issuable under the plan.

Item 13.    Certain Relationships and Related Transactions

        The information required by this Item is incorporated herein by reference to "Certain Relationships and Related Transactions" in the Proxy Statement.

Item 14.    Controls and Procedures

(a)
Evaluation of disclosure controls and procedures

        As required by the new rule 13a-15 under the Securities Exchange Act of 1934, within 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial

Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the new rules, the Company currently is in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)
Changes in internal controls.

        None.

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 10-K

        The following documents are filed as part of this report:

  (a)
  (2) Financial Statement Schedules.

    Not applicable.

  (a)
  (3) List of Exhibits.

2.09	Agreement and Plan of Reorganization dated December 28, 1999 between Digital Origin, Inc. and Media 100 Inc.
2.10	Asset Purchase Agreement by and among Media 100 Inc. and Autodesk, Inc, and with respect to Section 9.5 of Article IX only Computershare Trust Company, Inc. dated August 29, 2001 (filed as exhibit 2.10 of the Company's Quarterly Report of Form 10-Q for the fiscal quarter ended August 31, 2001 and incorporated by reference herein).
3.1	Restated Certificate of Incorporation of Media 100 Inc. (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 and incorporated by reference herein).
3.2	By-laws of Media 100 Inc., as amended through June 17, 1998 (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1998 and incorporated by reference herein).

4	Specimen Certificate representing the Company's Common Stock (filed as Exhibit 4 to the Company's Registration Statement on Form S-1, File No. 2-94121 and incorporated by reference herein).
10.2*	1986 Employee Stock Purchase Plan, as amended through June 12, 2001 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001 and incorporated by reference herein).
10.3*	Key Employee Incentive Plan (1992), as amended through June 12, 2001 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001 and incorporated by reference herein).
10.4*	Media 100 Inc. 401(k) Savings Plan (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997 and incorporated by reference herein).
10.5.1	Lease dated January 31, 1997 relating to 290 Donald Lynch Boulevard, Marlborough, Massachusetts (filed as Exhibit 10.5.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 and incorporated by reference herein).
10.5.2	Lease Agreement dated as of January 31, 1997 relating to 290 Donald Lynch Boulevard, Marlborough, Massachusetts (filed as Exhibit 10.5.2 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 and incorporated by reference herein).
10.5.3	Amendment to Lease dated January 8, 2002 relating to 290 Donald Lynch Blvd, Marlborough, Massachusetts and 450 Donald Lynch Blvd, Marlborough, Massachusetts.
10.6.2	Intellectual Property Agreement dated as of December 2, 1996 with DTI (filed as Exhibit 10.6.2 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 and incorporated by reference herein).
10.10	Agreement and Plan of Merger and Reorganization, dated May 6, 1999 with Terran Interactive, Inc. (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1999 and incorporated by reference herein).
10.11	Asset Purchase Agreement, dated December 17, 1999 with Wired, Inc. (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended November 30, 1999 and incorporated by reference herein).
10.12	A *Digital Origin Inc.'s 401(k) Savings and Investment Plan. (6)
B *Amendment to Digital Origin Inc.'s 401(k) Savings and Investment Plan. (1)
C *Digital Origin Inc.'s 401(k) Savings and Investment Plan Loan Policy. (1)
10.13*	Digital Origin Inc.'s 1995 Stock Option Plan. (1)
10.14*	Form of Stock Option Agreement and Exercise Request as currently in effect under 1995 Stock Option Plan. (1)
10.16	Form of Indemnity Agreement with Directors. (5)
10.22	Asset Sale Agreement dated as of December 4, 1998 between Splash Technology Holdings, Inc. and Digital Origin Inc. (12)
10.26	Settlement agreement (filed as exhibit 10.26 of the Company's Quarterly Report of Form 10-Q for the fiscal quarter ended February 28, 2002 and incorporated by reference herein)
21	Subsidiaries of Media 100 Inc. (filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997 and incorporated by reference herein).
23	Consent of Ernst & Young LLP, Independent Auditors.
23.2	Information Regarding Consent of Arthur Andersen LLP.
24	Power of Attorney (included in the signature page of this Annual Report on Form 10-K).

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Media 100 Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2003.

MEDIA 100 INC.
By:	/s/ JOHN A. MOLINARI John A. Molinari Chief Executive Officer and President

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS that each of the undersigned officers and directors of Media 100 Inc., a Delaware corporation (the "Company"), hereby constitutes and appoints John A. Molinari and Steven D. Shea, and each of them, with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities (until revoked in writing) to sign the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2002, and any and all amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

JOHN A. MOLINARI John A. Molinari	Chief Executive Officer, President and Director (Principal Executive Officer)	February 28, 2003
/s/ STEVEN D. SHEA Steven D. Shea	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 28, 2003
/s/ MAURICE L. CASTONGUAY Maurice L. Castonguay	Director	February 28, 2003
/s/ PAUL J. SEVERINO Paul J. Severino	Director	February 28, 2003
/s/ ROGER REDMOND Roger Redmond	Director	February 28, 2003

CERTIFICATIONS

I, John A. Molinari, certify that:

1.
I have reviewed this annual report on Form 10-K of Media 100, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003

/s/ JOHN A. MOLINARI John A. Molinari Chief Executive Officer

CERTIFICATIONS

I, Steven D. Shea, certify that:

1.
I have reviewed this annual report on Form 10-K of Media 100, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003

/s/ STEVEN D. SHEA Steven D. Shea Chief Financial Officer and Treasurer (Principal Financial Officer)

REPORT OF INDEPENDENT AUDITORS

         Board of Directors and Stockholders
Media 100 Inc.:

        We have audited the accompanying consolidated balance sheet of Media 100 Inc. (a Delaware corporation) and subsidiaries as of November 30, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Media 100 Inc. and subsidiaries as of November 30, 2001 and November 30, 2000, and for the two years then ended, were audited by other auditors who have ceased operations and whose report dated January 7, 2002, expressed an unqualified opinion on those statements.

        We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Media 100 Inc. and subsidiaries at November 30, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

        As discussed above, the financial statements of Media 100 Inc. as of November 30, 2001 and 2000 and for the years then ended were audited by other auditors who have ceased operations. As described in Note 2(p), in 2002 the Company adopted the accounting required pursuant to Emerging Issues Task Force (EITF) Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" and EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". The 2001 and 2000 consolidated financial statements have been adjusted to reclassify certain amounts between product sales, cost of sales and selling and marketing expenses as required by EITF Issue No. 01-09 and EITF Issue No. 00-10. We audited the adjustments disclosed in Note 2(p) that were applied to reclassify certain amounts between product sales, cost of sales, and selling and marketing expenses in the 2001 and 2000 consolidated financial statements. Our procedures included: (i) agreeing the adjusted amounts of products sales, cost of sales and selling and marketing expenses to the Company's underlying accounting records obtained from management, and (ii) testing the mathematical accuracy of the adjusted amounts of products sales, cost of sales and selling and marketing expenses. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the consolidated financial statements as of November 30, 2001 and 2000 and for the years then ended, taken as a whole.

                      /S/ ERNST & YOUNG LLP

Boston, Massachusetts
February 25, 2003

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

Note:

        This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Media 100 Inc.'s filing on Form 10-K for the year ended November 30, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See exhibit 23.2 for further discussion.

MEDIA 100 INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	November 30,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$4,573	$17,369
Available for sale securities, at fair value	126	241
Restricted Cash (Notes 2(a) and 6)	3,184	—
Due from escrow (Note 13)	—	2,000
Accounts receivable, net of allowance for doubtful accounts of $409 in 2002 and $512 in 2001	2,435	2,907
Inventories, net	2,447	1,220
Prepaid expenses and other current assets	516	706

Total current assets	13,281	24,443
Property and equipment, net	1,870	3,843
Intangible assets, net	145	1,880

Total assets	$15,296	$30,166

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,295	$1,490
Accrued expenses	5,588	8,000
Deferred revenues	4,504	3,812

Total current liabilities	11,387	13,302

Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.01 par value,
Authorized—1,000 shares, none issued	—	—
Common stock, $0.01 par value,
Authorized—25,000 shares
12,977 and 12,575 issued and 12,947 and 12,545 outstanding at November 30, 2002 and November 30, 2001, respectively	130	126
Capital in excess of par value	218,319	217,683
Accumulated deficit	(214,319)	(200,836)
Treasury stock, 30 shares at cost	(78)	(78)
Accumulated other comprehensive loss	(143)	(31)

Total stockholders' equity	3,909	16,864

Total liabilities and stockholders' equity	$15,296	$30,166

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA 100 INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Fiscal Years Ended November 30,
	2002	2001	2000
Net sales:
Products	$13,185	$22,254	$37,255
Services	5,896	8,758	9,865

Total net sales	19,081	31,012	47,120
Cost of sales	9,763	16,299	21,961
Accelerated depreciation and amortization of fixed assets (Note 2(e))	331	—	—

Gross profit	8,987	14,713	25,159

Operating expenses:
Research and development	8,960	10,483	10,975
Selling and marketing	8,009	11,518	13,353
General and administrative	3,933	8,511	4,694
Amortization and write-off of intangible assets	1,044	2,920	1,249
Acquired in-process research and development	—	—	470
Restructuring charge	191	1,540	236
Accelerated depreciation and amortization of fixed assets (Note 2(e))	849	—	—
Settlement of litigation (Note 2(f))	724	—	—

Total operating expenses	23,710	34,972	30,977

Operating loss	(14,723)	(20,259)	(5,818)
Interest income, net	204	289	951
Other income (expense), net	591	(866)	(668)

Loss from continuing operations before tax benefit	(13,928)	(20,836)	(5,535)
Benefit from income taxes	(261)	(4,700)	—

Loss from continuing operations	(13,667)	(16,136)	(5,535)
Income (loss) from discontinued operations, net of tax provision of $123 and $4,700 in 2002 and 2001, respectively	184	4,680	(4,846)

Net loss	$(13,483)	$(11,456)	$(10,381)

Income (loss) per share (Note 2j):
Basic
Continuing operations	$(1.07)	$(1.31)	$(0.46)

Discontinued operations	$0.01	$0.38	$(0.40)

Total	$(1.05)	$(0.93)	$(0.87)

Diluted
Continuing operations	$(1.07)	$(1.31)	$(0.46)

Discontinued operations	$0.01	$0.38	$(0.40)

Total	$(1.05)	$(0.93)	$(0.87)

Weighted average common shares outstanding:
Basic	12,819	12,330	11,998

Diluted	12,819	12,330	11,998

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA 100 INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

		Common Stock $.01 Par Value
							Accumulated Other Comprehensive Income (Loss)
	Comprehensive Income (loss)			Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock
		Shares	Amount
	(in thousands)
Balance, November 30, 1999		11,477	115	210,839	(178,497)	—	(206)
Issuance of common stock under stock plans		686	7	4,661	—	—	—
Exercise of warrants for common stock		10	—	28	—	—	—
Issuance of common stock for acquisitions		92	1	1,614	—	—	—
Digital Origin Inc. share issuance for the two months ended November 30, 1999 (Note 3)		—	—	40	—	—	—
Digital Origin loss for the two months ended November 30, 1999 (Note 3)		—	—	—	(502)	—	—
Comprehensive loss:
Net loss	(10,381)	—	—	—	(10,381)	—	—
Unrealized loss on available for sale securities	167	—	—	—	—	—	167
Translation adjustment	(51)	—	—	—	—	—	(51)

Comprehensive income	$(10,265)	—	—	—	—	—	—

Balance, November 30, 2000		12,265	123	217,182	(189,380)	—	(90)
Issuance of common stock under stock plans		310	3	501	—	—	—
Purchase of treasury stock, cost		—	—	—	—	(78)	—
Comprehensive loss:
Net loss	(11,456)	—	—	—	(11,456)	—	—
Unrealized gain on available for sale securities	44	—	—	—	—	—	44
Translation adjustment	15	—	—	—	—	—	15

Comprehensive loss	$(11,397)	—	—	—	—	—	—

Balance, November 30, 2001		12,575	126	217,683	(200,836)	(78)	(31)
Issuance of common stock under stock plans		402	4	636	—	—	—
Comprehensive loss:
Net loss	(13,483)	—	—	—	(13,483)	—	—
Unrealized gain on available for sale securities	10	—	—	—	—	—	10
Translation adjustment	(122)	—	—	—	—	—	(122)

Comprehensive loss	$(13,595)	—	—	—	—	—	—

Balance, November 30, 2002		12,977	$130	$218,319	$(214,319)	$(78)	$(143)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA 100 INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended November 30,
	2002	2001	2000
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,483)	$(11,456)	$(10,381)
Net (income) loss from discontinued operations	(184)	(4,680)	4,846

Loss from continuing operations	(13,667)	(16,136)	(5,535)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	3,187	2,718	2,709
Settlement of litigation	724	—	—
Noncash interest expense	—	—	70
Acquired in-process research and development	—	—	470
Amortization and write-off of intangible assets	1,044	2,920	1,249
Loss on sale of marketable securities	—	10	58
Changes in assets and liabilities, excluding effects of acquisitions:
Restricted cash	(3,184)	—	—
Accounts receivable	2,472	3,414	(1,336)
Inventories, net	(1,227)	2,569	(1,797)
Prepaid expenses and other current assets	190	474	17
Accounts payable	(195)	(3,071)	423
Accrued expenses	(2,484)	858	(1,935)
Deferred revenue	692	(1,460)	79

Net cash used in operating activities	(12,448)	(7,704)	(5,528)

Net cash provided by (used in) discontinued operations	184	8,262	(7,115)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Wired, Inc., net of cash acquired	—	—	(1,487)
Acquisition of 21st Century Media, LLC, net of cash acquired	—	—	(481)
Acquisition of J2 Digital Media, Inc., net of cash acquired	—	—	(152)
Acquisition of certain assets of Integrated Computing Engines, Inc.	—	—	(1,797)
Net purchases of equipment	(1,081)	(790)	(1,582)
Purchases of intangible assets	(94)	(47)	(261)
Decrease (increase) in other assets	—	1,245	(771)
Net proceeds from sales of marketable securities	115	5,423	12,604

Net cash (used in) provided by investing activities	(1,060)	5,831	6,073

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	640	504	4,696
Payment on note payable	—	(1,492)	—
Purchase of treasury stock	—	(78)	—

Net cash provided by (used in) financing activities	640	(1,066)	4,696

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(112)	59	3

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,796)	5,382	(1,871)
CASH AND CASH EQUIVALENTS, beginning of period	17,369	11,987	13,858

CASH AND CASH EQUIVALENTS, end of period	$4,573	$17,369	$11,987

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Fiscal Years Ended November 30,
	2002	2001	2000
Cash received for income taxes	$(118)	$(42)	$(158)

OTHER TRANSACTIONS NOT PROVIDING (USING) CASH:
Change in value of available for sale securities	$10	$44	$167

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
In connection with the acquisition of Wired, Inc., the following noncash transaction occurred:
Fair value of assets acquired	$—	$—	$3,180
Cash paid for acquisition and acquisition costs	—	—	1,487

Note payable and liabilities assumed	$—	$—	$1,693

In connection with the acquisition of 21st Century Media, LLC, the following noncash transaction occurred:
Fair value of assets acquired	$—	$—	$1,130
Cash paid for acquisition and acquisition costs	—	—	481

Common stock issued and liabilities assumed	$—	$—	$649

In connection with the acquisition of J2 Digital Media, Inc., the following noncash transaction occurred:
Fair value of assets acquired	$—	$—	$280
Cash paid for acquisition and acquisition costs	—	—	152

Liabilities assumed	$—	$—	$128

In connection with the acquisition of certain assets of Integrated Computing Engines, Inc., the following noncash transaction occurred:
Fair value of assets acquired	$—	$—	$2,775
Cash paid for acquisition and acquisition costs	—	—	1,797

Common stock issued	$—	$—	$978

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA 100 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2002

1.    OPERATIONS

        Media 100 Inc., and subsidiaries (the Company) design and sell advanced media systems for content design. In the case of the Company's newest and most advanced development, 844/X™, we have integrated the previously separate workflows of real-time video editing and the compositing of layers of video, computer graphics, audio, and metadata. We believe this workflow integration is a technical breakthrough that over time will attract existing and new video editing users who wish to be able to design more complex content that comprises dozens, even hundreds of distinct content layers. The Company has developed new technology—integrated software and hardware, including Application-Specific Integrated Circuits ("ASICs")—to perform compositing in real time or at high speed to allow compositing operations to be performed within an editing environment and execute at high speed without host-based rendering, which is slow and impedes productivity.

        The Company's products are personal computer-based workstations configured with proprietary software and hardware that we engineer and manufacture. In some cases, particularly with 844/X, we sell our products as "turnkey" systems, meaning we configure and ship the system to an end user, or reseller, with a host personal computer, our software and hardware, and disk storage; in other cases, we deliver only our software and hardware ("unbundled"), typically to an independent value-added reseller that configures the turnkey system themselves on behalf of an end user.

        On October 5, 2001, the Company sold its streaming media software product line to Autodesk, Inc. for $16.0 million in cash of which $2.0 million was deposited into an escrow account for a period of one year in case indemnification issues arise. These escrow funds were received by the Company on October 15, 2002. The net income (loss) from these operations is included in the accompanying statements of operations under "discontinued operations" (see Note 13 of the Consolidated Financial Statements). The Company's streaming media software product line consisted of products acquired in the Terran acquisition and the merger with Digital Origin (see Note 3 of the Consolidated Financial Statements).

        The Company has incurred substantial operating losses during the current year and in four of the past five fiscal years, has experienced negative cash flow from ongoing operations during fiscal 2002, and expects to incur operating losses and negative cash flows for at least the first half of fiscal 2003. The Company incurred a loss from continuing operations of approximately $13.7 million for the year ended November 30, 2002 and as of November 30, 2002, the Company had an accumulated deficit of approximately $214.3 million.

        The Company has already taken a series of actions to reduce the negative cash flow it experienced in the past fiscal year including the termination of employees, reductions in the salaries paid to executives and certain other employees, relocation of its facility to lower cost space and a reduction in the marketing expenses for existing products. However, these expense reductions will not be enough to return the Company to profitability without revenue growth. The Company's current operating plan and cash flow projections assume a certain level of revenue growth and operating expenses. If the Company fails to achieve its revenue plan then management will realign operating expenses consistent with the revised revenue expectations at that time in order to conserve cash. The current cash flow projections also assume the Company will not require substantial cash for capital purchases or to fund substantial increases in inventory, accounts receivable or other assets and the projections assume the Company will be able to continue to collect accounts receivables and will not incur substantial bad debts as a result of the failure of customers to pay.

        The Company may need to raise additional capital within the next twelve months through the sale of debt or equity securities to fund future operations, develop new and enhance existing products and services, or acquire complementary products, businesses or technologies. At this time, the Company is in the process of seeking additional capital. However, additional capital may not be available on terms favorable to the Company, or at all.

        At this time, management believes that the Company will be able to operate as a going concern for at least the next twelve months based upon the amount of its existing available capital, its current operating plan and management's commitment to reduce operating expenses further if the Company does not achieve the revenues anticipated in its current operating plan.

2.    SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES

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

        The financial statements are prepared using discontinued operations accounting for the streaming media software product line. The Company's streaming media software product line consisted of products acquired in the Terran acquisition and the merger with Digital Origin. Under discontinued operations accounting, the Company accrued estimates of expected liabilities related to the discontinued operations through their eventual discharge, which in many cases, was expected to be several years in the future. Actual results of discontinued operations may be different as the Company may settle certain obligations in amounts different from estimates due to changes in assumptions or settlement strategies.

(a)  Cash, Cash Equivalents and Available for Sale Securities

        Cash equivalents are carried at cost, which approximates fair market value, and have original maturities of less than 90 days. Cash equivalents include money market accounts and repurchase agreements with overnight maturities.

        As part of the McRoberts litigation discussed in Note 7, the Company has placed approximately $2.8 million in an escrow account while the case is on appeal. This amount is included as restricted cash in the accompanying balance sheet at November 30, 2002. Approximately $388,000 of additional cash and cash equivalents was restricted under various letters of credit at November 30, 2002.

        On October 5, 2001, the Company sold its streaming media software product line to Autodesk, Inc. for $16.0 million in cash, of which $2.0 million was deposited into an escrow account for a period of one year in case indemnification issues arise. The amount is classified as due from escrow on the accompanying balance sheet at November 30, 2001. The escrow funds were received by the Company on October 15, 2002.

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

        Securities held at November 30, 2002 and 2001 consist of the following (in thousands):

	Maturity	2002	2001
Investments available for sale:
Equity Securities		$44	$—
Corporate Obligations	less than 1 year	82	—
Corporate Obligations	1–5 years	—	241

Total Corporate Obligations		82	241

Total marketable securities		$126	$241

        Marketable securities had a cost of $116 and $241 at November 30, 2002 and 2001, respectively, and a fair market value of $126 and $241 respectively. To adjust the carrying amount of the November 30, 2002 marketable securities portfolio to market value, unrealized gains have been reflected as a component of accumulated other comprehensive income in the statement of stockholders' equity pursuant to the provisions of SFAS No. 115.

(b)  Accumulated Other Comprehensive Income (Loss)

        The Company records items of comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income, and presents such information in the statement of stockholders' equity. The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Cumulative Translation Adjustment (Note 2(h))	Unrealized Gain (Loss) on Available for Sale Securities (Note 2(a))	Accumulated Other Comprehensive Income (Loss)
November 30, 1999	$5	$(211)	$(206)
Current period change	(51)	167	116

November 30, 2000	(46)	(44)	(90)
Current period change	15	44	59

November 30, 2001	(31)	—	(31)
Current period change	(122)	10	(112)

November 30, 2002	$(153)	$10	$(143)

(c)  Inventories, net

        Inventories, net at November 30, 2002 and 2001 are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following (in thousands):

	2002	2001
Raw materials	$846	$811
Work-in-process	403	161
Finished goods	1,198	248

	$2,447	$1,220

        Work-in-process and finished goods inventories include material, labor and manufacturing overhead. Management performs periodic reviews of inventory and disposes of items not required by their manufacturing plan. Our reserve for excess and obsolete inventory is primarily based upon forecasted demand for our products. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

(d)  Depreciation and Amortization

        The Company provides for depreciation and amortization, using the straight-line method by charges to operating expenses in amounts that allocate the cost of the property and equipment over the following estimated useful lives:

Description	Useful Lives
Machinery and equipment	2 to 5 years
Purchased software	2 to 5 years
Furniture and fixtures	3 to 7 years
Leasehold improvements	Estimated life of lease

(e)  Property and equipment, net

        Property and equipment, net at November 30, 2002 and 2001 is stated at cost, less accumulated depreciation and amortization, and consists of the following (in thousands):

	2002	2001
Machinery and equipment	$4,445	$4,169
Purchased software	1,677	1,666
Furniture and fixtures	59	908
Leasehold improvements	653	1,728

	$6,834	$8,471
Accumulated depreciation and amortization	(4,964)	(4,628)

	$1,870	$3,843

        In connection with the signing of the lease amendment for the Company's principal facility in January 2002, the Company revised the estimated useful life of leasehold improvements and certain furniture and fixtures that would not be moved to the new facility. The charge has been reflected as accelerated depreciation and amortization of fixed assets in the accompanying Consolidated Statements of Operations for the year ended November 30, 2002. Amounts classified as leasehold improvements are additions related to the Company's new principal facility.

(f)    Intangible Assets

        Intangible assets, net at November 30, 2002 and 2001 consist of the following (in thousands):

	2002	2001
Patents and trademarks	$548	$454
Developed technology	—	1,900
Goodwill	—	2,757

	$548	$5,111
Accumulated amortization	(403)	(3,231)

	$145	$1,880

        Patents and trademarks are being amortized over 3 years. The Company amortizes goodwill and developed acquired technology related to its acquisitions using a straight-line method over periods ranging from 2 to 3 years, their estimated useful lives. As of November 30, 2002, acquired technology and goodwill resulting from these acquisitions have been fully amortized.

        During the fiscal year ended November 30, 2001, the Company recorded a write-off of $880,000 related to the acquisitions of 21st Century LLC and J2 Digital Media, Inc. These two companies were combined to form Streamriver, which was launched in June 2000. During the first quarter of fiscal year 2001, the goodwill from these two acquisitions was determined to be impaired due to continued operating losses in Streamriver and the uncertainty surrounding the Company's ability to recover the goodwill through future cash flows. The Company shutdown Streamriver in the second quarter of fiscal 2001 and wrote off the remaining assets (see Note 2 (l) and Note 3 of the Consolidated Financial Statements).

        During the year ended November 30, 2002, the Company settled litigation brought against it by the former shareholders of Wired, Inc. ("Wired"), a Company acquired by the Company in December 1999 (See Note 7 Contingencies). As part of the settlement, the Company assigned all rights to the Wired product line, intellectual property relating to Wired products and on-hand inventory related to the Wired product line to the former shareholders. Wired agreed that no further action will be taken related to the lawsuit previously filed against the Company as noted in Note 7 Contingencies. Wired granted the Company an irrevocable license to use the source code, technology, know how and intellectual property; provided, however, the license does not include the right to sell Wired products or any equivalent products incorporating the source code, technology, know how and intellectual property. In addition, Wired agreed to pay the Company a royalty of 5% of adjusted gross sales of the assigned products, not to exceed $1.2 million, plus the cost of the inventory assigned. Litigation settlement of $724,000 included in the Consolidated Statements of Operations for the year ended November 30, 2002 represents the cost of inventory transferred, the net book value of remaining intangible assets associated with the acquisition, legal fees associated with the settlement, less a reimbursement related to the litigation from the Company's insurance carrier.

(g)  Long-Lived Assets

        The Company follows the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of, and Accounting Principles Board (APB) Opinion No. 17, Intangible Assets. SFAS No. 121 and APB Opinion No. 17 require that long-lived and intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Any write-downs are to be treated as permanent reductions in the carrying amount of the assets and are determined based on the fair value of the assets. During the fourth quarter of fiscal 2001, we wrote off our investment of $1.0 million in Beatnik, an early stage company that was developing audio software solutions for mobile devices, after management made a determination that this asset was no longer realizable. This determination was made due to a weakening market as well as weakened prospects for a liquidity event. The Company believes that the carrying values of its long-lived and intangible assets are realizable as of November 30, 2002.

(h)  Foreign Currency

        The financial statements of the Company's subsidiaries are translated from their functional currency into U.S. dollars using the current rate method in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, assets and liabilities of the Company's foreign subsidiaries are translated at the rates of exchange in effect at year-end. Revenues and expenses are translated using exchange rates in effect during the year. Gains and losses from foreign currency translation are credited or charged to "Translation adjustment" included as a component of accumulated other comprehensive income in the statements of stockholders' equity. In connection with the implementation of the fourth quarter restructuring plan in fiscal year 2001 (Note 2 (l)), the Company wrote off the remaining cumulative translation adjustment of $35,000 related to its subsidiary in Italy in accordance with Emerging Issues Task Force (EITF) Issue No. 01-05, Application of FASB Statement No. 52 to an Investment Being Evaluated for Impairment That Will Be Disposed Of. The Company recognized net foreign currency transaction gains (losses) of $482,000, ($69,000) and ($649,000) in 2002, 2001 and 2000, respectively. Such amounts are included in other income (expense), net in the accompanying consolidated statements of operations.

(i)    Revenue Recognition and Allowance for Doubtful Accounts

        The Company recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to Certain Transactions (SOP 98-9). Net sales are recognized following establishment of persuasive evidence of an arrangement, provided that the license fee is fixed or determinable, delivery of product has occurred via physical shipment or electronically, a determination has been made by management that collection is probable and the Company has no remaining obligations. Revenues under multiple element arrangements, which typically include products and maintenance sold together, are allocated to each element using the residual method in accordance with SOP 98-9. The Company provides for estimated returns at the time of shipment. The Company recognizes maintenance revenue from the sale of post-contract support services ratably over the life of the contract. The Company maintains allowances for estimated losses resulting from the inability of our customers to make required payments, however, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

(j)    Net Income (Loss) Per Common Share

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

F-15

        The following is a reconciliation of the shares used in the computation of basic and diluted earnings per share (in thousands):

	Fiscal Years Ended November 30,
	2002	2001	2000
Basic weighted average shares of common stock outstanding	12,819	12,330	11,998
Effect of potential common shares—stock options and warrants outstanding (unless antidilutive)	—	—	—

Diluted weighted average shares outstanding	12,819	12,330	11,998

        Options to purchase approximately 2,906,000, 3,110,000, and 3,885,000 weighted average shares of common stock have been excluded from the computation of diluted average shares outstanding at November 30, 2002, 2001 and 2000, respectively, as the effect of their inclusion would have been antidilutive.

(k)    Capitalized Software Development Costs

        The Company capitalizes certain computer software development costs. Capitalization of costs commences upon establishing technological feasibility. There were no capitalized software development costs at November 30, 2002 and 2001. These costs are amortized on a straight-line basis over two years, which approximates the economic life of the product. Amortization expense, included in cost of sales in the accompanying consolidated statements of operations, was approximately $29,000 for the year ended November 30, 2001.

(l)    Restructuring Expense

        Severance-based restructuring charges are accrued based on specific plans for cost reduction that are established by management prior to the end of a quarter. The severance accrual is tied to a plan that is generally specific by person or position that will be eliminated. Restructuring charges for estimated lease loss is recorded net of estimated sublease income associated with the facility. These accruals may be higher or lower than actual costs incurred, which would result in an adjustment to restructuring charges. At this time, we do not expect any additional adjustment to the current accrual to be material to the Company's operating results.

        In the fourth quarter of fiscal 2002, the Company recorded a credit to the restructuring charge in the amount of $107,000. The Company entered into an agreement to terminate a lease associated with Streamriver resulting in savings of approximately $49,000 in lease expense. In addition, other costs associated with the fourth quarter of fiscal 2001 restructuring charge were less than anticipated by $58,000.

        In the third quarter of fiscal 2002, the Company implemented a restructuring plan to better align its operating costs with our anticipated future revenue stream. The restructuring charge of $298,000 related to the elimination of approximately 43 employees across the following functions: operations (7), technical support (6), research and development (19), selling and marketing (6), and general and administrative (5). The total cash impact of the restructuring was approximately $298,000 all of which was paid by November 30, 2002.

        In the fourth quarter of fiscal 2001, the Company implemented a restructuring plan to better align its operating costs with its anticipated future revenue stream. The restructuring charge of $662,000 related to the elimination of approximately 11 employees across the following functions: operations (2), selling and marketing (7), general and administrative (2). The charge also includes estimated lease losses, net of sublease income, associated with Streamriver of approximately $230,000 and professional fees relating to the restructuring. At November 30, 2001, $527,000 of the accrued restructuring charge remained, of which approximately $218,000 was severance-related costs that were paid in fiscal 2002. The Company has recorded an adjustment of $49,000 to the restructuring charge during the year ended November 30, 2002 reflecting the savings resulting from the termination of the lease. The total cash impact of the restructuring was approximately $613,000. At November 30, 2002, approximately $14,000 of the restructuring charge remained and will be paid in the first fiscal quarter of 2003.

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

        In the second quarter of fiscal 2001, the Company implemented a restructuring plan to reorganize the organization and shutdown Streamriver. The restructuring charge of $568,000 related to the elimination of approximately 17 employees across the following functions: research and development (5), selling and marketing (4), and Streamriver (8) and the write-off of certain assets associated with Streamriver. The total cash impact of the restructuring was approximately $240,000, all of which was paid in 2001.

        In the fourth quarter of fiscal 2000, the Company implemented a restructuring plan to better align its organization with its corporate strategy and to reflect the consolidation of several companies acquired in the past fiscal year. The restructuring charge for continuing operations of $236,000 related to the elimination of 3 employees across the following functions: selling and marketing (2) and general and administrative (1). The balance of accrued restructuring at November 30, 2000 of $528,000 consisted of $236,000 for continuing operations and $292,000 for discontinued operations. The severance related costs included in the restructuring were $236,000 for continuing operations and $237,000 for discontinued operations. The total cash impact of the restructuring was approximately $528,000, all of which was paid by the end of the first quarter in fiscal 2001.

(m)    Financial Instruments and Concentration of Credit Risk and Significant Customers

        SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments. The Company has estimated the fair value of instruments using available market information and appropriate valuation methodologies. The carrying value of cash, cash equivalents, marketable securities, accounts receivable, and accounts payable approximate fair market value due to the short-term nature of these financial instruments. Securities available for sale are recorded at fair value. The Company maintains its cash, cash equivalents and marketable securities with established financial institutions. The Company does not believe it has accounts receivable collection risk in excess of existing reserves and no customer balance accounted for more than 10% of total accounts receivable at either November 30, 2002 or 2001. No customer accounted for more than 10% of the Company's net sales for the fiscal years 2002, 2001 or 2000.

(n)    Single or Limited Source Suppliers

        The Company currently is dependent on single or limited source suppliers for several key components used in its products that have no ready substitutes, including various audio and video signal processing integrated circuits. These components are purchased through purchase orders from time to time. The Company generally does not carry significant inventories of these single or limited source components and has no guaranteed supply arrangements for them. Although there are a limited number of manufacturers of the key components, management believes that other suppliers could provide similar components on comparable terms. An extended interruption in its source of supply, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect operating results.

(o)    Reclassifications

        Certain amounts in the prior years' financial statements have been reclassified to conform to the current year's presentation.

(p)    New Accounting Standards Adopted During the Fiscal Year Ended November 30, 2002

        Emerging Issues Task Force (EITF) Issue No. 01-09 ("Issue"), "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," issued during November 2001, codifies previously issued EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF Issue No. 01-09 addresses various aspects of the accounting for consideration given by a vendor to a customer or a reseller of the vendor's products. Consideration includes sales incentives such as discounts, coupons, rebates, free products or services, slotting fees, coop advertising and buydowns. Pursuant to EITF 01-09, such consideration is presumed to be a reduction of revenue unless certain criteria are met. The Issue should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001 and requires retroactive restatement. The Company previously recorded coop advertising expenses and other sales incentives to resellers within selling and marketing expense in the statement of operations. The Company adopted EITF Issue No. 01-09 in the first quarter ended February 28, 2002. As a result, the Company has reclassified $26,000 as a reduction to product sales for the year ended November 30, 2002. Additionally, the Company reclassified $351,000 and $261,000 as reductions of product sales that were previously classified as selling and marketing expenses for the years ended November 30, 2001 and 2000, respectively.

        In September 2000, the EITF issued 00-10 "Accounting for Shipping and Handling Fees and Costs," relating to the accounting for reimbursement for shipping and handling fees and related costs by customers. In accordance with EITF 00-10, reimbursements received for shipping and handling fees and costs incurred should be characterized as revenue in the statement of operations. The Company has historically accounted for reimbursement received for shipping and handling fees as a reduction of cost of sales in the statement of operations to offset the costs incurred. The Company adopted EITF 00-10 in the first quarter ended February 28, 2002. As a result, the Company has recorded $36,000 as product sales for the year ended November 30, 2002. Additionally, the Company reclassified $118,000 and $171,000 as product sales that were previously classified as reductions to cost of sales for the years ended November 30, 2001and 2000, respectively.

(q)    Other New Accounting Standards

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement goodwill as well as certain other intangible assets, determined to have an indefinite life, will no longer be amortized. These assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company in the first quarter of fiscal year 2003. The Company does not believe that the adoption of this standard will have a material impact on the Company's financial statements.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligation of lessees. This statement amends FASB Statement No. 19 and is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe that the adoption of this standard will have a material impact on the Company's financial statements.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 further refines the requirements of SFAS No. 121 that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. The Company will be required to adopt SFAS 144 no later than the fiscal year beginning on December 1, 2002. The Company does not believe that the adoption of this standard will have a material impact on the Company's financial statements.

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

        On December 31, 2002, SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure was issued. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 148's amendment of the transition and annual disclosure provisions of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The Company does not believe that the adoption of this standard will have a material impact on the Company's financial statements.

3.    ACQUISITIONS

Wired, Inc.

        In December 1999, the Company acquired Wired, Inc. (Wired). In connection with the acquisition, the Company paid $3,000,000 in cash for all outstanding shares of Wired common stock. The first payment in the amount of $1,454,000 was paid upon completion of the acquisition and the remaining $1,487,000 was paid in December 2000. Pursuant to an earn-out provision, the purchase price could increase depending on Wired's net sales and operating income over the next two years. Any contingent payments based on meeting the earn-out conditions would be considered additional goodwill. The Company has treated the acquisition as a purchase for accounting purposes; accordingly, the Company has recorded the results of Wired's operations since the acquisition date. The Company has not included pro forma results, as they are deemed to be immaterial.

        The aggregate price consisted of the following (in thousands):

Description	Amount
Cash	$1,454
Liabilities assumed	298
Note payable	1,395
Acquisition costs	33

Total purchase prices	$3,180

        The purchase price has been allocated to the acquired assets as follows (in thousands):

Current assets	$239
Equipment and other assets	38
Developed technology	900
In-process research and development	470
Goodwill	1,533

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

        On May 9, 2001 a lawsuit was filed against the Company by the former shareholders of Wired Inc. During the year ended November 30, 2002, the Company settled the Wired litigation. As part of the settlement, the Company assigned all rights to the Wired product line, intellectual property relating to Wired products and on-hand inventory related to the Wired product line to the former shareholders. Wired agreed that no further action will be taken related to the lawsuit previously filed against the Company. Wired granted the Company an irrevocable license to use the source code, technology, know how and intellectual property; provided, however, the license does not include the right to sell Wired products or any equivalent products incorporating the source code, technology, know how and intellectual property. In addition, Wired promised to pay the Company a royalty of 5% of adjusted gross sales of the assigned products, not to exceed $1.2 million, plus the cost of the inventory assigned. Litigation settlement of $724,000 included in the Consolidated Statements of Operations for the year ended November 30, 2002 represents the cost of inventory transferred, the net book value of remaining intangible assets associated with the acquisition, legal fees associated with the settlement, less a reimbursement related to the litigation from the Company's insurance carrier.

21st Century Media, LLC.

        In April 2000, the Company acquired 21st Century Media, LLC (21st Century). In connection with the acquisition, the Company paid $449,000 in cash and issued 30,000 shares of common stock for all outstanding shares of 21st Century common stock. Pursuant to an earn-out provision, the purchase price could increase depending on 21st Century's net sales and operating income over the next two years. Any contingent payments based on meeting the earn-out conditions would be considered additional goodwill. The Company has treated the acquisition as a purchase for accounting purposes; accordingly, the Company has recorded the results of operations of 21st Century's operations since the acquisition date. The Company has not included pro forma results, as they are deemed to be immaterial.

        The aggregate purchase price consisted of the following (in thousands):

Description	Amount
Cash	$449
Liabilities assumed	11
Common stock	638
Acquisition costs	32

Total purchase price	$1,130

        The purchase price has been allocated to the acquired assets as follows (in thousands):

Current assets	$35
Equipment and other assets	100
Goodwill	995

$1,130

        During the fiscal year ended November 30, 2001, the Company recorded a write-off of $719,000 related to the acquisition of 21st Century. This company, along with J2 Digital Media, Inc., was combined to form Streamriver, which was launched in June 2000. During the first quarter of fiscal year 2001, the goodwill from this acquisition was determined to be impaired due to continued operating losses in Streamriver and the uncertainty surrounding the Company's ability to recover the goodwill through future cash flows. The Company shutdown Streamriver in the second quarter of fiscal 2001 and wrote off the remaining assets (see Note 2 (f) and (l) of the Consolidated Financial Statements).

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

$280

        During the fiscal year ended November 30, 2001, the Company recorded a write-off of $161,000 related to the acquisition of J2 Digital Media. This company, along with 21st Century Media, was combined to form Streamriver, which was launched in June 2000. During the first quarter of fiscal year 2001, the goodwill from this acquisition was determined to be impaired due to continued operating losses in Streamriver and the uncertainty surrounding the Company's ability to recover the goodwill through future cash flows. The Company shutdown Streamriver in the second quarter of fiscal 2001 and wrote off the remaining assets (see Note 2 (f) and (l) of the Consolidated Financial Statements).

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

        As part of the transaction, the Company incurred direct, merger-related costs of approximately $2.0 million, consisting primarily of investment banking fees, legal and accounting fees. All such costs have been expensed in the quarter ended May 31, 2000, upon consummation of the Digital Origin merger. These expenses are included as part of the loss on discontinued operations for the year ended November 30, 2000.

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

        On October 5, 2001, the Company sold its streaming media software product line to Autodesk, Inc. for $16.0 million in cash. The net income (loss) from these operations is included in the accompanying statements of operations under "discontinued operations" (see Note 13 of the Consolidated Financial Statements. The Company's streaming media software product line consisted of products acquired in the Terran acquisition and the merger with Digital Origin.

4.    STOCKHOLDERS' EQUITY

(a)
Stock option plans

        In 2002, the Board of Directors of the Company adopted the 2002 Stock Option and Incentive Plan (the 2002 Plan). The number of shares of common stock reserved for issuance under the 2002 Plan is 950,000. Options granted pursuant to the 2002 Plan may, at the discretion of the Board, be incentive stock options or non-qualified stock options as defined by the Internal Revenue Code. Subject to the provisions of the 2002 Plan, options granted are at a price as specified by the Board. The Board has, to date, issued options under the 2002 Plan at not less than 100% of fair market value. The options become exercisable at a rate of 25% per year beginning one year from the date of grant unless otherwise specified by the Board. The Board will determine when the options will expire, but in no event will the option period exceed ten years. No options may be granted under the 2002 Plan on or after January 23, 2012.

        In October 2000, the Board of Directors approved a non-qualified employee stock plan for the issuance of 500,000 shares of common stock.

        In 1992, the Company adopted the 1992 Key Employee Incentive Plan (the 1992 Plan). The number of shares of common stock reserved for issuance under the 1992 Plan is 4,200,000. Options granted pursuant to the 1992 Plan may, at the discretion of the Board, be incentive stock options as defined by the Internal Revenue Code. Subject to the provisions of the 1992 Plan, options granted are at a price as specified by the Board. The Board has, to date, issued options under the 1992 Plan at not less than 100% of fair market value. The options become exercisable at a rate of 25% per year beginning one year from the date of grant unless otherwise specified by the Board and in no event will the option period exceed ten years. No options may be granted under the 1992 Plan on or after February 28, 2002.

        Information concerning stock options for each of the three years ended November 30, 2002 follows:

	Number of Options	Option Price Ranges	Weighted Average Price per Share
Outstanding at November 30, 1999	2,345,401	$1.58–203.39	$5.86
Granted	2,818,374	8.19–36.24	15.83
Exercised	(600,982)	1.58–23.26	6.57
Expired/canceled	(677,802)	1.58–203.39	12.54

Outstanding at November 30, 2000	3,884,991	$1.58–36.00	$11.81
Granted	3,130,396	0.85–20.44	1.79
Exercised	(3,300)	1.45–4.25	2.09
Expired/canceled	(3,901,595)	1.07–36.00	10.29

Outstanding at November 30, 2001	3,110,492	$0.85–26.77	$3.60
Granted	1,075,780	0.52–3.50	2.21
Exercised	(183,890)	1.07–2.25	1.56
Expired/canceled	(1,096,794)	0.88–20.44	5.82

Outstanding at November 30, 2002	2,905,588	$0.52–26.77	$2.39

Exercisable at November 30, 2002	1,209,796	$0.52–26.77	$2.79

Exercisable at November 30, 2001	1,566,841	$0.85–26.77	$4.69

Exercisable at November 30, 2000	951,458	$1.58–36.00	$7.03

Available for grant at November 30, 2002	934,987

        The weighted average fair market value of the options as of the date of grant for the periods ended November 30, 2002, 2001 and 2000 is $2.21, $1.79 and $15.83, respectively.

        The Company also issues shares of common stock to employees pursuant to the terms of the 1986 Employee Stock Purchase Plan (the Plan). The Company has reserved 1,500,000 shares of common stock for issuance under the Plan, as amended. Effective July 1, 1995, employees who have worked for the Company for at least one month are eligible to participate in the Plan. The Plan allows participants to purchase common stock of the Company at 85% of the fair market value as defined. Under the Plan, the Company issued 218,428, 306,957 and 71,727 shares in fiscal years 2002, 2001 and 2000, respectively. At November 30, 2002, there were 197,082 shares available for issuance under the Plan.

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

        The weighted average assumptions are as follows:

	Fiscal Years Ended November 30,
	2002	2001	2000
Risk-free interest rate	2.94%–4.74%	3.91%–5.17%	5.7%–6.7%
Expected dividend yield	—	—	—
Expected lives	6 years	6 years	4–6 years
Expected volatility	112.1%	118.8%	156.3%

        The table below presents pro forma net loss and loss per share had compensation cost for the Company's stock-based employee compensation plans been determined using the provisions of SFAS No. 123 (in thousands, except per share amounts).

	Fiscal Years Ended November 30,
	2002	2001	2000
Net loss:
As reported	$(13,483)	$(11,456)	$(10,381)
Pro forma	(14,903)	(6,074)	(20,528)
Net loss per share:
Basic:
As reported	$(1.05)	$(0.93)	$(0.87)
Pro forma	(1.16)	(0.49)	(1.71)
Diluted:
As reported	$(1.05)	$(0.93)	$(0.87)
Pro forma	(1.16)	(0.49)	(1.71)

        The following table summarizes information about options outstanding at November 30, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Number Outstanding	Weighted Average Exercise Price per Share
$0.52–$1.02	154,425	5.07	$0.89	30,063	$0.95
1.20–2.56	2,206,237	4.86	1.66	795,705	1.45
2.75–5.56	430,920	2.53	3.84	307,799	4.10
6.08–10.29	64,293	2.59	7.19	48,009	7.21
$16.25–$26.77	49,713	3.52	20.44	28,220	20.45

	2,905,588		$2.39	1,209,796	$2.79

(b)    Stock option replacement program

        In January 2001, the Company offered employees the opportunity to participate in an option-replacement program, pursuant to which each employee could elect to replace his or her then outstanding options with exercise prices ranging from $2.06 to $36.00 per share with new options on a one-for-one basis. The new options were granted six months and one day following the cancellation of the existing options (July 2001) and the per share exercise price of the replacement options was $1.45 which was the fair value of the Company's stock on the date of grant. The replacement options are exercisable as follows: 25% of the replacement options in July 2001 will be fully vested and immediately exercisable. After July 2001, an additional 6.25% of the replacement options will vest every three months over the next three years and all replacement options expire ten years after the new grant date. An aggregate of 2,237,973 options was cancelled in January 2001 in connection with this program. The Company issued approximately 2,189,000 options on July 20, 2001 related to this repricing. Since the exercise price was equal to the fair market value of the Company's common stock in July 2001, and the Company met the six-month waiting period specified in FASB Interpretation No. 44, the Company did not record any compensation cost in connection with this program.

5.    RETIREMENT PLAN

        In November 1985, the Company adopted an employee savings plan (the Savings Plan) in compliance with Section 401(k) of the Internal Revenue Code. Effective April 1, 1995, the Savings Plan provides for annual Company contributions of up to 15% of the first 6% of total compensation per participant. Effective January 1, 1998, these contributions vest in full after a three-year period of service. Effective January 1, 1999, the Savings Plan was amended to provide for annual contributions of up to 40% of the first 6% of total compensation, with a maximum matching contribution of $3,000 annually. The Company's contributions to the Savings Plan were $135,000, $221,000 and $231,000 in 2002, 2001 and 2000, respectively.

        As part of the merger with Digital Origin, the Company had a separate employee savings plan, in which all eligible former Digital Origin employees could defer up to 15% of their pre-tax compensation, but not more than statutory limits. Digital Origin, and subsequently the Company, was allowed to make contributions as defined in the 401(k) Plan and as approved by the Board of Directors. There were no contributions to this plan in 2002 because there are no active participants due to the sale of the Company's software product line in 2001. Contributions to the Savings Plan were $44,000 and $65,000 in 2001 and 2000, respectively. Digital Origin matched a specified portion of the employee contributions up to a maximum of $1,000 per employee per year. The Company expects to terminate this employee savings plan sometime in fiscal 2003 because there are currently no active participants remaining in the plan due to the sale of the Company's software product line to Autodesk on October 5, 2001.

        The Company does not provide postretirement benefits to any employees as defined under SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions.

6.    BANK FACILITIES

        The Company renewed an irrevocable standby letter of credit agreement for a sum not to exceed $137,945 effective April 8, 2002. This facility was entered into in connection with the lease of the Company's new office and manufacturing facility (see Note 7(a) of the Consolidated Financial Statements). The letter of credit will expire October 1, 2005.

        On April 1, 2002, the Company opened an irrevocable standby letter of credit agreement on behalf of a vendor for $250,000 with an expiration date of September 25, 2002. The Company renewed the irrevocable standby letter of credit which now expires on March 25, 2003.

7.    COMMITMENTS AND CONTINGENCIES

(a)
Commitments

        In January 2002, the Company signed an amendment to its lease allowing the Company to occupy approximately 45,534 square feet in a new facility in Marlborough, Massachusetts owned by the same landlord. Under the amendment, the Company occupied its former space through March 31, 2002. The lease for the new facility is for a term of forty (40) months with an annual base rent of approximately $444,000. Total rent expense including operating expenses pursuant to the lease agreement charged to operations related to the Company's new Marlborough facility for fiscal year 2002 was $302,000. The Company's former principal executive, engineering, manufacturing and sales operations occupied approximately 56,500 square feet in a leased facility located in Marlborough, Massachusetts. The lease for this facility terminated on March 31, 2002. Total rent expense including operating expenses pursuant to the lease agreement charged to operations with respect to the Company's former Marlborough facility for fiscal years 2002, 2001 and 2000 was $550,000, $1,049,000 and $1,034,000. Rent expense including operating expenses pursuant to all lease agreements charged to operations for fiscal years 2002, 2001 and 2000 was $1,082,000, $1,321,000 and $1,283,000, respectively.

        In addition, in connection with the signing of the lease amendment, the Company revised the estimated useful life of leasehold improvements and certain furniture and fixtures that would not be moved to the new facility. The remaining net book value of the leasehold improvements and furniture and fixtures of approximately $1,288,000 was depreciated during the first two quarters of fiscal 2002.

        As part of the acquisition of Terran in June 1999, the Company occupied additional office space located at 15951 Los Gatos Boulevard, Los Gatos, California. All of the Company's operations relating to the streaming media software product line division occupied this space. Effective October 28, 2002, the Company entered into an agreement with the landlord to terminate the remaining term of the lease for one payment in the amount of approximately $120,000. The Company had recorded a charge to discontinued operations, net of estimated sublease income, of $348,000 for this lease during the year ended November 30, 2001. The Company recorded $80,000 as income from discontinued operations during the year ended November 30, 2002 reflecting the savings resulting from the termination of the lease.

        As part of the shutdown of Streamriver during the year ended November 30, 2001, the Company recorded, as a restructuring charge, a lease loss, net of estimated sublease income, of $230,000 associated with the lease for the facility in North Hollywood, California. Effective October 1, 2002, the Company entered into an agreement with the landlord to terminate the remaining term of the lease for one payment in the amount of approximately $47,000. The Company has recorded an adjustment of $49,000 to the restructuring charge during the year ended November 30, 2002 reflecting the savings resulting from the termination of the lease.

        The Company also occupies sales and customer support facilities in or near Paris, France; Bracknell, England; and Munich, Germany.

        Future minimum lease payments, excluding operating costs, under all operating leases are as follows (in thousands):

Fiscal Years Ending November 30,	Amount
2003	$680
2004	562
2005	313

Total minimum lease payments	$1,555

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

        (iii) On January 13, 1999 and January 28, 1999, Digital Origin, a subsidiary of the Company, and one of its former directors, Charles Berger, were named as defendants in two shareholder class action lawsuits against Splash Technology Holdings, Inc. (Splash), various directors and executives of Splash and certain selling shareholders of Splash. The lawsuits were consolidated and the consolidated action was dismissed by the Federal District Court for the Northern District of California without leave to amend. Plaintiffs appealed that ruling to the Ninth Circuit Court of Appeals. In January 2003, the Ninth Circuit Court of Appeals dismissed plaintiffs' claims with prejudice.

        (iv) On October 12, 1999, a lawsuit was filed against the Company by McRoberts Software, Inc. ("MSI") in the United States District Court for the Southern District of Indiana. The complaint alleges copyright infringement, breach of contract, and trade secret misappropriation. The complaint includes requests for unspecified monetary damages and enhanced damages, interest, costs and fees. An unfavorable verdict was filed on February 25, 2002 against the Company in the amount of $2.5 million. The Company and MSI filed post-trial motions. Those motions have been ruled upon with the trial court reducing the total amount awarded by the jury but assessing prejudgment interest and attorney's fees. The Company appealed the entire judgment, which approximates $2.8 million, and a hearing before the United States Court of Appeals for the Seventh Circuit occurred on December 12, 2002. The appeal remains outstanding and the Company is awaiting the verdict. The entire amount of the award has been placed in an escrow account pending judgment from the appellate court and approximately $2.8 million is included as restricted cash in the accompanying balance sheet at November 20, 2002.

        The Company had recorded a liability in the amount of $2.6 million that included estimated legal fees associated with the litigation at November 30, 2001 and the entire amount was expensed in the three months ended November 30, 2001. During the year ended November 30, 2002, the Company recorded an additional liability and expense of $397,000 for the adjusted judgment which included prejudgment interest and attorney's fees as well as estimated legal fees associated with the appeal.

        (v) On May 9, 2001, a lawsuit was filed against the Company by the former shareholders of Wired, a company acquired by the Company in December 1999. The complaint alleged fraud, negligent misrepresentation, breach of express and implied-in-fact contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty and violation of California business and professional code section 17200. The complaint included requests for compensatory and punitive damages, injunctive relief, and fees. No specific amount or punitive damages were alleged, other than compensatory damages in an amount to be proven at trial, but not less than $25,000, the jurisdictional minimum for the court. The Company filed a demurrer challenging the legal sufficiency of the causes of action alleged. A hearing on that demurrer occurred on November 6, 2001 and the Court sustained the demurrer to one cause of action, for negligent false promise.

        During the year ended November 30, 2002, the Company settled the Wired litigation. As part of the settlement, the Company assigned all rights to the Wired product line, intellectual property relating to Wired products and on-hand inventory related to the Wired product line to the former shareholders. Wired agreed that no further action will be taken related to the lawsuit previously filed against the Company. Wired granted the Company an irrevocable license to use the source code, technology, know how and intellectual property; provided, however, the license does not include the right to sell Wired products or any equivalent products incorporating the source code, technology, know how and intellectual property. In addition, Wired promised to pay the Company a royalty of 5% of adjusted gross sales of the assigned products, not to exceed $1.2 million, plus the cost of the inventory assigned. Litigation settlement of $724,000 included in the Consolidated Statements of Operations for the fiscal year 2002 represents the cost of inventory transferred, the net book value of remaining intangible assets associated with the acquisition, legal fees associated with the settlement, less a reimbursement related to the litigation from the Company's insurance carrier.

        (vi) From time to time the Company is involved in other disputes and/or litigation encountered in its normal course of business. The Company does not believe that the ultimate impact of the resolution of such other outstanding matters will have a material effect on the Company's business, operating results or financial condition.

8.    ACCRUED EXPENSES

        Accrued expenses at November 30, 2002 and 2001 consist of the following (in thousands):

	2002	2001
Payroll and payroll-related taxes	$838	$942
Accrued warranty	525	561
Accrued restructuring	14	527
Accrued inventory	241	323
Accrued selling and marketing	205	361
Accrued legal	3,015	3,067
Accrued other	750	2,219

	$5,588	$8,000

9.    INCOME TAXES

        The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets are as follows (in thousands):

	As of November 30,
	2002	2001
Net operating loss carryforwards	$43,776	$32,625
Other temporary differences, principally nondeductible accruals	3,328	5,621
Research and development credit carryforwards	6,592	6,292
Subtotal	53,696	44,538
Valuation allowance	(53,696)	(44,538)

Net deferred tax assets	$—	$—

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

        The income (loss) from continuing operations before tax provision in the accompanying consolidated statements of operations consisted of the following (in thousands):

	Fiscal Years Ended November 30,
	2002	2001	2000
United States	$(13,822)	$(20,211)	$(7,227)
Foreign	(106)	(625)	1,692

	$(13,928)	$(20,836)	$(5,535)

        The income tax benefit related to continuing operations shown in the accompanying consolidated statements of operations consist of the following (in thousands):

	Fiscal Years Ended November 30,
	2002	2001	2000
Federal:
Current	$—	$—	$—
Deferred	(200)	(4,100)	—

	—	—

State:
Current	—	—	—
Deferred	(26)	(600)	—

Foreign	(35)	—	—

	$(261)	$(4,700)	$—

        The effective income tax rate varies from the amount computed using the statutory U.S. income tax rate as follows:

	Fiscal Years Ended November 30,
	2002	2001	2000
Tax provision (benefit) at statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes	(6.0)	(6.0)	(6.0)
Change in valuation allowance	38.1	17.4	40.0

Tax benefit	(1.9)%	(22.6)%	—%

10.    VALUATION AND QUALIFYING ACCOUNTS

        The following table sets forth activity in the Company's accounts receivable reserve account (in thousands):

	Balance at Beginning of Fiscal Year	Charges to Cost and Expense	Deductions	Balance at End of Fiscal Year
For the Fiscal Year Ended November 30, 2000	$402	$266	$334	$334

For the Fiscal Year Ended November 30, 2001	$334	$487	$309	$512

For the Fiscal Year Ended November 30, 2002	$512	$219	$322	$409

11.    SELECTED QUARTERLY INFORMATION (UNAUDITED)

	Fiscal 2002
	February 28	May 31	August 31	November 30
	(in thousands, except per share amounts)
Net sales	$4,498	$6,579	$5,368	$2,636

Gross profit	$2,012	$3,192	$2,634	$1,149

Loss from continuing operations	$(5,863)	$(3,691)	$(2,256)	$(1,857)

Income from discontinued operations	$—	$—	$—	$184

Net loss	$(5,863)	$(3,691)	$(2,256)	$(1,673)

Income (loss) per share—basic
Continuing operations	$(0.46)	$(0.29)	$(0.17)	$(0.14)

Discontinued operations	$—	$—	$—	$0.01

Total	$(0.46)	$(0.29)	$(0.17)	$(0.13)

Income (loss) per share—diluted
Continuing operations	$(0.46)	$(0.29)	$(0.17)	$(0.14)

Discontinued operations	$—	$—	$—	$0.01

Total	$(0.46)	$(0.29)	$(0.17)	$(0.13)

Shares—net income (loss) per share—basic	12,636	12,784	12,910	12,948

Shares—net income (loss) per share—diluted	12,636	12,784	12,910	12,948

	Fiscal 2001
	February 28	May 31	August 31	November 30
	(in thousands, except per share amounts)
Net sales	$9,595	$8,024	$7,551	$5,842

Gross profit	$5,287	$3,433	$3,086	$2,907

Loss from continuing operations	$(3,321)	$(5,687)	$(4,115)	$(7,713)

Income (loss) from discontinued operations	$(675)	$(1,122)	$(903)	$7,380

Net income (loss)	$(3,996)	$(6,809)	$(5,018)	$4,367

Income (loss) per share—basic
Continuing operations	$(0.27)	$(0.46)	$(0.33)	$(0.24)

Discontinued operations	$(0.05)	$(0.09)	$(0.07)	$0.60

Total	$(0.32)	$(0.55)	$(0.40)	$0.35

Income (loss) per share—diluted
Continuing operations	$(0.27)	$(0.46)	$(0.33)	$(0.24)

Discontinued operations	$(0.05)	$(0.09)	$(0.07)	$0.60

Total	$(0.32)	$(0.55)	$(0.40)	$0.35

Shares—net income (loss) per share—basic	12,333	12,359	12,415	12,330

Shares—net income (loss) per share—diluted	12,333	12,359	12,415	12,330

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

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Revenues are attributed to geographic areas based on where the customer is located. Segment information for the years November 30, 2002, 2001 and 2000, is as follows (in thousands):

	Digital Video Systems	Services	Corporate	Total
2000
Net sales	$37,255	$9,865	$—	$47,120

Gross profit	$17,017	$8,142	$—	$25,159

Depreciation and amortization	$2,599	$110	$—	$2,709

Amortization and write-off of intangible assets	$—	$—	$1,249	$1,249

Acquired in-process research and development	$—	$—	$470	$470

Restructuring charge	$—	$—	$236	$236

Interest income, net	$—	$—	$951	$951

2001
Net sales	$22,254	$8,758	$—	$31,012

Gross profit	$7,843	$6,870	$—	$14,713

Depreciation and amortization	$2,540	$178	$—	$2,718

Amortization and write-off of intangible assets	$—	$—	$2,920	$2,920

Restructuring charge	$—	$—	$1,540	$1,540

Interest income, net	$—	$—	$289	$289

2002
Net sales	$13,185	$5,896	$—	$19,081

Gross profit	$4,122	$4,865	$—	$8,987

Depreciation and amortization	$3,144	$43	$—	$3,187

Amortization and write-off of intangible assets	$—	$—	$1,044	$1,044

Restructuring charge	$—	$—	$191	$191

Settlement of litigation	$—	$—	$724	$724

Interest income, net	$—	$—	$204	$204

Amortization and write-off of intangible assets, acquired in-process research and development, restructuring charge, settlement of litigation, and interest income, net are considered corporate-level activities and are, therefore, not allocated to segments. Net sales by geographic area for the years ended November 30, 2002, 2001 and 2000 were as follows (in thousands):

	2002	2001	2000
North America	$10,123	$20,318	$29,643
United Kingdom, Sweden, Denmark and Norway	2,648	3,132	4,688
France, Spain, Benelux, Italy	1,515	2,691	3,942
Germany, Austria and Switzerland	1,105	1,118	2,040
Asia, Japan and other foreign countries	3,690	3,753	6,807

	$19,081	$31,012	$47,120

        Long-lived tangible assets by geographic area for the years ended November 30, 2002 and 2001 were as follows (in thousands):

	2002	2001
United States	$1,741	$3,651
United Kingdom	63	123
Germany	19	1
France	47	68

	$1,870	$3,843

13.  DISCONTINUED OPERATIONS

        On October 5, 2001, the Company sold its streaming media software product line to Autodesk, Inc. for $16.0 million in cash, of which $2 million was deposited into escrow for a period of one year in case indemnification issues arise. These escrow funds were received on October 15, 2002. The Company's streaming media software product line consisted of products acquired in the Terran acquisition and the merger with Digital Origin.

        The net income (loss) from these operations is included in the accompanying statements of operations under "Income (loss) from discontinued operations". Operating results of the software product line for the fiscal years ended November 30, 2002, 2001 and 2000 are as follows (in thousands):

	2002	2001	2000
Net sales of discontinued operations	$—	$11,062	$25,656

Income (loss) from operations of discontinued software product line, net of income tax benefit of $123 and $400 in 2002 and 2001, respectively	184	(3,122)	(4,846)
Gain on sale of software product line, net of income tax provision of $5,100 in 2001	—	7,802	—

Income (loss) from discontinued operations	$184	$4,680	$(4,846)

        Income from discontinued operations, net of income tax benefit, of $184 for fiscal 2002 resulted from the reduction of estimated accruals and the settlement of certain obligations related to the Company's streaming media software product line in amounts different from original estimates.

EXHIBIT INDEX

Exhibit Number	Description
2.09	Agreement and Plan of Reorganization dated December 28, 1999 between Digital Origin, Inc. and Media 100 Inc.
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
3.2
By-laws of Media 100 Inc., as amended through June 17, 1998 (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1998 and incorporated by reference herein).
4.0	Specimen Certificate representing the Company's Common Stock (filed as Exhibit 4 to the Company's Registration Statement on Form S-1, File No. 2-94121 and incorporated by reference herein).
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
10.5.1
Lease dated January 31, 1997 relating to 290 Donald Lynch Boulevard, Marlborough, Massachusetts (filed as Exhibit 10.5.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 and incorporated by reference herein).
10.5.2
Lease Agreement dated as of January 31, 1997 relating to 290 Donald Lynch Boulevard, Marlborough, Massachusetts (filed as Exhibit 10.5.2 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 and incorporated by reference herein).
10.5.3	Amendment to Lease dated January 8, 2002 relating to 290 Donald Lynch Blvd, Marlborough, Massachusetts and 450 Donald Lynch Blvd, Marlboro, Massachusetts.
10.6.2
Intellectual Property Agreement dated as of December 2, 1996 with DTI (filed as Exhibit 10.6.2 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 and incorporated by reference herein).
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
10.12	A* Digital Origin Inc.'s 401(k) Savings and Investment Plan. (6)
B* Amendment to Digital Origin Inc.'s 401(k) Savings and Investment Plan. (1)
C* Digital Origin Inc.'s 401(k) Savings and Investment Plan Loan Policy. (1)
10.13*	Digital Origin Inc.'s 1995 Stock Option Plan. (1)
10.14*	Form of Stock Option Agreement and Exercise Request as currently in effect under 1995 Stock Option Plan. (1)
10.16	Form of Indemnity Agreement with Directors. (5)
10.22	Asset Sale Agreement dated as of December 4, 1998 between Splash Technology Holdings, Inc. and Digital Origin Inc. (12)
10.26	Settlement agreement (filed as exhibit 10.26 of the Company's Quarterly Report of Form 10-Q for the fiscal quarter ended February 28, 2002 and incorporated by reference herein)
21	Subsidiaries of Media 100 Inc. (filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997 and incorporated by reference herein).
23	Consent of Ernst & Young LLP, Independent Auditors.
23.2	Information Regarding Consent of Arthur Andersen LLP.
24	Power of Attorney (included in the signature page of this Annual Report on Form 10-K).
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

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
CONSOLIDATED STATEMENTS OF OPERATIONS DATA
CONSOLIDATED BALANCE SHEET DATA
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 10-K
SIGNATURES
POWER OF ATTORNEY
CERTIFICATIONS
CERTIFICATIONS
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
MEDIA 100 INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)
MEDIA 100 INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts)
MEDIA 100 INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
MEDIA 100 INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
MEDIA 100 INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS NOVEMBER 30, 2002
EXHIBIT INDEX