Form 10-Q
period 2003-02-28
MEDIA 100 INC
filed 2003-04-14
CIK 713138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended: February 28, 2003

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

Yes    ☒       No    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	13,083,019 shares
Class	Outstanding at April 7, 2003

MEDIA 100 INC.

PART I - FINANCIAL INFORMATION

MEDIA 100 INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	February 28, 2003	November 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$3,344	$4,573
Available for sale securities, at fair value	44	126
Restricted Cash	3,191	3,184
Accounts receivable, net of allowance for doubtful accounts of $407 in 2003 and $409 in 2002	2,135	2,435
Inventories, net	1,953	2,447
Prepaid expenses and other current assets	781	516
Total current assets	11,448	13,281

Property and equipment, net	1,687	1,870
Intangible assets, net	135	145

Total assets	$13,270	$15,296

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$996	$1,295
Accrued expenses	5,766	5,588
Deferred revenue	3,910	4,504
Total current liabilities	10,672	11,387

Contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $.01 par value Authorized - 1,000 shares, none issued
Common stock, $.01 par value, Authorized - 25,000 shares 13,113 and 12,977 issued and 13,083 and 12,947 outstanding at February 28, 2003 and November 30, 2002	131	130
Capital in excess of par value	218,393	218,319
Accumulated deficit	(215,671)	(214,319)
Treasury stock, 30 shares at cost	(78)	(78)
Accumulated other comprehensive loss	(177)	(143)
Total stockholders’ equity	2,598	3,909

Total liabilities and stockholders’ equity	$13,270	$15,296

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA 100 INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	February 28, 2003	February 28, 2002
Net sales:
Products	$3,557	$2,852
Services	1,240	1,646
Total net sales	4,797	4,498

Cost of sales	2,462	2,238
Accelerated depreciation and amortization of fixed assets (Note 6)	—	248
Gross profit	2,335	2,012

Operating expenses:
Research and development	1,773	2,567
Selling and marketing	1,465	2,248
General and administrative	645	1,106
Amortization and write-off of intangible assets	—	492
Accelerated depreciation and amortization of fixed assets (Note 6)	—	634
Settlement of litigation (Note 7 and 9)	—	924
Total operating expenses	3,883	7,971
Operating loss	(1,548)	(5,959)

Interest income, net	24	78
Other income (expense), net	172	(84)
Loss from operations before benefit from income taxes	(1,352)	(5,965)
Benefit from income taxes	—	(102)
Net loss	$(1,352)	$(5,863)

Loss per share:

Basic	$(0.10)	$(0.46)
Diluted	$(0.10)	$(0.46)

Weighted average common shares outstanding:
Basic	13,039	12,636
Diluted	13,039	12,636

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA 100 INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	February 28, 2003	February 28, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,352)	$(5,863)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	363	1,455
Non-cash settlement of litigation	—	924
Amortization and write-off of intangible assets	—	492
Changes in assets and liabilities:
Restricted cash	(7)	—
Accounts receivable	300	767
Inventories	494	(708)
Prepaid expenses and other current assets	(265)	(242)
Accounts payable	(299)	(36)
Accrued expenses	178	(780)
Deferred revenue	(594)	(191)
Net cash used in operating activities	(1,182)	(4,182)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchases of equipment	(152)	(312)
Purchase of intangible assets	(18)	(10)
Net proceeds from sales of marketable securities	82	8
Net cash used in investing activities	(88)	(314)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	75	272
Net cash provided by financing activities	75	272
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(34)	30
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,229)	(4,194)
CASH AND CASH EQUIVALENTS, beginning of period	4,573	17,369
CASH AND CASH EQUIVALENTS, end of period	$3,344	$13,175

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash (received) paid for income taxes	$—	$(102)
OTHER TRANSACTIONS NOT USING CASH:
Change in value of marketable securities	$7	$—

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA 100 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, EXCEPT FOR NOVEMBER 30, 2002 AMOUNTS)

1.   Basis of Presentation

The accompanying interim unaudited consolidated financial statements include the accounts of Media 100 Inc. (“the Company”), a Delaware corporation, and its wholly owned subsidiaries.  In the opinion of management, the interim consolidated financial statements and disclosures reflect all adjustments necessary for fair presentation. Interim results are not necessarily indicative of results expected for a full year or for any other interim period.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest audited financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002, filed with the Securities and Exchange Commission.

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

Media 100 Inc., and subsidiaries (the Company) design and sell advanced media systems for content design.  In the case of the Company’s newest and most advanced development, 844/X™, we have integrated the previously separate workflows of real-time video editing and the compositing of layers of video, computer graphics, audio, and metadata.  We believe this workflow integration is a technical breakthrough that over time will attract existing and new video editing users who wish to be able to design more complex content that comprises dozens, even hundreds of distinct content layers.  The Company has developed new technology—integrated software and hardware, including Application-Specific Integrated Circuits (“ASICs”)—to perform compositing in real time or at high speed to allow compositing operations to be performed within an editing environment and execute at high speed without host-based rendering, which is slow and impedes productivity.

The Company’s products are personal computer-based workstations configured with proprietary software and hardware that we engineer and manufacture.  In some cases, particularly with 844/X, we sell our products as fully integrated systems, meaning we configure and ship the system to an end user, or reseller, with a host personal computer, our software and hardware, and optional disk storage; in other cases, we deliver only our software and hardware (“unbundled”), typically to an independent value-added reseller that configures the turnkey system themselves on behalf of an end user.

The Company has incurred an operating loss during the quarter ended February 28, 2003 and operating losses in the past five fiscal years. In addition, it has experienced negative cash flow from ongoing operations during fiscal 2003, and expects to incur operating losses and negative cash flows for at least the first half of fiscal 2003. The Company incurred a net loss of approximately $1.4 million for the quarter ended February 28, 2003 and as of February 28, 2003, the Company had an accumulated deficit of approximately $215.7 million.

The Company has already taken a series of actions to reduce the negative cash flow it experienced in the past fiscal year including the termination of employees, reductions in the salaries paid to executives and certain other employees, relocation of its facility to lower cost space and a reduction in the marketing expenses for existing products.  However, these expense reductions will not be enough to return the Company to profitability without revenue growth.  The Company’s current operating plan and cash flow projections assume a certain level of revenue growth and operating expenses. If the Company fails to achieve its revenue plan then management will realign operating expenses consistent with the revised revenue expectations at that time in order to conserve cash.  The current cash flow projections also assume the Company will not require substantial cash for capital purchases or to fund substantial increases in inventory, accounts receivable or other assets and the projections assume the Company will be able to continue to collect accounts receivables and will not incur substantial bad debts as a result of the failure of customers to pay.

The Company may need to raise additional capital within the next twelve months through the sale of debt or equity securities to fund future operations, develop new and enhance existing products and services, or acquire complementary products, businesses or technologies. At this time, the Company is in the process of seeking additional capital.  However, additional capital might not be available on terms favorable to the Company, or at all.

At this time, management believes that the Company will be able to operate as a going concern through at least the next twelve months based upon the amount of its existing available capital, its current operating plan and management’s commitment to reduce operating expenses further if the Company does not achieve the revenues anticipated in its current operating plan.

2.   Principles of Consolidation

The accompanying interim unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of significant intercompany transactions and balances.  These consolidated financial statements reflect the use of the following significant accounting policies, as described below and elsewhere in the notes to the interim unaudited consolidated financial statements.  These interim unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States.

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

As part of the McRoberts litigation discussed in Note 9, the Company has placed approximately $2.8 million in an escrow account while the case is on appeal. This amount is included as restricted cash in the accompanying balance sheet at February 28, 2003 and November 30, 2002.  Approximately $388,000 of the cash and cash equivalents was restricted under various letters of credit at February 28, 2003 and November 30, 2002.   Subsequent to February 28, 2003, one of the letters of credit was amended in amount and duration which resulted in a reduction of restricted cash and cash equivalents by $173,000.

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

Securities held as of February 28, 2003 and November 30, 2002 consists of the following (in thousands):

	Maturity	February 28, 2003	November 30, 2002
Investments available for sale:

Equity securities		$44	$44

Corporate Obligations	Less than 1 year	—	82

Total investments available for sale		$44	$126

Securities had a cost of $40 and $116, and a market value of $44 and $126 at February 28, 2003 and November 30, 2002, respectively.

5.   Inventories

Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following (in thousands):

	February 28, 2003	November 30, 2002
Raw materials	$612	$846
Work-in-process	297	403
Finished goods	1,044	1,198
	$1,953	$2,447

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

6.   Property and Equipment, net

Property and equipment, net, at February 28, 2003 and November 30, 2002 is stated at cost, less accumulated depreciation and amortization, and consists of the following (in thousands):

	February 28, 2003	November 30, 2002
Machinery and equipment	$4,568	$4,445
Purchased software	1,677	1,677
Furniture and fixtures	60	59
Leasehold improvements	681	653
	$6,986	$6,834
Less accumulated depreciation and amortization	(5,299)	(4,964)
	$1,687	$1,870

In connection with the signing of the lease amendment for the Company’s principal facility in January 2002, the Company revised the estimated useful life of leasehold improvements and certain furniture and fixtures that would not be moved to the new facility.  The charge has been reflected as accelerated depreciation and amortization of fixed assets in the accompanying Consolidated Statements of Operations for the three months ended February 28, 2002.  Amounts classified as leasehold improvements are additions related to the Company’s new principal facility.

7.   Intangible Assets

Intangible assets, net at February 28, 2003 and November 30, 2002 consist of the following (in thousands):

	February 28, 2003	November 30, 2002
Patents and Trademarks	$566	$548
Less accumulated amortization	(431)	(403)
	$135	$145

Patents and trademarks are being amortized over three years.

During the first quarter ended February 28, 2002, the Company settled litigation brought against it by the former shareholders of Wired, Inc. (“Wired”), a Company acquired by the Company in December 1999 (See Note 9 Contingencies).  As part of the settlement, the Company assigned all rights to the Wired product line, intellectual property relating to Wired products and on-hand inventory related to the Wired product line to the former shareholders.  Wired agreed that no further action will be taken related to the lawsuit previously filed against the Company as noted in Note 9 Contingencies.   Wired granted the Company an irrevocable license to use the source code, technology, know how and intellectual property; provided, however, the license does not include the right to sell Wired products or any equivalent products incorporating the source code, technology, know how and intellectual property.  In addition, Wired agreed to pay the Company a royalty of 5% of adjusted gross sales of the assigned products, not to exceed $1.2 million, plus the cost of the inventory assigned.  Litigation settlement included in the Consolidated Statements of Operations for the three months ended February 28, 2002 represents the cost of inventory transferred, the net book value of remaining intangible assets associated with the acquisition, and legal fees associated with the settlement.

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

The Company excludes potentially dilutive securities from its diluted net income (loss) per share computation when either the exercise price of the securities exceeds the fair value of the Company’s common stock or when the Company reports a net loss and the effect of including such securities would be antidilutive.   Options to purchase approximately 3,029,000 and 3,373,000 weighted average shares of common stock have been excluded from the computation of diluted average shares outstanding at February 28, 2003 and February 28, 2002, respectively, as the effect of their inclusion would have been antidilutive.

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

On August 16, 2000, the U.S. Patent and Trademark Office issued an Office Action rejecting all of the claims made by Avid in their latest request for reexamination of the patent related to the aforementioned lawsuit.  In addition, the Examiner at the U.S. Patent and Trademark Office designated the action as “final”.  Avid filed a Notice of Appeal of the Examiner’s rejections to the U.S. Patent and Trademark Office Board of Patent Appeals and Interferences.  On February 20, 2003, oral argument regarding the reexamination of Avid’s U.S. Patent No. 5,045,940 occurred and on March 21, 2003 a decision was rendered rejecting all of Avid’s claims and sustaining the Examiner’s rejection of all claims made on appeal.   The litigation remains dismissed pending the outcome of the consolidated reissue/reexamination proceedings, and there can be no assurance that the Company will prevail in the appeal by Avid or that the expense or other effects of the appeal, whether or not the Company prevails, will not have a material adverse effect on the Company’s business, operating results and financial condition.

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

The Company had recorded a liability in the amount of $2.6 million that included estimated legal fees associated with the litigation at November 30, 2001 and the entire amount was expensed in the three months ended November 30, 2001.  During the year ended November 30, 2002, the Company recorded an additional liability and expense of $397,000 for the adjusted judgment which included prejudgment interest and attorney’s fees as well as estimated legal fees associated with the appeal.

During the year ended November 30, 2002, the Company settled litigation with the former shareholders of Wired, which was acquired by the Company in fiscal 2000.  As part of the settlement, the Company assigned all rights to the Wired product line, intellectual property relating to Wired products and on-hand inventory related to the Wired product line to the former shareholders.   In return, Wired granted the Company an irrevocable license to use the source code, technology, know how and intellectual property.  In addition, Wired promised to pay the Company a royalty of 5% of adjusted gross sales of the assigned products, not to exceed $1.2 million, plus the cost of the inventory assigned.  Litigation settlement included in the Consolidated Statements of Operations for the three months ended February 28, 2002 represents the cost of inventory transferred, the net book value of remaining intangible assets associated with the acquisition, and legal fees associated with the settlement.

From time to time the Company is involved in other disputes and/or litigation encountered in its normal course of business.  The Company does not believe that the ultimate impact of the resolution of such other outstanding matters will have a material effect on the Company’s business, operating results or financial condition.

Under the terms of the Company’s standard product license and sale contracts, the Company indemnifies its customers for the potential liability associated with the infringement of other parties’ technology based upon the Company’s products.  There is a possibility that the Company may be liable to one of its customers in the event that there is infringement occurring.  The Company is not aware of any infringement related to the Company’s technology, and therefore has not accrued any amounts for the replacement or refund of any software products sold through February 28, 2003.

10.   Income Taxes

The Company recorded an income tax benefit of $102,000 during the three months ended February 28, 2002 as the Company received a refund from the U.S. Government related to a prior period payment.

11.   Accrued Expenses

Accrued expenses at February 28, 2003 and November 30, 2002 consist of the following (in thousands):

	February 28, 2003	November 30, 2002
Payroll, payroll taxes and other taxes	$886	$838
Accrued warranty	525	525
Accrued restructuring	—	14
Accrued inventory	288	241
Accrued legal	3,039	3,015
Accrued selling and marketing	222	205
Accrued other	806	750
	$5,766	$5,588

12.   Comprehensive loss

The Company records items of comprehensive income or loss in accordance with SFAS No.130, Reporting Comprehensive Income, and presents such information in the statement of stockholders’ equity.  The components of accumulated other comprehensive loss are as follows (in thousands):

	Three months ended
	February 28, 2003	February 28, 2002
Net loss	$(1,352)	$(5,863)
Cumulative translation adjustment	(27)	30
Unrealized holding gain (loss) on Available-for-sale securities	(7)	—
Total comprehensive loss	$(1,386)	$(5,833)

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  Revenues are attributed to geographic areas based on where the customer is located.  Segment information for the quarters ended February 28, 2003 and February 28, 2002 is as follows:

	Digital Video Systems	Services	Corporate	Total
February 28, 2003
Net sales from external customers	$3,557	$1,240	$—	$4,797

Gross profit	1,318	1,017	—	2,335

Depreciation and amortization	354	9	—	363

Interest income, net	—	—	24	24

Net sales from external customers	$2,852	$1,646	$—	$4,498

Gross profit	669	1,343	—	2,012

Depreciation and amortization	1,440	15	—	1,455

Interest income, net	$—	—	78	78

Interest income is considered a corporate level activity and is, therefore, not allocated to segments.  Management believes transfers between geographic areas are accounted for on an arms length basis.

Net sales by geographic area for the quarters ended February 28, 2003 and 2002 were as follows (in thousands):

	February 28, 2003	February 28, 2002
North America	$2,618	$2,779
United Kingdom, Sweden, Denmark and Norway	791	473
France, Spain and Benelux	476	237
Germany, Austria and Switzerland	279	188
Asia, Japan and other foreign countries	633	821

	$4,797	$4,498

Long-lived tangible assets by geographic area for the quarters ended February 28, 2003 and November 30, 2002 consist of the following (in thousands):

	February 28, 2003	November 30, 2002

United States	$1,581	$1,741
United Kingdom	51	63
Germany	19	19
France	36	47

	$1,687	$1,870

14.   New Accounting Standards

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”.  This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired.  Under this statement goodwill as well as certain other intangible assets, determined to have an indefinite life, will no longer be amortized.  These assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company in the first quarter of fiscal year 2003.  The adoption of this standard did not have a material impact on the Company’s financial statements.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”.  This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This statement applies to all entities.  It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligation of lessees.  This statement amends FASB Statement No. 19 and is effective for financial statements issued for fiscal years beginning after June 15, 2002.  The adoption of this standard did not have a material impact on the Company’s financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 further refines the requirements of SFAS No. 121 that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset.  In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale.  This statement is effective for the Company in the first quarter of fiscal year 2003. The adoption of this standard did not have a material impact on the Company’s financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities."  SFAS No. 146 addresses the accounting for costs associated with restructuring activities and other disposal activities.  This statement supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity.  This statement will be effective for disposal activities initiated after December 31, 2002, and the Company will adopt this statement for any costs relating to restructuring or disposal activities initiated after the effective date.

On December 31, 2002, SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure" was issued.  SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.  SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method.  However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, "Accounting for Stock Issued to Employees."  SFAS No. 148’s amendment of the transition and annual disclosure provisions of SFAS No. 123 are effective for fiscal years ending after December 15, 2002.  The Company has adopted the annual disclosure provisions of SFAS No. 123.  The Company does not believe that the adoption of this standard will have a material impact on the Company’s financial statements.

In November 2002, the FASB issued Interpretation No. (FIN) 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (the Interpretation). The Interpretation will significantly change current practice in the accounting for, and disclosure of, guarantees. The Interpretation requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB SFAS No. 5, "Accounting for Contingencies." The Interpretation also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice.  The Interpretation applies to public and non-public entities, and its disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the interpretation does not have a material impact on its financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim unaudited consolidated financial statements and the related notes appearing elsewhere in this report. The discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  The preparation of these requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates including those related to product returns, bad debts, inventories, contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Statements” and elsewhere in this report.

We design and sell advanced media systems for content design.  In the case of our newest and most advanced development, 844/X™, we have integrated the previously separate workflows of real-time video editing and the compositing of layers of video, computer graphics, audio, and metadata.  We believe this workflow integration is a technical breakthrough that over time will attract existing and new video editing users who wish to be able to design more complex content that comprises dozens, even hundreds of distinct content layers.  Our Company has developed new technology—integrated software and hardware, including Application-Specific Integrated Circuits (“ASICs”)—to perform compositing in real time or at high speed to allow compositing operations to be performed within an editing environment and execute at high speed without host-based rendering, which is slow and impedes productivity.

Our products are personal computer-based workstations configured with proprietary software and hardware that we engineer and manufacture.  In some cases, particularly with 844/X, we sell our products as fully integrated systems, meaning we configure and ship the system to an end user, or reseller, with a host personal computer, our software and hardware, and optional disk storage; in other cases, we deliver only our software and hardware (“unbundled”), typically to an independent value-added reseller that configures the turnkey system themselves on behalf of an end user.

Critical Accounting Policies and Estimates

This management’s discussions and analysis of financial condition and results of operations discuss our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an ongoing basis, management evaluates its estimates and judgements, including those related to revenue recognition, inventories, the impairment of long lived assets, legal contingencies and discontinued operations.  Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

Legal Contingencies

We are currently involved in legal proceedings.  As discussed in Note 9 of the consolidated financial statements, as of February 28, 2003, we have provided accruals for all direct costs associated with the estimated resolution of known contingencies.  The accrual is established at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.  This litigation could take several years to complete.  Accordingly, actual legal fees and, possibly, damages awards or settlements, could differ significantly from our estimates.  It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions, or the effectiveness of our strategies, related to these proceedings.

Results of Operations

The following table shows certain consolidated statements of operations data as a percentage of net sales.

	Three months ended
	February 28, 2003	February 28, 2002
Net sales:
Products	74.2%	63.4%
Services	25.8	36.6
Total net sales	100.0	100.0
Cost of sales	51.3	49.8
Accelerated depreciation and amortization of fixed assets	—	5.5
Gross profit	48.7	44.7
Operating expenses:
Research and development	37.0	57.1
Selling and marketing	30.5	50.0
General and administrative	13.4	24.6
Amortization and write-off of intangible assets	—	10.9
Accelerated depreciation and amortization Of fixed assets	—	14.1
Settlement of litigation	—	20.5
Total operating expenses	80.9	177.2
Operating loss	(32.2)	(132.5)
Interest income, net	0.5	1.7
Other income (expense), net	3.5	(1.9)
Loss from operations before benefit from income taxes	(28.2)	(132.6)
Benefit from income taxes	—	(2.3)
Net loss	(28.2)%	(130.3)%

Comparison of First Fiscal Quarter of 2003 to First Fiscal Quarter of 2002

Net sales.  We derive our sales from the licensing and sale of our software for advanced media systems for content design, and from services in the form of annual contracts supporting our software and systems.  In the case of software and systems, we recognize revenue upon shipment or distribution over the Internet to a customer provided there exists persuasive evidence of an arrangement, the license fee is fixed or determinable, a determination has been made by management that the collection is probable and the Company has no remaining obligations.  In the case of services that support our software and systems products, called Platinum Services, we recognize revenue ratably over the life of the service contract.

Our total net sales for the first quarter of fiscal 2003 increased 6.6% to $4.8 million from $4.5 million for the first quarter of fiscal 2002.  Net sales from products for the first quarter of fiscal 2003 increased 24.7% to $3.6 million from $2.9 million for the first quarter of fiscal 2002.  The increase in net sales from products is due to sales of 844/X (increase of $1.9 million), which began shipping in the second quarter of fiscal 2002.  This increase was partially offset by a decrease in sales of our digital video editing systems (decrease of $800,000) due to increased competition resulting in lower unit sales and average selling prices and the elimination of sales of the MPEG-based products acquired in the acquisition of Wired, Inc. (“Wired”) (decrease of $400,000).  We recognized approximately $1.3 million of previously deferred 844/X revenue during the first quarter of fiscal 2003 due to the delivery of an upgrade, which we announced in the fourth quarter of fiscal 2002 and shipped in the first quarter of fiscal 2003.  Upon shipment of the upgrade we recognized all revenue previously deferred that was associated with the upgrade.  During the first quarter of fiscal 2003, we deferred approximately $900,000 of 844/X revenue shipped in the first quarter of fiscal 2003 due to the undelivered version 2.0 upgrade, which we announced in the first quarter of fiscal 2003 and expect to ship in the second quarter of fiscal 2003.  Upon shipment of the upgrade we expect to recognize previously deferred revenue that is associated with the upgrade.  We anticipate the trend of lower year-over-year sales of our digital video systems to continue in fiscal 2003, offset by sales from 844/X.  Net sales from services for the first quarter of fiscal 2003 decreased 24.7% to $1.2 million from $1.6 million for the first quarter of fiscal 2002.  The decrease in net sales from services is the result of lower sales of service contracts due to lower unit sales of our digital video editing systems and lower renewal rates of these service contracts from our installed base.

Net sales from customers outside of North America accounted for approximately 45.4% and 38.2% of net sales in the first quarter of fiscal 2003 and the first quarter of fiscal 2002, respectively.  With the introduction of 844/X in April 2002, we are continuing to develop our indirect distribution channels in North America, Europe, Asia and Latin America and currently anticipate that customers outside North America will continue to account for a substantial portion of our net sales, and as a percentage of net sales, to range between 35% and 45% during the remainder of fiscal 2003.

Cost of sales.  Cost of sales for products consists of the cost of manufacturing PCI hardware boards for our advanced media systems for content design and our digital video editing systems and royalties paid to third parties for their software that has been integrated into our systems.  Cost of sales also includes the cost of manuals and other product documentation, related labor and, in the case of 844/X, may include third-party components such as disk drives, personal computers and other third-party hardware components.  Cost of sales for our service offerings consists of salaries and related expenses for service personnel delivering the service to the customer.

Total cost of sales decreased 1.0% to $2.5 million in the first quarter of fiscal 2003 from $2.5 million in the first quarter of fiscal 2002.  The slight decrease in cost of sales is related to lower unit sales of our digital video editing systems and the elimination of an expense for accelerated depreciation, offset by increased cost of sales due to higher sales of 844/X.

Gross profit.  Our gross profit increased 16.1% to $2.3 million in the first quarter of fiscal 2003 from $2.0 million in the first quarter of fiscal 2002.  Overall gross profit as a percentage of net sales increased to 48.7% in the first quarter of fiscal 2003 from 44.7% in the first quarter of fiscal 2002.  Gross profit as a percentage of net sales of products increased to 37.1% in the first quarter of fiscal 2003 from 23.5% in the first quarter of fiscal 2002, while gross profit as a percentage of net sales of services increased to 82.0% in the first of fiscal 2003 from 81.7% in the first quarter of fiscal 2002.  The increase in gross profit for products in the first quarter of fiscal 2003 over the first quarter of fiscal 2002 was the result of the elimination of an expense for accelerated depreciation of leasehold improvements and other fixed assets located in our former facility and not moved to our new facility.   During the remainder of fiscal 2003, we currently anticipate that gross margins will improve slightly from current levels.

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

Research and development expenses decreased 30.9% to $1.8 million in the first quarter of fiscal 2003 from $2.6 million in the first quarter of fiscal 2002.  The majority of the decrease in research and development expenses represented lower development costs associated with 844/X, which shipped in April 2002.  We currently anticipate our research and development expenses will decrease in absolute dollars in fiscal 2003 versus fiscal 2002 because we believe that ongoing maintenance costs and the cost of improvements to 844/X will not be as high in fiscal 2003 as the development costs to create the first version of the product.

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

Selling and marketing expenses decreased 34.8% to $1.5 million in the first quarter of fiscal 2003 from $2.2 million in the first quarter of fiscal 2002.  In the first quarter of fiscal 2002, we were preparing for the introduction of 844/X and incurred significant marketing expenses in connection with these activities.  These product launch activities and the expenses associated with them, occurred in the first and second quarters of fiscal 2002.  In the first quarter of fiscal 2003 there were no product launch activities still ongoing and the marketing expenses incurred in the period were in support of ongoing promotion and sales of 844/X, which are considerably less than the initial product launch expenses.  We currently anticipate that our selling and marketing expenses will decrease in absolute dollars in fiscal 2003 versus fiscal 2002 as we execute our strategy of leveraging the indirect channel of resellers we developed in fiscal 2002 to sell 844/X.  Also, in the first half of fiscal 2002, we incurred significant marketing expenses related to the introduction of 844/X and, while we plan to continue aggressively marketing 844/X, we believe our marketing costs in fiscal 2003 will be less than fiscal 2002.

General and administrative.  General and administrative expenses consist primarily of salaries and related benefits, travel and outside services for human resources, finance, information technology, legal, and other administrative functions.  General and administrative expenses decreased 41.7% to $645,000 in the first quarter of fiscal 2003 from $1.1 million in the first quarter of fiscal 2002.  The decrease in general and administrative expenses resulted primarily from lower expenses in the following categories: employee-related; legal fees; bad debts; occupancy; and outside services.  We currently anticipate that our general and administrative expenses will decrease in fiscal 2003 compared to fiscal 2002 as we align our expense structure with anticipated revenue levels.

Amortization of intangible assets.  We recorded amortization expense of $492,000 in the first quarter of fiscal 2002 related to the acquisitions of Wired, Inc. and certain assets of Integrated Computing Engines, Inc.   During fiscal 2002, we expensed all remaining goodwill related to these acquisitions and, therefore, there was no amortization expense in the first quarter of fiscal 2003.

Accelerated depreciation and amortization of fixed assets.  We recorded a charge of $634,000 in the first quarter of fiscal 2002 related primarily to leasehold improvements at our previous facility in Marlborough, Massachusetts.  During the second quarter of fiscal 2002 we completed our relocation from this facility to a new facility, also located in Marlborough, Massachusetts, better suited to meet our needs.  As a result of this decision and the signing of a lease for the new facility we amortized the remaining book value as of the beginning of fiscal 2002 of all leasehold improvements, furniture and fixtures over the remaining months in fiscal 2002 (four) that we occupied our previous facility and, therefore, there was no such charge in the first quarter of fiscal 2003.

Settlement of litigation. We agreed to settle litigation brought against us by the former shareholders of Wired, Inc., a company we acquired in December 1999.  As part of the settlement, we assigned all rights to the Wired product line, intellectual property relating to Wired products and on-hand inventory related to the Wired product line to the former shareholders.   Wired granted us an irrevocable license to use the source code, technology, know how and intellectual property; provided, however, the license does not include the right to sell Wired products or any equivalent products incorporating the source code, technology, know how and intellectual property.  In addition, we agreed to provide limited manufacturing and marketing support to the former shareholders.  In exchange for all these items, we will receive a royalty of 5% of adjusted gross sales of the assigned products, not to exceed $1.2 million, plus the cost of the inventory assigned. This agreement resulted in a write-off of the remaining goodwill created through the acquisition of Wired.  There was no similar expense recorded in the first quarter of fiscal 2003.  Litigation settlement of $924,000, included in the Consolidated Statements of Operations for the first quarter of fiscal year 2002, represents the cost of inventory transferred, the net book value of remaining intangible assets associated with the acquisition, legal fees associated with the settlement, less a reimbursement related to the litigation from the Company’s insurance carrier.

Interest income, net.  Interest income, net, decreased 69.2% to $24,000 in the first quarter of fiscal 2003 from $78,000 in the first quarter of fiscal 2002.  The decrease in interest income, net, resulted from lower cash and cash equivalents due primarily to the net loss incurred in fiscal 2002 and the first quarter of fiscal 2003.  We currently anticipate that interest income will decline in fiscal 2003 versus 2002 due to lower cash levels.

Other income (expense), net.  Other income, net was $172,000 for the first quarter of fiscal 2003 compared to other expense, net of $84,000 for the first quarter of fiscal 2002.  In the first quarter of fiscal 2003, other income, net primarily consisted of foreign exchange gains on intercompany transactions with our foreign subsidiaries and for the first quarter of fiscal 2002 other expense, net primarily consisted of foreign exchange losses on intercompany transactions with our foreign subsidiaries.  Gains and losses on our intercompany transactions with our foreign subsidiaries are impacted by changes in the value of the U.S. dollar relative to certain European currencies.

Tax benefit.   We recorded a benefit from income taxes of $102,000 in the first quarter of fiscal 2002 due to an income tax refund we received.  We did not record a tax provision or benefit in the first quarter of fiscal 2003.

Net loss.   As a result of the above factors, we recorded a net loss in the fist quarter of fiscal 2003 in the amount of ($1.4) million, or ($0.10) per share, compared to a net loss of ($5.9) million, or ($0.46) per share, in the first quarter of fiscal 2002.

Liquidity and Capital Resources

As of February 28, 2003, our principal sources of liquidity included cash, cash equivalents and marketable securities totaling approximately $3.4 million.  This was a decrease of approximately $1.3 million of cash, cash equivalents and marketable securities since the end of our previous fiscal year, which ended November 30, 2002.  In addition, we have approximately $2.8 million in an escrow account while the McRoberts litigation is under appeal. This amount is classified as restricted cash in the February 28, 2003 Consolidated Balance Sheets.  Additionally, the Company has restricted cash of approximately $390,000 relating to several letters of credit.

During the first quarter of fiscal 2003, cash used in operating activities was approximately $1.2 million compared to cash used in operating activities of approximately $4.2 million for the first quarter of fiscal 2002.  Cash used in operations during the first quarter of fiscal 2003 included a net loss of $1.4 million including depreciation and amortization of $363,000 and was affected by changes in assets and liabilities including decreases in deferred revenue of $594,000, accounts payable of $299,000, prepaid expenses and other current assets of $265,000 and restricted cash of $7,000.  These uses of cash were offset by decreases in inventories of $494,000 and accounts receivable of $300,000 and an increase in accrued expenses of $178,000.  The Company ended the first quarter of fiscal 2003 with days sales outstanding (DSO) of 41.  At the end of fiscal 2002, DSOs were 84 due to the deferral of 844/X revenue from the fourth quarter of fiscal 2002 to the first quarter of fiscal 2003.  Net cash used in investing activities was $88,000 for the first quarter of fiscal 2003 compared to $314,000 for the first quarter of fiscal 2002.  Cash used in investing activities for the first quarter of fiscal 2003 was primarily for purchases of capital equipment of $152,000 and purchases of intangible assets of $18,000, partially offset by net proceeds from sales of marketable securities of $82,000.  Net cash provided by financing activities during the first quarter of fiscal 2003 was $75,000 compared to $272,000 for the first quarter of fiscal 2002.  In the first quarter of fiscal 2003, cash provided by financing activities came from proceeds from the issuance of common stock pursuant to stock plans of $75,000.

At February 28, 2003, our contractual cash obligations were as follows:

	Total	Less than 1 year	1–3 years
Lease commitments	$1,376,000	$654,000	$722,000
Inventory commitments	$377,000	$377,000	$—

In addition to the above contractual obligations, the Company has other contractual obligations.  The Company has entered into indemnification agreements with the non-employee members of the Board of Directors.  Additionally, the Company has from time to time entered into employment and executive retention agreements with certain employees and executive officers, which, among other things, include certain severance and change of control provisions.  Under the terms of the Company’s standard product license and sale contracts, the Company indemnifies its customers for the potential liability associated with the infringement of other parties’ technology based upon the Company’s products.  There is a possibility that the Company may be liable to one of its customers in the event that there is infringement occurring.  The Company is not aware of any infringement related to the Company’s technology, and therefore has not accrued any amounts for the replacement or refund of any software products sold through February 28, 2003.

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

Should we require additional capital to fund our operations and are unsuccessful in our efforts to raise sufficient capital, we will examine our alternatives, including the sale or liquidation of part or all of our business.

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

History of Losses and Negative Cash Flows, Expect to Incur Losses in the Future and May Not Achieve or Maintain Profitability.  We have incurred substantial operating losses during the past fiscal year and in four of the past five fiscal years, have experienced negative cash flow from ongoing operations in the last fiscal year ended November 30, 2002, and we expect to incur operating losses and negative cash flows for at least the first half of fiscal 2003.  We incurred a loss from continuing operations of approximately $1.4 million for the first quarter of fiscal 2003 ended February 28, 2003 and as of February 28, 2003, we had an accumulated deficit of approximately $215.7 million.

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

If We Are Unable to Obtain Additional Capital as Needed in the Future, Our Business May be Adversely Affected and the Market Price for Our Common Stock Could Decline Significantly.  We have been unable to fund our operations using cash generated from our business operations and have financed our operations principally through the prior sales of securities and from existing cash on our balance sheet.  We may need to raise additional debt or equity capital to fund our existing operations, expand operations, maintain and enhance existing products and services or acquire or invest in complementary products, services, businesses or technologies.  At this time, we are in the process of seeking additional capital.  If we raise additional funds through further issuance of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity or debt securities we issue may have rights, preferences, or privileges superior to those of holders of our common stock.  If we do raise capital through the issuance of equity or convertible debt the amount of dilution will depend upon several factors including, but not necessarily limited to, the amount of capital raised, the security or securities issued, the terms of the security and the market price of the company’s common stock.  Additionally, the terms of the equity or debt securities we may issue to the investor(s) may have rights, preferences or privileges superior to those of holders of our common stock including, but not limited to, liquidation preferences, anti-dilution provisions, dividends, voting rights, protective provisions, right of first refusal on certain future financing transactions and consent provisions for certain transactions.  The effect of some of these new terms may be to provide what is perceived as a disproportionate return to the new investor.  For example, a new investor might obtain an equity stake based on current market values, but with the right to some multiple of the investment being required to be returned to the new investor before any return is made to existing shareholders.  Even after offering these terms we may not be able to obtain additional financing.  If adequate funds are not available to us on terms favorable to us, our business may be adversely affected and the market price for our common stock could decline significantly.  If adequate funds are not available or are not available on acceptable terms, our ability to fund existing operations and expansion, take advantage of unanticipated opportunities or develop or enhance our products or services would be significantly limited and we may need to revise our operating plan to reduce operating expenses further.  At this time we believe that we will be able to continue to operate our business as a going concern for at least the next twelve months based upon the amount of our existing capital, our current operating plan and our commitment to reduce operating expenses further if we do not achieve the revenues anticipated in our current operating plan.  However, we offer no assurances in this regard

Significant Fluctuations and Unpredictability of Operating Results.  Our quarterly operating results are difficult to predict, have varied significantly in the past and are likely to vary significantly in the future for a number of reasons, including new product announcements and introductions by ourselves or our competitors, changes in pricing, and the volume and timing of orders received during the quarter. Also, in the past, we have experienced delays in the development of new products and enhancements, and such delays may occur in the future.  These factors make the forecasting of revenue inherently uncertain.  Additionally, a significant portion of our operating expenses is relatively fixed, and operating expense levels are based primarily on internal expectations of future revenue.  As a consequence, quarterly operating expense levels cannot be reduced rapidly in the event that quarterly revenue levels fail to meet internal expectations.  For these reasons, you should not rely on period-to-period comparisons of our financial results to forecast our future performance.  It is likely that in some future quarter or quarters our operating results will be below the expectations of securities analysts or investors.   In addition, we typically realize a significant percentage of our sales for a fiscal quarter in the second half of the third month of the quarter.  As a result, our quarterly results may be difficult or impossible to predict.  If quarterly revenue or earnings levels fail to meet internal or external expectations, the market price of our common stock may decline significantly.

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

Possibility of NASDAQ Delisting.  By letter dates March 3, 2003, we received notification from the Listing Qualifications Department of The NASDAQ Stock Market, Inc., indicating that our stockholders' equity does not satisfy the minimum requirement for continued listing in The NASDAQ National Market as set forth in Marketplace Rule 4450(a)(3) and that, due to this deficiency, Nasdaq has communicated to us their intention to de-list us from The NASDAQ National Market. In addition, by letter dated March 6, 2003, we received notification from the Listing Qualifications Department of The NASDAQ Stock Market, Inc., indicating that our common stock had not maintained the required minimum bid price for continued quotation on The NASDAQ National Market and is therefore subject to delisting. NASD Rule 4450(a)(5) requires that, for continued quotation on The NASDAQ National Market, a company must maintain1 a minimum bid price of $1.00 for at least one day during any period of thirty consecutive business days. NASDAQ rules provide that a listed company is given a period of ninety calendar days to achieve compliance with the minimum bid requirement in order to maintain its listing on The NASDAQ National Market. During the ninety day period, a company would be considered to be in compliance with NASDAQ's minimum bid price requirements if its minimum bid is $1 or greater for any ten consecutive business days. In response, we have voluntarily submitted an application for listing on The NASDAQ Small Cap Market and await a decision from NASDAQ. There can be no assurance that we will be able to take actions sufficient to achieve or maintain compliance with the continued listing criteria of The NASDAQ Small Cap Market or The NASDAQ National Market, the price and liquidity of our common stock could be adversely affected, our ability to access the capital markers would likely be more limited, and it may adversely affect our ability to generate new sales of our software product and may cause existing customers and vendors to question our viability. Additionally, our stock may be subject to "penny stock" regulations.

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

Our Lengthy and Variable Sales Cycle Makes it Difficult for Us to Predict When or if Sales Will Occur and Therefore We May Experience an Unplanned Shortfall in our Anticipated Sales Levels.  844/X has a lengthy and unpredictable sales cycle that contributes to the uncertainty of our operating results.  Our prospects view the purchase of 844/X as a significant and strategic decision for their company.  As a result, prospects generally evaluate 844/X and determine its impact on existing infrastructure and workflow.  The purchase of 844/X may be delayed if the prospect has lengthy internal budgeting, approval or evaluation processes.  We may incur significant selling and marketing expenses during a prospect’s evaluation period before the customer places an order with us.  Some prospects may purchase 844/X as part of multiple simultaneous purchasing decisions, which may result in unanticipated delay in receiving an order from the customer.  If sales forecasted from specific customers are delayed to future quarters, we may experience an unplanned shortfall in sales, which could significantly and adversely affect our operating results and stock price.

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

Risks Associated With Development and Introduction of New Products.  If we are not successful in developing and introducing new products to the markets we serve our business and operating results will suffer.  In April 2002, we began shipping 844/X, and currently anticipate this new product will generate greater than 50% of the revenue from product sales beginning in fiscal 2003.  If the adoption of 844/X is slower than we anticipate or if there are delays in releasing subsequent versions of 844/X, our current revenue expectations may be too high and our operating results may be negatively affected.  In addition, new product announcements by our competitors and other new product announcements by us could have the effect of reducing customer demand for our existing products.  Also, when we introduce new or enhanced products we must effectively manage the transitions from existing products to minimize disruption of orders from our customers.  New product introductions require us to devote time and resources to the training of our sales channel in the features and target customers for such new products, which efforts could result in less selling efforts being made by the sales channel during such training period.  Our failure to effectively manage new product announcements or introductions could contribute to significant quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline and, as a result, our operating results will suffer.

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

Risks of Third-Party Claims of Infringement.  There has been substantial industry litigation regarding patent, trademark and other intellectual property rights involving technology companies.  In the future, litigation may be necessary to enforce any patents issued to us or to enforce trade secrets, trademarks and other intellectual property rights owned by us, to defend ourselves against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others.  For a description of certain pending litigation instituted against us, see Note 9 to the Interim Unaudited Consolidated Financial Statements included herein.  Any such litigation could be costly and a diversion of management’s attention, which could adversely affect our business and operating results and our financial condition.  Adverse determinations in any such litigation could result in the loss of our proprietary rights, subject us to significant liabilities, and require us to seek licenses from third parties or prevent us from manufacturing or selling our products, any of which could adversely affect our business and operating results and our financial condition.

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

Stock Price Volatility.  The trading price of our common stock has been highly volatile and has fluctuated significantly in the past.  During the fiscal year ended November 30, 2002 our stock price fluctuated between a low of $0.35 per share and a high of $3.75 per share.   We believe that the price of our common stock may continue to fluctuate significantly in the future in response to a number of events and factors relating to our company, our competitors, and the market for our products and services, many of which are beyond our control, such as, variations in our quarterly operating results; changes in financial estimates and recommendations by securities analysts; changes in market valuations of companies in our markets; announcements by us or our competitors of significant products, acquisitions, or strategic partnerships; failure to complete significant business transactions; departures of key personnel; purchases or sales of common stock or other securities by us; or news relating to trends in our markets.  In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme volatility over the past twelve months.  This volatility has often been unrelated to the operating performance of particular companies.  These broad and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

On August 16, 2000, the U.S. Patent and Trademark Office issued an Office Action rejecting all of the claims made by Avid in their latest request for reexamination of the patent related to the aforementioned lawsuit.  In addition, the Examiner at the U.S. Patent and Trademark Office designated the action as “final”.  Avid filed a Notice of Appeal of the Examiner’s rejections to the U.S. Patent and Trademark Office Board of Patent Appeals and Interferences.  On February 20, 2003, oral argument regarding the reexamination of Avid’s U.S. Patent No. 5,045,940 occurred and on March 21, 2003 a decision was rendered rejecting all of Avid’s claims and sustaining the Examiner’s rejection of all claims made on appeal.    The litigation remains dismissed pending the outcome of the consolidated reissue/reexamination proceedings, and there can be no assurance that the Company will prevail in the appeal by Avid or that the expense or other effects of the appeal, whether or not the Company prevails, will not have a material adverse effect on the Company’s business, operating results and financial condition.

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

The Company had recorded a liability in the amount of $2.6 million that included estimated legal fees associated with the litigation at November 30, 2001 and the entire amount was expensed in the three months ended November 30, 2001.  During the year ended November 30, 2002, the Company recorded an additional liability and expense of $397,000 for the adjusted judgment which included prejudgment interest and attorney’s fees as well as estimated legal fees associated with the appeal.

During the year ended November 30, 2002, the Company settled litigation with the former shareholders of Wired, which was acquired by the Company in 2000.  As part of the settlement, the Company assigned all rights to the Wired product line, intellectual property relating to Wired products and on-hand inventory related to the Wired product line to the former shareholders.  In return, Wired granted the Company an irrevocable license to use the source code, technology, know how and intellectual property.

In addition, Wired promised to pay the Company a royalty of 5% of adjusted gross sales of the assigned products, not to exceed $1.2 million, plus the cost of the inventory assigned.  Litigation settlement included in the Consolidated Statements of Operations for the three months ended February 28, 2002 represents the cost of inventory transferred, the net book value of remaining intangible assets associated with the acquisition, and legal fees associated with the settlement.

(iv) From time to time the Company is involved in other disputes and/or litigation encountered in its normal course of business.  The Company does not believe that the ultimate impact of the resolution of such other outstanding matters will have a material effect on the Company’s business, operating results or financial condition.

Item 6. Exhibits and Reports on Form 8-K

a)  Exhibits

Exhibits required as part of this Quarterly Report on Form 10-Q are listed on the exhibit index on page 30.

b)  Reports on Form 8-K

There were no reports on Form 8-K during the quarter ended February 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Media 100 Inc.

Date:	April 14, 2003	By:	/s/ Steven D. Shea
Steven D. Shea
Chief Financial Officer and Treasurer
(Principal Financial Officer)

CERTIFICATIONS

I, John A. Molinari, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Media 100 Inc.;

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

Date:	April 14, 2003

/s/ John A. Molinari
John A. Molinari
Chief Executive Officer and President

CERTIFICATIONS

I, Steven D. Shea, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Media 100 Inc.;

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

Date:	April 14, 2003

/s/ Steven D. Shea
Steven D. Shea
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Description

99.1	Statement Pursuant to 18 U.S.C. Section 1350, dated as of April 14, 2003