Form 10-Q
period 2003-05-31
MEDIA 100 INC
filed 2003-07-15
CIK 713138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended: May 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	13,195,638 shares
Class	Outstanding at July 10, 2003

MEDIA 100 INC.

PART I—FINANCIAL INFORMATION

MEDIA 100 INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

(unaudited)

	May 31, 2003	November 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$2,802	$4,573
Available for sale securities, at fair value	—	126
Restricted cash	250	3,184
Accounts receivable, net of allowance for doubtful accounts of $413 in 2003 and $409 in 2002	2,407	2,435
Inventories	1,195	2,447
Prepaid expenses and other current assets	782	516

Total current assets	7,436	13,281

Property and equipment, net	1,517	1,870
Intangible assets, net	124	145

Total assets	$9,077	$15,296

Current liabilities:
Accounts payable	$973	$1,295
Accrued expenses	2,950	5,588
Deferred revenue	2,887	4,504

Total current liabilities	6,810	11,387

Contingencies (Note 9)

Series A convertible preferred stock, $ .01 par value Authorized—2,500 shares, 1,045 issued and outstanding at May 31, 2003 and none issued and outstanding at November 30, 2002	1,045	—

Stockholders’ equity:
Common stock, $.01 par value, Authorized—25,000,000 shares—13,116,000 and 12,977,000 issued and 13,086,000 and 12,947,000 outstanding at May 31, 2003 and November 30, 2002	131	130
Capital in excess of par value	218,396	218,319
Accumulated deficit	(216,971)	(214,319)
Treasury stock, 30,000 shares at cost	(78)	(78)
Accumulated other comprehensive loss	(256)	(143)

Total stockholders’ equity	1,222	3,909

Total liabilities and stockholders’ equity	$9,077	$15,296

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA 100 INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2003	2002	2003	2002
Net sales:
Products	$3,869	$5,079	$7,426	$7,931
Services	1,263	1,500	2,503	3,146

Total net sales	5,132	6,579	9,929	11,077

Cost of sales	2,489	3,303	4,951	5,541
Accelerated depreciation and amortization of property and equipment (Note 5)	—	84	—	331

Gross profit	2,643	3,192	4,978	5,205

Operating expenses:
Research and development	1,789	2,559	3,562	5,126
Selling and marketing	1,591	2,716	3,056	4,964
General and administrative	541	1,427	1,186	2,534
Amortization and write-off of intangible assets	—	273	—	765
Accelerated depreciation and amortization of property and equipment (Note 5)	—	215	—	849
Restructuring expense	214	—	214	—
Settlement of litigation (Notes 6 and 9)	—	—	—	924

Total operating expenses	4,135	7,190	8,018	15,162

Operating loss	(1,492)	(3,998)	(3,040)	(9,957)

Interest income, net	12	37	36	115
Other income, net	180	270	352	187

Loss from operations before benefit from income taxes	(1,300)	(3,691)	(2,652)	(9,655)
Benefit from income taxes		—		(102)

Net loss	$(1,300)	$(3,691)	$(2,652)	$(9,553)

Loss per share:
Basic	$(0.10)	$(0.29)	$(0.20)	$(0.75)

Diluted	$(0.10)	$(0.29)	$(0.20)	$(0.75)

Weighted average common shares outstanding:
Basic	13,084	12,784	13,061	12,710

Diluted	13,084	12,784	13,061	12,710

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA 100 INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	May 31, 2003	May 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,652)	$(9,553)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	683	2,271
Non-cash settlement of litigation	—	924
Amortization and write-off of intangible assets	—	765
Changes in assets and liabilities:
Restricted cash	2,934	(3,170)
Accounts receivable	28	(166)
Inventories	1,252	(1,518)
Prepaid expenses and other current assets	(266)	(146)
Accounts payable	(322)	884
Accrued expenses	(2,638)	(1,100)
Deferred revenue	(1,617)	(142)

Net cash used in operating activities	(2,598)	(10,951)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchases of equipment	(277)	(822)
Purchase of intangible assets	(32)	(33)
Net proceeds from sales of marketable securities	126	(9)

Net cash used in investing activities	(183)	(864)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	1,045	—
Proceeds from issuance of common stock	78	415

Net cash provided by financing activities	1,123	415

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(113)	(58)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,771)	(11,458)
CASH AND CASH EQUIVALENTS, beginning of period	4,573	17,369

CASH AND CASH EQUIVALENTS, end of period	$2,802	$5,911

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash (received) paid for income taxes	$—	$(102)

NON CASH INVESTING ACTIVITY:
Change in value of marketable securities	$10	$—

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

Media 100 Inc., and subsidiaries (the Company) design and sell advanced media systems for content design. In the case of the Company’s newest and most advanced development, 844/X™, we have integrated the previously separate workflows of real-time video editing and the compositing of layers of video, computer graphics, audio, and metadata. We believe this workflow integration is a technical breakthrough that over time will attract existing and new video editing users who wish to be able to design more complex content that comprises dozens, even hundreds of distinct content layers. The Company has developed new technology—integrated software and hardware, including Application-Specific Integrated Circuits (“ASICs”)—to perform compositing in real time or at high speed to allow compositing operations to be performed within an editing environment and executed at high speed without host-based rendering, which is slow and impedes productivity.

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

The Company has incurred an operating loss during the six months ended May 31, 2003 and operating losses in the past five fiscal years. In addition, it has experienced negative cash flow from ongoing operations during fiscal 2003. The Company incurred a net loss of approximately $2.7 million for the six months ended May 31, 2003 and as of May 31, 2003; the Company had an accumulated deficit of approximately $217 million.

The Company has already taken a series of actions to reduce the negative cash flow it experienced in the past fiscal year including the termination of employees, reductions in the salaries paid to executives and certain other employees, relocation of its facility to lower cost space and a reduction in the marketing expenses for existing products. However, these expense reductions will not be enough to return the Company to profitability without revenue growth. The Company’s current operating plan and cash flow projections assume a certain level of revenue and operating expenses. If the Company fails to achieve its revenue plan then management will reduce operating expenses as a result of the revised revenue expectations at that time in order to conserve cash. The current cash flow projections also assume the Company will not require substantial cash for capital purchases or to fund substantial increases in inventory, accounts receivable or other assets and the projections assume the Company will be able to continue to collect accounts receivables in a timely basis and will not incur substantial bad debts as a result of the failure of customers to pay.

On May 14, 2003, the Company announced that Coghill Capital Management, LLC (“CCM”) executed an agreement to invest $2.5 million in a new series of class A preferred shares that are convertible into common stock. In May 2003, the Company received $1,045,000 of the total $2.5 million. The remaining funds are subject to stockholder approval. The proceeds of the transaction will provide additional capital for the continued development and marketing of the Company’s 844/X products and for general corporate purposes. Please see Note 15 for further discussion of the Preferred shares.

MEDIA 100 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, EXCEPT FOR NOVEMBER 30, 2002 AMOUNTS)

(Continued)

1. Basis of Presentation (continued)

The Company’s ability to continue to operate as a going concern through at least the next twelve months is contingent upon the achievement of forecasted revenue growth from its 844/X product and management’s ability to manage expenses consistent with actual revenues achieved. Although the Company has raised approximately $1 million from a current investor and has an agreement to raise an additional $1.5 million from this investor, which is subject to shareholder approval, management does not believe these funds will be sufficient to sustain operations for at least the next twelve months without the attainment of planned revenue growth, a further reduction in operating expenses, or both. If management is unable to reduce expenses to manageable levels to support its current and anticipated revenue levels, the Company will begin to explore alternatives relating to a sale of all or part of the Company’s business.

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

As part of the McRoberts litigation discussed in Note 9, the Company had placed approximately $2.8 million in an escrow account as of November 30, 2002 while the case was on appeal. The appellate court rendered its decision in favor of McRoberts on May 14, 2003. Approximately $2.8 million was released from escrow as a partial payment of the judgment during the quarter ended May 31, 2003. Approximately $37,000 remained in escrow and was included as restricted cash in the accompanying balance sheet at May 31, 2003. Subsequent to May 31, 2003, the Company released the remaining escrow, as well as, approximately $261,000 as payment for the trade secret judgment awarded during the appeal. Approximately $213,000 and $388,000 of the cash and cash equivalents was restricted under various letters of credit at May 31, 2003 and November 30, 2002, respectively.

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

Securities held as of May 31, 2003 and November 30, 2002 consists of the following (in thousands):

Investments available for sale:	Maturity	May 31, 2003	November 30, 2002
Equity securities		$—	$44
Corporate Obligations	Less than 1 year	—	82

Total investments available for sale		$—	$126

Marketable securities had a cost of $116 and a market value of $126 at November 30, 2002.

MEDIA 100 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, EXCEPT FOR NOVEMBER 30, 2002 AMOUNTS)

(Continued)

4. Inventories

Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following (in thousands):

	May 31, 2003	November 30, 2002
Raw materials	$520	$846
Work-in-process	233	403
Finished goods	442	1,198

	$1,195	$2,447

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

5. Property and Equipment, net

Property and equipment, net, at May 31, 2003 and November 30, 2002 is stated at cost, less accumulated depreciation and amortization, and consists of the following (in thousands):

	May 31, 2003	November 30, 2002
Machinery and equipment	$4,687	$4,445
Purchased software	1,677	1,677
Furniture and fixtures	63	59
Leasehold improvements	684	653

	$7,111	$6,834
Less accumulated depreciation and amortization	(5,594)	(4,964)

	$1,517	$1,870

In connection with the signing of the lease amendment for the Company’s principal facility in January 2002, the Company revised the estimated useful life of leasehold improvements and certain furniture and fixtures that would not be moved to the new facility. The charge has been reflected as accelerated depreciation and amortization of property and equipment in the accompanying Consolidated Statements of Operations. Amounts classified as leasehold improvements are additions related to the Company’s new principal facility.

6. Intangible Assets

Intangible assets, net at May 31, 2003 and November 30, 2002 consist of the following (in thousands):

	May 31, 2003	November 30, 2002
Patents and Trademarks	$580	$548
Less accumulated amortization	(456)	(403)

	$124	$145

Patents and trademarks are being amortized over three years.

MEDIA 100 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, EXCEPT FOR NOVEMBER 30, 2002 AMOUNTS)

(Continued)

6. Intangible Assets (continued)

During the year ended November 30, 2002, the Company settled litigation with the former shareholders of Wired, which was acquired by the Company in fiscal 2000. As part of the settlement, the Company assigned all rights to the Wired product line, intellectual property relating to Wired products and on-hand inventory related to the Wired product line to the former shareholders. In return, Wired granted the Company an irrevocable license to use the source code, technology, know how and intellectual property; provided however, the license does not include the right to sell Wired products or any equivalent products incorporating the source code, technology, know how and intellectual property. In addition, Wired promised to pay the Company a royalty of 5% of adjusted gross sales of the assigned products not to exceed $1.2 million, plus the cost of the inventory assigned. The Company has recorded approximately $25,000 in royalty income during the three months ended May 31, 2003. Litigation settlement included in the Consolidated Statements of Operations for the six months ended May 31, 2002 represents the cost of inventory transferred, the net book value of remaining intangible assets associated with the acquisition, and legal fees associated with the settlement.

7. Net Loss Per Common Share

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

The Company excludes potentially dilutive securities from its diluted net income (loss) per share computation when either the exercise price of the securities exceeds the fair value of the Company’s common stock or when the Company reports a net loss and the effect of including such securities would be antidilutive. Options to purchase approximately 2,998,000 and 2,992,000 weighted average shares of common stock have been excluded from the computation of diluted average shares outstanding at May 31, 2003 and May 31, 2002, respectively, as the effect of their inclusion would have been antidilutive.

8. Accounting for Stock Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company’s common stock at the date of the grant. The Company follows the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” for all employee awards.

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee awards (in thousands, except per share data).

	Three months ended May 31,		Six months ended May 31,
	2003	2002	2003	2002
Net loss as reported	$(1,300)	$(3,691)	$(2,652)	$(9,553)
Add: Stock-based employee compensation expense determined under fair value method for all awards	(115)	(416)	(439)	(675)

Pro forma net loss	$(1,415)	$(4,107)	$(3,091)	$(10,228)

Loss per share:
Basic–as reported	$(0.10)	$(0.29)	$(0.20)	$(0.75)

Basic–pro forma	$(0.11)	$(0.32)	$(0.24)	$(0.80)

Diluted–as reported	$(0.10)	$(0.29)	$(0.20)	$(0.75)

Diluted–pro forma	$(0.11)	$(0.32)	$(0.24)	$(0.80)

Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and is amortized over the stock option’s vesting period.

MEDIA 100 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, EXCEPT FOR NOVEMBER 30, 2002 AMOUNTS)

(Continued)

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

On August 16, 2000, the U.S. Patent and Trademark Office issued an Office Action rejecting all of the claims made by Avid in their latest request for reexamination of the patent related to the aforementioned lawsuit. In addition, the Examiner at the U.S. Patent and Trademark Office designated the action as “final”. Avid filed a Notice of Appeal of the Examiner’s rejections to the U.S. Patent and Trademark Office Board of Patent Appeals and Interferences. On February 20, 2003, oral argument regarding the reexamination of Avid’s U.S. Patent No. 5,045,940 occurred and on March 21, 2003 a decision was rendered rejecting all of Avid’s claims and sustaining the Examiner’s rejection of all claims made on appeal. On May 19, 2003, Avid filed a Notice of Appeal of the Board’s decision to the United States Court of Appeals for the Federal Circuit. The appeal is pending. There can be no assurance that the Company will prevail in the appeal by Avid or that the expense or other effects of the appeal, whether or not the Company prevails, will not have a material adverse effect on the Company’s business, operating results and financial condition. The Company has not made any provision in the accompanying financial statements regarding this matter.

On October 12, 1999, a lawsuit was filed against the Company by McRoberts Software, Inc. (“MSI”) in the United States DistrictCourt for the Southern District of Indiana. The complaint alleged copyright infringement, breach of contract, and trade secret misappropriation. The complaint included requests for unspecified monetary damages and enhanced damages, interest, costs and fees. An unfavorable verdict was filed on February 25, 2002 against the Company in the amount of $2.5 million. The Company and MSI filed post-trial motions. Those motions were ruled upon with the trial court reducing the total amount awarded by the jury but assessing prejudgment interest and attorney’s fees. The Company appealed the entire judgment to the United States Court of Appeals for the Seventh Circuit and on May 14, 2003 the appeal court rendered a decision in favor of McRoberts. As part of its decision, the appellate court reinstated a $300,000 trade secret component of damages. On May 29, 2003, the Company released approximately $2.8 million from escrow and later paid the remaining $39,000 escrow and an additional $261,000 from unrestricted cash to pay the judgment. McRoberts is seeking attorneys’ fees of approximately $90,000 for the appeal. That amount remains in dispute and for resolution before the Seventh Circuit and has not been provided for by the Company at May 31, 2003. McRoberts is seeking pre-judgment and post-judgment interest on its trade secret award in an amount yet to be quantified. Claims for interest remain in dispute and have not been provided for the accompanying financial statements at May 31, 2003.

During the year ended November 30, 2002, the Company settled litigation with the former shareholders of Wired, which was acquired by the Company in fiscal 2000. As part of the settlement, the Company assigned all rights to the Wired product line, intellectual property relating to Wired products and on-hand inventory related to the Wired product line to the former shareholders. In return, Wired granted the Company an irrevocable license to use the source code, technology, know how and intellectual property; provided however, the license does not include the right to sell Wired products or any equivalent products incorporating the source code, technology, know how and intellectual property. In addition, Wired promised to pay the Company a royalty of 5% of adjusted gross sales of the assigned products not to exceed $1.2 million, plus the cost of the inventory assigned. The Company has recorded approximately $25,000 in royalty income during the three months ended May 31, 2003. Litigation settlement included in the Consolidated Statements of Operations for the six months ended May 31, 2002 represents the cost of inventory transferred, the net book value of remaining intangible assets associated with the acquisition, and legal fees associated with the settlement.

MEDIA 100 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, EXCEPT FOR NOVEMBER 30, 2002 AMOUNTS)

(Continued)

9. Contingencies (continued)

From time to time the Company is involved in other disputes and/or litigation encountered in its normal course of business. The Company does not believe that the ultimate impact of the resolution of such other outstanding matters will have a material effect on the Company’s business, operating results or financial condition.

Under the terms of the Company’s standard product license and sale contracts, the Company indemnifies its customers for the potential liability associated with the infringement of other parties’ technology based upon the Company’s products. There is a possibility that the Company may be liable to any of its customers in the event that there is infringement occurring. The Company is not aware of any infringement related to the Company’s technology, and therefore has not accrued any amounts for the replacement or refund of any software products sold through May 31, 2003.

10. Income Taxes

The Company recorded an income tax benefit of $102,000 during the six months ended May 31, 2002 as the Company received a refund from the U.S. Government related to a prior period payment.

11. Accrued Expenses

Accrued expenses at May 31, 2003 and November 30, 2002 consist of the following (in thousands):

	May 31, 2003	November 30, 2002
Payroll, payroll taxes and other taxes	$771	$838
Accrued warranty	525	525
Accrued restructuring	117	14
Accrued inventory	302	241
Accrued legal	331	3,015
Accrued selling and marketing	195	205
Accrued other	709	750

	$2,950	$5,588

12. Comprehensive loss

The Company records items of comprehensive income or loss in accordance with SFAS No.130, Reporting Comprehensive Income, and presents such information in the statement of stockholders’ equity. The components of accumulated other comprehensive loss are as follows (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2003	2002	2003	2002
Net loss	$(1,300)	$(3,691)	$(2,652)	$(9,553)
Cumulative translation adjustment	(76)	(88)	(103)	(58)
Unrealized holding gain on available for sale securities	(3)	—	(10)	—

Total comprehensive loss	$(1,379)	$(3,779)	$(2,765)	$(9,611)

MEDIA 100 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, EXCEPT FOR NOVEMBER 30, 2002 AMOUNTS)

(Continued)

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Revenues are attributed to geographic areas based on where the customer is located. Segment information for the three and six months ended May 31, 2003 and May 31, 2002 is as follows:

	Digital Video Systems	Services	Corporate	Total
Three months ended May 31, 2003
Net sales from external customers	$3,869	1,263		5,132

Gross profit	1,605	1,038		2,643

Depreciation and amortization	312	8		320

Interest income, net			12	12

Six months ended May 31, 2003
Net sales from external customers	$7,426	2,503		9,929

Gross profit	2,923	2,055		4,978

Depreciation and amortization	666	17		683

Interest income, net			36	36

Three months ended May 31, 2002
Net sales from external customers	$5,079	$1,500	$—	$6,579

Gross profit	1,965	1,227	—	3,192

Depreciation and amortization	806	10	—	816

Interest income, net	—	—	37	37

Six months ended May 31, 2002
Net sales from external customers	$7,931	$3,146	$—	$11,077

Gross profit	2,634	2,571	—	5,205

Depreciation and amortization	2,246	25	—	2,271

Interest income, net	—	—	115	115

Interest income is considered a corporate level activity and is, therefore, not allocated to segments. Management believes transfers between geographic areas are accounted for on an arms length basis.

MEDIA 100 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, EXCEPT FOR NOVEMBER 30, 2002 AMOUNTS)

(Continued)

13. Segment Information (continued)

Net sales by geographic area for the quarters ended May 31, 2003 and 2002 were as follows (in thousands):

	Three Months Ended
	May 31, 2003	May 31, 2002
North America	$3,426	$3,695
United Kingdom, Sweden, Denmark and Norway	606	894
France, Spain and Benelux	339	396
Germany, Austria and Switzerland	286	400
Asia, Japan and other foreign countries	475	1,194

	$5,132	$6,579

	Six Months Ended
	May 31, 2003	May 31, 2002
North America	$6,044	$6,474
United Kingdom, Sweden, Denmark and Norway	1,397	1,367
France, Spain and Benelux	815	633
Germany, Austria and Switzerland	565	588
Asia, Japan and other foreign countries	1,108	2,015

	$9,929	$11,077

Long-lived tangible assets by geographic area as of May 31, 2003 and November 30, 2002 consist of the following (in thousands):

	May 31, 2003	November 30, 2002
United States	$1,427	$1,741
United Kingdom	40	63
Germany	18	19
France	32	47

	$1,517	$1,870

14. New Accounting Standards

On December 31, 2002, SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” was issued. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 148’s amendment of the transition and annual disclosure provisions of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The Company has adopted the annual disclosure provisions of SFAS No. 123 and has begun with quarterly disclosures for the quarter ended May 31, 2003. The adoption of this standard did not have a material impact on the Company’s financial statements.

MEDIA 100 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, EXCEPT FOR NOVEMBER 30, 2002 AMOUNTS)

(Continued)

14. New Accounting Standards

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (the Interpretation). The Interpretation requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in SFAS No. 5, “Accounting for Contingencies”. The Interpretation also requires a guarantor to make new disclosures, even when the likelihood of making any payments under the guarantee is remote. The Interpretation applies to public and non-public entities, and its disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the interpretation has not had a material impact on the Company’s position or results of operations.

During May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a significant impact on its results of operations or financial position.

15. Series A Convertible Preferred Stock

On May 14, 2003, Media 100 Inc. (“Media 100”) entered into a Series A Convertible Preferred Stock Purchase Agreement pursuant to which Media 100 will sell and issue 2,500 shares of its Series A Convertible Preferred Stock, par value $.01 per share, in a private placement to CCM Master Fund Ltd. (“CCM”) for an aggregate purchase price of up to $2,500,000. According to the agreement, the Company must meet certain covenants regarding stockholders’ equity or be required to pay cash dividends. On May 14, 2003, the Company issued 1,045 shares for approximately $1.0 million. These covenants include achieving a minimum level of stockholders’ equity by September 2003 and May 2004 of $3.4 million and $4.9 million, respectively. If these levels are not met, the dividend is 10% and 20% of the funds invested, respectively. In addition, the preferred stock has certain liquidation preferences including potentially receiving 200% of the funds invested in the event of a liquidating event such as a change in control of the Company. For a further explanation of the terms of the stock purchase agreement, see our Form 8-K filed on May 21, 2003.

The Preferred Shares are convertible into Common Stock at an initial conversion price of $0.967, initially representing 2,585,315 shares of common stock. Subject to certain conditions, each Preferred Share carries a mandatory conversion provision whereby if the closing price of Media 100’s Common Stock exceeds 300% of the conversion price for 45 consecutive trading days, the Preferred Shares shall automatically convert into Common Stock at the conversion price then in effect. The Preferred Shares are subject to the terms and conditions of the Certificate of Designation of Series A Convertible Preferred Stock which under certain circumstances are mandatorily redeemable based on events beyond the Company’s control. Accordingly, the carrying value of the preferred shares has been shown as an obligation of the Company and excluded from Stockholders’ equity.

Under the terms of the agreement, the Company must seek stockholder approval for $1,455,000 of the purchase amount because this transaction combined with CCM’s existing ownership, will exceed the 20% threshold requirement of the The NASDAQ Stock Market, Inc. Under terms of the purchase agreement, under certain circumstances, CCM may exercise a right of first refusal to subscribe for certain equity issued by the Company in its future financings.

Neither the Series A Preferred Securities nor the conversion shares are currently registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Subject to certain conditions as part of the financing, at any time after the first anniversary of the closing date, the holders of the Registrable Securities constituting at least 50% interest of the total share of Registrable Securities then outstanding may request in writing that Media 100 file a registration agreement with the Securities and Exchange Commission covering the resale of the conversion shares.

16. Restructuring Expense

In the second quarter of fiscal 2003, the Media 100 implemented a restructuring plan to better align its operating costs with its anticipated future revenue stream. The restructuring charge of $214,000 related to the elimination of approximately 25 employees across the following functions: operations (8), product development (11), and selling and marketing (6). The restructuring expense included professional fees relating to the restructuring. At May 31, 2003, $117,000 of the accrued restructuring charge was unexpended. The total cash used related to the restructuring during the quarter was approximately $214,000.

MEDIA 100 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, EXCEPT FOR NOVEMBER 30, 2002 AMOUNTS)

(Continued)

17. Notes Receivable

As part of the Digital Origin, Inc. (“DO”) acquisition in May 2000, Media 100 acquired an investment in a private company consisting of series A & B preferred and common stock. At the time, no value had been placed on either the preferred or common stock due to the uncertainty of realization of value from the investment. In addition to the series A & B preferred stock, the company also has series C, D, and E preferred stock outstanding which would have been given preference in a liquidation event. On May 12, 2003, the private company converted all outstanding preferred stock into secured promissory notes. In the recapitalization, Media 100 received a promissory note in the amount of $934,615 in exchange for its series B preferred stock and a promissory note in the amount of $674,326 in exchange for its series A preferred stock. The private company has approximately $10.5 million of these notes outstanding to all debt holders. Payments under the Series B commence May 1, 2009 and payments under series A commence May 1, 2012. Given the extended time period before the notes are payable to Media 100, combined with the fact the notes are non-interest bearing, Media 100 continues to ascribe no value to this investment in its accompanying financial statements. The Company will periodically reevaluate its accounting for these notes based on changes in fact and circumstances as they may occur.

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

Long-lived Assets

Property and equipment, including leasehold improvements, are depreciated over their estimated useful lives.

Legal Contingencies

We are currently involved in legal proceedings. As discussed in Note 9 of the consolidated financial statements, as of May 31, 2003, we have provided accruals for all direct costs associated with the estimated resolution of known contingencies. The accrual is established at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Litigation could take several years to complete. Accordingly, actual legal fees and, possibly, damages awards or settlements, could differ significantly from our estimates. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions, or the effectiveness of our strategies, related to these proceedings.

Results of Operations

The following table shows certain consolidated statements of operations data as a percentage of net sales.

	Three months ended May 31,		Six months ended May 31,
	2003	2002	2003	2002
Net sales:
Products	75.4%	77.2%	74.8%	71.6%
Services	24.6	22.8	25.2	28.4

Total net sales	100.0	100.0	100.0	100.0
Cost of sales	48.5	50.2	49.9	50.0
Accelerated depreciation and amortization of property and equipment (Note 5)	—	1.3	—	3.0

Gross profit	51.5	48.5	50.1	47.0

Operating expenses:
Research and development	34.9	38.9	35.9	46.3
Selling and marketing	31.0	41.3	30.8	44.8
General and administrative	10.5	21.7	11.9	22.9
Amortization and write-off of
intangible assets	—	4.1	—	6.9
Accelerated depreciation and amortization of property and equipment (Note 5)	—	3.3	—	7.7
Restructuring expense	4.2		2.2
Settlement of litigation (Note 6 and 8)	—	—	—	8.3

Total operating expenses	80.6	109.3	80.8	136.9

Operating loss	(29.1)	(60.8)	(30.7)	(89.9)
Interest income, net	0.3	0.6	0.4	1.0
Other income, net	3.5	4.1	3.6	1.8

Loss from operations before benefit from taxes	(25.3)	(56.1)	(26.7)	(87.2)
Benefit from income taxes	—	—		(0.9)

Net loss	(25.3)%	(56.1)%	(26.7)%	(86.2)%

Comparison of Second Fiscal Quarter of 2003 to Second Fiscal Quarter of 2002

Net sales. We derive our sales from the licensing and sale of our software and systems for advanced media systems for content design, and from services in the form of annual contracts supporting our software and systems. In the case of software and systems, we recognize revenue upon shipment or distribution over the Internet to a customer provided there exists persuasive evidence of an arrangement, the license fee is fixed or determinable, a determination has been made by management that the collection is probable and the Company has no remaining obligations. In the case of services that support our software and systems products, called Platinum Services, we recognize revenue ratably over the life of the service contract.

Our total net sales for the second quarter of fiscal 2003 decreased 22.0% to $5.1 million from $6.6 million for the second quarter of fiscal 2002. Net sales from products for the second quarter of fiscal 2003 decreased 23.8% to $3.9 million from $5.1 million for the second quarter of fiscal 2002. The decrease in net sales from products is due to lower sales of our digital video editing systems (decrease of $1.2 million) due to increased competition resulting in lower unit sales and average selling prices. We recognized approximately $900,000 of previously deferred 844/X revenue during the second quarter of fiscal 2003 due to the delivery of an upgrade, which we announced in the first quarter of fiscal 2003 and shipped in the second quarter of fiscal 2003. We anticipate the trend of lower year-over-year sales of our digital video systems to continue in fiscal 2003, offset by sales from 844/X. Services for the second quarter of fiscal 2003 decreased 15.8% to $1.3 million from $1.5 million for the second quarter of fiscal 2002. The decrease in services is the result of lower sales of service contracts due to lower unit sales of our digital video editing systems and lower renewal rates of these service contracts from our installed base.

Net sales from customers outside of North America accounted for approximately 33.2% and 43.8% of net sales in the second quarter of fiscal 2003 and the second quarter of fiscal 2002, respectively. With the introduction of 844/X in April 2002, we are continuing to develop our indirect distribution channels in North America, Europe, Asia and Latin America and currently anticipate that customers outside North America will continue to account for a substantial portion of our net sales, and as a percentage of net sales, to range between 35% and 45% during the remainder of fiscal 2003.

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

Total cost of sales decreased 26.5% to $2.5 million in the second quarter of fiscal 2003 from $3.4 million in the second quarter of fiscal 2002. The decrease in cost of sales is related to lower unit sales of our digital video editing systems and the elimination of an expense for accelerated depreciation.

Gross profit. Our gross profit decreased 17.2% to $2.6 million in the second quarter of fiscal 2003 from $3.2 million in the second quarter of fiscal 2002. Overall gross profit as a percentage of net sales increased to 51.5% in the second quarter of fiscal 2003 from 48.5% in the second quarter of fiscal 2002. Gross profit as a percentage of net sales of products increased to 41.2% in the second quarter of fiscal 2003 from 38.7% in the second quarter of fiscal 2002, while gross profit as a percentage of net sales of services increased to 82.2% in the second quarter of fiscal 2003 from 81.8% in the second quarter of fiscal 2002. The increase in gross profit for products in the second quarter of fiscal 2003 over the second quarter of fiscal 2002 was the result of higher average selling prices for 844/X and the elimination of an expense for accelerated depreciation of leasehold improvements and other property and equipment located in our former facility and not moved to our new facility. The slightly higher gross profit for services in the second quarter of fiscal 2003 over the second quarter of fiscal 2002 was the result of lower personnel costs related to technical support. During the remainder of fiscal 2003, we currently anticipate that gross margins will remain stable.

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

Research and development expenses decreased 30.1% to $1.8 million in the second quarter of fiscal 2003 from $2.6 million in the second quarter of fiscal 2002. The majority of the decrease in research and development expenses represented lower development costs associated with 844/X, which shipped in April 2002. We currently anticipate our research and development expenses will decrease in absolute dollars in fiscal 2003 versus fiscal 2002 because we believe that ongoing development costs and the cost of improvements to 844/X will not be as high in fiscal 2003 as the development costs incurred in fiscal 2002 when we shipped the first version of the product.

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

Selling and marketing expenses decreased 41.4% to $1.6 million in the second quarter of fiscal 2003 from $2.7 million in the second quarter of fiscal 2002. In the second quarter of fiscal 2002, we were preparing for the introduction of 844/X and incurred significant marketing expenses in connection with these activities. These product launch activities and the expenses associated with them, occurred in the first and second quarters of fiscal 2002. In the second quarter of fiscal 2003 there were no product launch activities still ongoing and the marketing expenses incurred in the period were in support of ongoing promotion and sales of 844/X, which are considerably less than the initial product launch expenses. We currently anticipate that our selling and marketing expenses will decrease in absolute dollars in fiscal 2003 versus fiscal 2002 as we execute our strategy of leveraging the indirect channel of resellers we developed in fiscal 2002 to sell 844/X. Also, in the first half of fiscal 2002, we incurred significant marketing expenses related to the introduction of 844/X and, while we plan to continue aggressively marketing 844/X, we believe our marketing costs in fiscal 2003 will be less than fiscal 2002.

General and administrative. General and administrative expenses consist primarily of salaries and related benefits, travel and outside services for human resources, finance, information technology, legal, and other administrative functions. General and administrative expenses decreased 62.1% to $541,000 in the second quarter of fiscal 2003 from $1.4 million in the second quarter of fiscal 2002. The decrease in general and administrative expenses resulted primarily from lower expenses in the following categories: legal fees; employee-related; occupancy; and outside services. We currently anticipate that our general and administrative expenses will decrease in fiscal 2003 compared to fiscal 2002 as we align our expense structure with anticipated revenue levels.

Amortization of intangible assets. We recorded amortization expense of $273,000 in the second quarter of fiscal 2002 related to the acquisitions of Wired, Inc. and certain assets of Integrated Computing Engines, Inc. During fiscal 2002, we expensed all remaining goodwill related to these acquisitions and, therefore, there was no amortization expense in the second quarter of fiscal 2003.

Accelerated depreciation and amortization of property and equipment. We recorded a charge of $215,000 in the second quarter of fiscal 2002 related primarily to leasehold improvements at our previous facility in Marlborough, Massachusetts. During the second quarter of fiscal 2002 we completed our relocation from this facility to a new facility, also located in Marlborough, Massachusetts, better suited to meet our needs. As a result of this decision and the signing of a lease for the new facility we amortized the remaining book value as of the beginning of fiscal 2002 of all leasehold improvements, furniture and fixtures over the remaining months in fiscal 2002 (four) that we occupied our previous facility and, therefore, there was no such charge in the second quarter of fiscal 2003.

Restructuring expense. We recorded a restructuring expense of $214,000 in the second quarter of fiscal 2003 related to a reduction in force plan implemented during the quarter in an effort to reduce our operating costs going forward. We estimate annual savings as a direct result of this plan of approximately $1.6 million. There was no such expense recorded in the second quarter of fiscal 2002.

Interest income, net. Interest income, net, decreased 67.6% to $12,000 in the second quarter of fiscal 2003 from $37,000 in the second quarter of fiscal 2002. The decrease in interest income, net, resulted from lower cash and cash equivalents due primarily to the net loss incurred in fiscal 2002 and the first half of fiscal 2003. We currently anticipate that interest income will decline in fiscal 2003 versus 2002 due to lower cash levels.

Other income, net. Other income, net declined 33.3% to $180,000 for the second quarter of fiscal 2003 from $270,000 for the second quarter of fiscal 2002. In the second quarters of fiscal 2003 and 2002, other income, net primarily consisted of foreign exchange gains on intercompany transactions with our foreign subsidiaries. Gains and losses on our intercompany transactions with our foreign subsidiaries are impacted by changes in the value of the U.S. dollar relative to certain European currencies.

Tax provision or benefit. We did not record a tax provision or benefit in the second quarters of either fiscal 2003 or 2002 due to the net loss incurred during both periods.

Net loss. As a result of the above factors, we recorded a net loss in the second quarter of fiscal 2003 in the amount of ($1.3) million, or ($0.10) per share, compared to a net loss of ($3.7) million, or ($0.29) per share, in the second quarter of fiscal 2002.

Comparison of First Six Months of Fiscal 2003 to First Six Months of Fiscal 2002

Net sales. We derive our sales from the licensing and sale of our software and systems for advanced media systems for content design, and from services in the form of annual contracts supporting our software and systems. In the case of software and systems, we recognize revenue upon shipment or distribution over the Internet to a customer provided there exists persuasive evidence of an arrangement, the license fee is fixed or determinable, a determination has been made by management that the collection is probable and the Company has no remaining obligations. In the case of services that support our software and systems products, called Platinum Services, we recognize revenue ratably over the life of the service contract.

Our total net sales for the first six months of fiscal 2003 decreased 10.4% to $9.9 million from $11.1 million for the first six months of fiscal 2002. Net sales from products for the first six months of fiscal 2003 decreased 6.4% to $7.4 million from $7.9 million for the first six months of fiscal 2002. The decrease in net sales from products is due to a decrease in sales of our digital video editing systems (decrease of $2.4 million) due to increased competition resulting in lower unit sales and average selling prices. This decrease was partially offset by increased sales of 844/X (increase of $1.9 million), which began shipping in the second quarter of fiscal 2002. We recognized approximately $1.3 million of previously deferred 844/X revenue during the first six months of fiscal 2003 due to the delivery of an upgrade, which we announced in the fourth quarter of fiscal 2002 and shipped in the first quarter of fiscal 2003. Upon shipment of the upgrade we recognized all revenue previously deferred that was associated with the upgrade. We anticipate the trend of lower year-over-year sales of our digital video systems to continue in fiscal 2003, offset by sales from 844/X. Net sales from services for the first six months of fiscal 2003 decreased 20.4% to $2.5 million from $3.1 million for the first six months of fiscal 2002. The decrease in net sales from services is the result of lower sales of service contracts due to lower unit sales of our digital video editing systems and lower renewal rates of these service contracts from our installed base.

Net sales from customers outside of North America accounted for approximately 39.1% and 41.6% of net sales in the first six months of fiscal 2003 and the first six months of fiscal 2002, respectively. With the introduction of 844/X in April 2002, we are continuing to develop our indirect distribution channels in North America, Europe, Asia and Latin America and currently anticipate that customers outside North America will continue to account for a substantial portion of our net sales, and as a percentage of net sales, to range between 35% and 45% during the remainder of fiscal 2003.

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

Total cost of sales decreased 15.7% to $5.0 million in the first six months of fiscal 2003 from $5.9 million in the first six months of fiscal 2002. The decrease in cost of sales is related to lower unit sales of our digital video editing systems and the elimination of an expense for accelerated depreciation, partially offset by increased cost of sales due to higher sales of 844/X.

Gross profit. Our gross profit decreased 4.4% to $5.0 million in the first six months of fiscal 2003 from $5.2 million in the first six months of fiscal 2002. Overall gross profit as a percentage of net sales increased to 50.1% in the first six months of fiscal 2003 from 47.0% in the first six months of fiscal 2002. Gross profit as a percentage of net sales of products increased to 39.4% in the first six months of fiscal 2003 from 33.2% in the first six months of fiscal 2002, while gross profit as a percentage of net sales of services increased to 82.1% in the first six months of fiscal 2003 from 81.7% in the first six months of fiscal 2002. The increase in gross profit for products in the first six months of fiscal 2003 over the first six months of fiscal 2002 was the result of the elimination of an expense for accelerated depreciation of leasehold improvements and other property and equipment located in our former facility and not moved to our new facility. During the remainder of fiscal 2003, we currently anticipate that gross margins will improve slightly from current levels.

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

Research and development expenses decreased 30.5% to $3.6 million in the first six months of fiscal 2003 from $5.1 million in the first six months of fiscal 2002. The majority of the decrease in research and development expenses represented lower development costs associated with 844/X, which shipped in April 2002. We currently anticipate our research and development expenses will decrease in absolute dollars in fiscal 2003 versus fiscal 2002 because we believe that ongoing maintenance costs and the cost of improvements to 844/X will not be as high in fiscal 2003 as the development costs to create the first version of the product.

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

Selling and marketing expenses decreased 38.4% to $3.1 million in the first six months of fiscal 2003 from $5.0 million in the first six months of fiscal 2002. In the first half of fiscal 2002, we were preparing for the introduction of 844/X and incurred significant marketing expenses in connection with these activities. These product launch activities and the expenses associated with them, occurred in the first and second quarters of fiscal 2002. In the first six months of fiscal 2003 there were no product launch activities still ongoing and the marketing expenses incurred in the period were in support of ongoing promotion and sales of 844/X, which are considerably less than the initial product launch expenses. We currently anticipate that our selling and marketing expenses will decrease in absolute dollars in fiscal 2003 versus fiscal 2002 as we execute our strategy of leveraging the indirect channel of resellers we developed in fiscal 2002 to sell 844/X. Also, in the first half of fiscal 2002, we incurred significant marketing expenses related to the introduction of 844/X and, while we plan to continue aggressively marketing 844/X, we believe our marketing costs in fiscal 2003 will be less than fiscal 2002.

General and administrative. General and administrative expenses consist primarily of salaries and related benefits, travel and outside services for human resources, finance, information technology, legal, and other administrative functions. General and administrative expenses decreased 53.2% to $1.2 million in the first six months of fiscal 2003 from $2.5 million in the first six months of fiscal 2002. The decrease in general and administrative expenses resulted primarily from lower expenses in the following categories: legal fees; employee-related; occupancy; and outside services. We currently anticipate that our general and administrative expenses will decrease in fiscal 2003 compared to fiscal 2002 as we align our expense structure with anticipated revenue levels.

Amortization of intangible assets. We recorded amortization expense of $765,000 in the first six months of fiscal 2002 related to the acquisitions of Wired, Inc. and certain assets of Integrated Computing Engines, Inc. During fiscal 2002, we expensed all remaining goodwill related to these acquisitions and, therefore, there was no amortization expense in the first six months of fiscal 2003.

Accelerated depreciation and amortization of property and equipment. We recorded a charge of $849,000 in the first six months of fiscal 2002 related primarily to leasehold improvements at our previous facility in Marlborough, Massachusetts. During the second quarter of fiscal 2002 we completed our relocation from this facility to a new facility, also located in Marlborough, Massachusetts, better suited to meet our needs. As a result of this decision and the signing of a lease for the new facility we amortized the remaining book value as of the beginning of fiscal 2002 of all leasehold improvements, furniture and fixtures over the remaining months in fiscal 2002 (four) that we occupied our previous facility and, therefore, there was no such charge in the first six months of fiscal 2003.

Restructuring expense. We recorded a restructuring expense of $214,000 in the first six months of fiscal 2003 related to a reduction in force plan implemented during the second quarter of fiscal 2003 in an effort to reduce our operating costs going forward. We estimate annual savings as a direct result of this plan of approximately $1.6 million. There was no such expense recorded in the first six months of fiscal 2002.

Settlement of litigation. We agreed to settle litigation brought against us by the former shareholders of Wired, Inc., a company we acquired in December 1999. As part of the settlement, we assigned all rights to the Wired product line, intellectual property relating to Wired products and on-hand inventory related to the Wired product line to the former shareholders. Wired granted us an irrevocable license to use the source code, technology, know how and intellectual property; provided, however, the license does not include the right to sell Wired products or any equivalent products incorporating the source code, technology, know how and intellectual property. In addition, we agreed to provide limited manufacturing and marketing support to the former shareholders. In exchange for all these items, we will receive a royalty of 5% of adjusted gross sales of the assigned products, not to exceed $1.2 million, plus the cost of the inventory assigned. This agreement resulted in a write-off of the remaining goodwill created through the acquisition of Wired. There was no similar expense recorded in the first six months of fiscal 2003. Litigation settlement of $924,000, included in the Consolidated Statements of Operations for the first six months of fiscal year 2002, represents the cost of inventory transferred, the net book value of remaining intangible assets associated with the acquisition, legal fees associated with the settlement, less a reimbursement related to the litigation from the Company’s insurance carrier.

Interest income, net. Interest income, net, decreased 68.7% to $36,000 in the first six months of fiscal 2003 from $115,000 in the first six months of fiscal 2002. The decrease in interest income, net, resulted from lower cash and cash equivalents due primarily to the net loss incurred in fiscal 2002 and the first six months of fiscal 2003. We currently anticipate that interest income will decline in fiscal 2003 versus 2002 due to lower cash levels.

Other income, net. Other income, net increased 88.2% to $352,000 for the first six months of fiscal 2003 from $187,000 for the first six months of fiscal 2002. Other income, net primarily consists of foreign exchange gains on intercompany transactions with our foreign subsidiaries. Gains and losses on our intercompany transactions with our foreign subsidiaries are impacted by changes in the value of the U.S. dollar relative to certain European currencies.

Tax provision or benefit. We did not record a tax provision or benefit in the first six months of either fiscal 2003 or 2002 due to the net loss incurred during both periods.

Net loss. As a result of the above factors, we recorded a net loss in the fist six months of fiscal 2003 in the amount of ($2.7) million, or ($0.20) per share, compared to a net loss of ($9.6) million, or ($0.75) per share, in the first six months of fiscal 2002.

Liquidity and Capital Resources

As of May 31, 2003, our principal sources of liquidity included cash, cash equivalents and marketable securities totaling approximately $2.8 million. This was a decrease of approximately $600,000 million of cash, cash equivalents and marketable securities since the end of our previous fiscal quarter, which ended February 28, 2003. Additionally, we have restricted cash of approximately $250,000 relating to several letters of credit.

During the first six months of fiscal 2003, cash used in operating activities was approximately $2.6 million compared to cash used in operating activities of approximately $11.0 million for the first six months of fiscal 2002. Cash used in operations during the first six months of fiscal 2003 included a net loss of $2.7 million including depreciation and amortization of $683,000 and was affected by changes in assets and liabilities including decreases in accrued expenses of $2.6 million, deferred revenue of $1.6 million, accounts payable of $322,000 and prepaid expenses and other current assets of $266,000. These uses of cash were offset by decreases in restricted cash of $2.9 million (which is related to the decrease in accrued expenses of $2.6 million due to the payment to McRoberts as discussed in Note 9), inventories of $1.3 million and accounts receivable of $28,000. We ended the first six months of fiscal 2003 with days sales outstanding (DSO) of 43. At the end of fiscal 2002, DSOs were 84 due to the deferral of 844/X revenue from the fourth quarter of fiscal 2002 to the first quarter of fiscal 2003. Net cash used in investing activities was $183,000 for the first six months of fiscal 2003 compared to $864,000 for the first six months of fiscal 2002. Cash used in investing activities for the first six months of fiscal 2003 was primarily for purchases of capital equipment of $277,000 and purchases of intangible assets of $32,000, partially offset by net proceeds from sales of marketable securities of $126,000. Net cash provided by financing activities during the first six months of fiscal 2003 was $1.1 million compared to $415,000 for the first six months of fiscal 2002. In the first six months of fiscal 2003, cash provided by financing activities resulted from the sale of preferred stock of $1.0 million and from proceeds from the issuance of common stock pursuant to stock plans of $78,000.

At May 31, 2003, our contractual cash obligations were as follows:

	Total	Less than 1 year	1 –5 years
Lease commitments	$1,142,000	$563,000	$579,000
Inventory commitments	$417,000	$417,000	$—

In addition to the above contractual obligations, the Company has other contractual obligations. The Company has entered into indemnification agreements with the non-employee members of the Board of Directors. Additionally, the Company has from time to time entered into employment and executive retention agreements with certain employees and executive officers, which, among other things, include certain severance and change of control provisions. Under the terms of the Company’s standard product license and sale contracts, the Company indemnifies its customers for the potential liability associated with the infringement of other parties’ technology based upon the Company’s products. There is a possibility that the Company may be liable to any of its customers in the event that there is infringement occurring. The Company is not aware of any infringement related to the

Company’s technology, and therefore has not accrued any amounts for the replacement or refund of any software products sold through May 31, 2003.

We have already taken a series of actions to reduce the negative cash flow we experienced in the past fiscal year including the termination of employees, reductions in the salaries paid to executives and certain other employees, relocation of our facility to lower cost office space and a reduction in the marketing expenses for existing products. However, these expense reductions will not be enough to return us to profitability without revenue growth. Our current operating plan and cash flow projections assume a certain level of revenue and operating expenses. If we fail to achieve our revenue plan then we will reduce our operating expenses as a result of the revised lower revenue expectations in order to conserve cash. Our current cash flow projections also assume we will not require substantial cash for capital purchases or to fund substantial increases in inventory, accounts receivable or other assets and the projections assume we will be able to continue to collect our accounts receivables and will not incur substantial bad debts as a result of the failure of our customers to pay us.

We have recently raised additional capital to fund operations and may need to raise more capital within the next twelve months through the sale of debt or equity securities to fund future operations, develop new and enhance existing products and services, or acquire complementary products, businesses or technologies. At this time, we are in the process of seeking stockholder approval for $1.5 million of the total $2.5 million additional capital committed in the recent round of fundraising. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders may be reduced, our stockholders may experience additional dilution, and such securities may have rights, preferences or privileges senior to those of our existing stockholders (see Cautionary Statements for additional details). Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms our ability to fund existing operations and expansion, take advantage of unanticipated opportunities or develop or enhance our products or services would be significantly limited and we may need to revise our operating plan to reduce operating expenses further. The Company’s ability to continue to operate as a going concern through at least the next twelve months is contingent upon the achievement of forecasted revenue growth from its 844/X product and management’s ability to manage expenses consistent with actual revenues achieved. Although the Company has raised approximately $1 million from a current investor and has an agreement to raise an additional $1.5 million from this investor, which is subject to shareholder approval, management does not believe these funds will be sufficient to sustain operations for at least the next twelve months without the attainment of planned revenue growth, a further reduction in operating expenses, or both. If management is unable to reduce expenses to manageable levels to support its current and anticipated revenue levels, the Company will begin to explore alternatives relating to a sale of all or part of the Company’s business.

Should we require additional capital to fund our operations and are unsuccessful in our efforts to raise sufficient capital; we will examine our alternatives, including the sale or liquidation of part or all of our business.

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

History of Losses and Negative Cash Flows, Expect to Incur Losses in the Future and May Not Achieve or Maintain Profitability. We have incurred substantial operating losses during the past fiscal year and in four of the past five fiscal years, have experienced negative cash flow from ongoing operations in the last fiscal year ended November 30, 2002, and we expect to incur operating losses and negative cash flows for at least the first half of fiscal 2003. We incurred a loss from continuing operations of approximately $2.7 million for the first six months of fiscal 2003 ended May 31, 2003 and as of May 31, 2003 we had an accumulated deficit of approximately $217.0 million.

Over the past four years we have significantly increased our research and development expenses as a percentage of total sales and we plan to continue to invest in new technology, and as a result, we may incur operating losses in future periods. We will need to generate increases in our current sales levels to achieve and maintain profitability and we may not be able to do so. Our current operating plan and cash flow projections assume a certain level of revenue and operating expenses. If we fail to achieve our revenue plan then we will reduce our operating expenses as a result of the reduced revenue expectations in order to conserve cash. If our sales grow more slowly than we anticipate or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenue, our business will be significantly and adversely affected. Although we implemented restructuring programs in July 2002 and again in May 2003 to better align our operations and cost structure with current and anticipated market conditions, these programs will not be sufficient for us to achieve profitability in any future period without revenue growth. Even if we achieve profitability in the future on a quarterly or annual basis, we may not be able to sustain or increase profitability. Our failure to achieve profitability, achieve the level of profitability, or sustain the level of profitability expected by investors and securities analysts may adversely affect the market price of our common stock.

In addition, we expect that we will continue to experience negative operating cash flows in the third quarter of fiscal 2003. Depending on future cash flow, we may need to raise additional capital in the future to meet our cash requirements and we may not be able to find additional financing, if required, on favorable terms or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund existing operations and expansion, take advantage of unanticipated opportunities or develop or enhance our products or services would be significantly limited and we may need to revise our operating plan to reduce operating expenses further.

If We Are Unable to Obtain Additional Capital as Needed in the Future, Our Business May be Adversely Affected and the Market Price for Our Common Stock Could Decline Significantly. We have been unable to fund our operations using cash generated from our business operations and have financed our operations principally through the prior sales of securities and from existing cash on our balance sheet. We may need to raise additional debt or equity capital to fund our existing operations, expand operations, maintain and enhance existing products and services or acquire or invest in complementary products, services, businesses or technologies. At this time, we are in the process of seeking stockholder approval for $1.5 million of the total $2.5 million additional capital committed in the recent round of fundraising. In the future, if we raise additional funds through further issuance of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity or debt securities we issue may have rights, preferences, or privileges superior to those of holders of our common stock. If we do raise capital through the issuance of equity or convertible debt the amount of dilution will depend upon several factors including, but not necessarily limited to, the amount of capital raised, the security or securities issued, the terms of the security and the market price of the company’s common stock. Additionally, the terms of the equity or debt securities we may issue to the investor(s) may have rights, preferences or privileges superior to those of holders of our common stock including, but not limited to, liquidation preferences, anti-dilution provisions, dividends, voting rights, protective provisions, right of first refusal on certain future financing transactions and consent provisions for certain transactions. The effect of some of these new terms may be to provide what is perceived as a disproportionate return to the new investor. For example, a new investor might obtain an equity stake based on current market values, but with the right to some multiple of the investment being required to be returned to the new investor before any return is made to existing shareholders. Even after offering these terms we may not be able to obtain additional financing. If adequate funds are not available to us on terms favorable to us, our business may be adversely affected and the market price for our common stock could decline significantly. If adequate funds are not available or are not available on acceptable terms, our ability to fund existing operations and expansion, take advantage of unanticipated opportunities or develop or enhance our products or services would be significantly limited and we may need to revise our operating plan to reduce operating expenses further. At this time we believe that we will be able to continue to operate our business as a going concern for at least the next twelve months based upon the amount of our existing capital, our current operating plan and our commitment to reduce operating expenses further if we do not achieve the revenues anticipated in our current operating plan. However, we offer no assurances in this regard.

Possibility of NASDAQ Delisting. On May 27, 2003, our stock began trading on the NASDAQ Small Cap Market. At that time, we satisfied all of the listing requirements; however, in order for our stock to remain listed on this stock exchange we must maintain minimum listing requirements including a minimum stock price of $1.00 for 30 consecutive days and minimum stockholders’ equity of $2.5 million. As of May 31, 2003, our stockholders’ equity was $1.2 million and therefore does not meet the minimum listing requirements to remain listed on the NASDAQ Small Cap Market. We are in the process of raising a total of $2.5 million in additional capital, with $1.0 million already received by the Company in May 2003 but not yet classified as stockholders’ equity. The remaining $1.5 million of the $2.5 million of additional capital requires stockholders’ approval. We are in the process of seeking such approval from our stockholders; however, our stockholders may not approve the additional capital. Therefore, we may not be able to raise the additional capital or maintain the minimum-listing requirement for stockholders’ equity. Additionally, we must classify this additional capital as part of permanent equity on our balance sheet in order to satisfy the minimum listing requirement and, currently, the security we issued in raising the $1.0 million and the securities we plan to issue for the remaining $1.5 million of new capital do not satisfy the Securities and Exchange definition for inclusion in permanent equity due to a redemption provision. We are currently in the process of seeking to amend the securities to remove the redemption provision; however, we may be unsuccessful in doing so in which case we will be unable to classify this additional capital in permanent equity and will not satisfy the minimum listing requirement for stockholders’ equity. There can be no assurance that we will be able to take actions sufficient to achieve or maintain compliance with the continued listing criteria of The NASDAQ Small Cap Market. As a result, the price and liquidity of our common stock could be adversely affected, our ability to access the capital markets would likely be more limited, and our ability to generate new sales of our products may be adversely affected and may cause existing customers and vendors to question our viability. Additionally, our stock may be subject to “penny stock” regulations.

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

Risks of Third-Party Claims of Infringement. There has been substantial industry litigation regarding patent, trademark and other intellectual property rights involving technology companies. In the future, litigation may be necessary to enforce any patents issued to us or to enforce trade secrets, trademarks and other intellectual property rights owned by us, to defend ourselves against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. For a description of certain pending litigation instituted against us, see Note 8 to the Interim Unaudited Consolidated Financial Statements included herein. Any such litigation could be costly and a diversion of management’s attention, which could adversely affect our business and operating results and our financial condition. Adverse determinations in any such litigation could result in the loss of our proprietary rights, subject us to significant liabilities, and require us to seek licenses from third parties or prevent us from manufacturing or selling our products, any of which could adversely affect our business and operating results and our financial condition.

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

Similarly, our business and results of operations could be materially adversely affected in the event we fail to complete publicly announced acquisitions or to successfully integrate the business and operations of the previously completed mergers or the acquisitions. In the future, we may continue to acquire or merge with existing businesses, products, and technologies to enhance and expand our line of products. Such mergers and acquisitions may be material in size and in scope. There can be no assurance that we will be able to identify, acquire, or profitably manage additional businesses or successfully integrate any acquired businesses into our business without substantial expenses, delays, or other operational or financial problems. Acquisitions involve a number of special risks and factors, including increasing competition for attractive acquisition candidates in our markets, the technological enhancement and incorporation of acquired products into existing product lines and services, the assimilation of the operations and personnel of the acquired companies, failure to retain key acquired personnel, adverse short-term effects on reported operating results, the amortization of acquired intangible assets, the assumption of undisclosed liabilities of any acquired companies, the failure to achieve anticipated benefits such as cost savings and synergies, as well as the diversion of management’s attention during the acquisition and integration process. We may not be able to operate the acquired businesses properly and may not be able to successfully recover amounts paid for such businesses. Some or all of these special risks and factors may have a material adverse impact on our business, operating results, and financial condition and, as a result, may negatively affect the market price of our common stock.

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

On August 16, 2000, the U.S. Patent and Trademark Office issued an Office Action rejecting all of the claims made by Avid in their latest request for reexamination of the patent related to the aforementioned lawsuit. In addition, the Examiner at the U.S. Patent and Trademark Office designated the action as “final”. Avid filed a Notice of Appeal of the Examiner’s rejections to the U.S. Patent and Trademark Office Board of Patent Appeals and Interferences. On February 20, 2003, oral argument regarding the reexamination of Avid’s U.S. Patent No. 5,045,940 occurred and on March 21, 2003 a decision was rendered rejecting all of Avid’s claims and sustaining the Examiner’s rejection of all claims made on appeal. On May 19, 2003, Avid filed a Notice of Appeal of the Board’s decision to the United States Court of Appeals for the Federal Circuit. The appeal is pending. There can be no assurance that the Company will prevail in the appeal by Avid or that the expense or other effects of the appeal, whether or not the Company prevails, will not have a material adverse effect on the Company’s business, operating results and financial condition. The Company has not made any provision in the accompanying financial statements regarding this matter.

(iii) On October 12, 1999, a lawsuit was filed against the Company by McRoberts Software, Inc. (“MSI”) in the United States DistrictCourt for the Southern District of Indiana. The complaint alleges copyright infringement, breach of contract, and trade secret misappropriation. The complaint includes requests for unspecified monetary damages and enhanced damages, interest, costs and fees. An unfavorable verdict was filed on February 25, 2002 against the Company in the amount of $2.5 million. The Company and MSI filed post-trial motions. Those motions were ruled upon with the trial court reducing the total amount awarded by the jury but assessing prejudgment interest and attorney’s fees. The Company appealed the entire judgment to the United States Court of Appeals for the Seventh Circuit and on May 14, 2003 the appeal court rendered a decision in favor of McRoberts. As part of its decision, the appellate court reinstated a $300,000 trade secret component of damages. On May 29, 2003, the Company released approximately $2.8 million from escrow and later paid the remaining $39,000 escrow and an additional $261,000 from unrestricted cash to pay the judgment. McRoberts is seeking attorneys’ fees of approximately $90,000 for the appeal. That amount remains in dispute and for resolution before the Seventh Circuit and has not been provided for by the Company at May 31, 2003. McRoberts is seeking pre-judgment and post-judgment interest on its trade secret award in an amount yet to be quantified. Claims for interest remain in dispute and have not been provided for the accompanying financial statements at May 31, 2003.

(iv) During the year ended November 30, 2002, the Company settled litigation with the former shareholders of Wired, which was acquired by the Company in fiscal 2000. As part of the settlement, the Company assigned all rights to the Wired product line, intellectual property relating to Wired products and on-hand inventory related to the Wired product line to the former shareholders. In return, Wired granted the Company an irrevocable license to use the source code, technology, know how and intellectual property. In addition, Wired promised to pay the Company a royalty of 5% of adjusted gross sales of the assigned products, not to exceed $1.2 million, plus the cost of the inventory assigned. Litigation settlement included in the Consolidated Statements of Operations for the six months ended May 31, 2002 represents the cost of inventory transferred, the net book value of remaining intangible assets associated with the acquisition, and legal fees associated with the settlement.

(v) From time to time the Company is involved in other disputes and/or litigation encountered in its normal course of business. The Company does not believe that the ultimate impact of the resolution of such other outstanding matters will have a material effect on the Company’s business, operating results or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held an annual meeting of stockholders on April 15, 2003, at which the stockholders approved the following proposals by the number of shares of Common Stock voted below:

Proposal

	Number of Shares
(1) Election of Directors	Voted For	Withheld
John A. Molinari	11,585,403	651,882
Maurice L. Castonguay	11,811,346	425,939
Roger W. Redmond	11,537,621	699,664
Paul J. Severino	11,543,856	693,429

	Number of Shares
(2)	Voted For	Voted Against	Abstained	Broker Non-Votes
To increase the shares authorized for issuance under The Company’s 1986 Employee Stock Purchase Plan By 400,000 to a total of 1,900,000	11,205,494	955,758	76,033	—

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

Exhibits required as part of this Quarterly Report on Form 10-Q are listed on the exhibit index on page 33.

b) Reports on Form 8-K

On April 3, 2003, the Company filed a report on Form 8-K under Item 9 incorporating its press release announcing first quarter 2003 results. In accordance with interim guidance issued by the Securities and Exchange Commission on March 27, 2003, the information in the Form 8-K, which the Company intended to furnish under Item 12 was furnished under Item 9.

On May 21, 2003, the Company filed a report on Form 8-K under Item 5 with respect to the execution of an agreement with Coghill Capital Management, LLC to invest $2.5 million in a new series of class A preferred shares.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Media 100 Inc.

Date: July 15, 2003	By:	/s/ Steven D. Shea
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

Date: July 15, 2003

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

Date: July 15, 2003

/s/ Steven D. Shea
Steven D. Shea
Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Number	Description

99.1	Statement Pursuant to 18 U.S.C. Section 1350, dated as of July 15, 2003