Form 10-Q/A
period 2003-05-31
MEDIA 100 INC
filed 2003-10-15
CIK 713138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

MEDIA 100 INC.

EXPLANATORY NOTE

This amendment No. 1 on Form 10-Q/A to the Registrant’s Quarterly Report on Form 10-Q for the period ended May 31, 2003 is being made to amend Items 1 and 2 of Part I. No other information included in the original report on Form 10-Q is amended by this Form 10-Q/A.

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

MEDIA 100 INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2003	2002	2003	2002
Net sales:
Products	$3,869	$5,079	$7,426	$7,931
Services	1,263	1,500	2,503	3,146
Total net sales	5,132	6,579	9,929	11,077

Cost of sales	2,489	3,303	4,951	5,541
Accelerated depreciation and amortization of property and equipment (Note 5)	—	84	—	331
Gross profit	2,643	3,192	4,978	5,205

Operating expenses:
Research and development	1,789	2,559	3,562	5,126
Selling and marketing	1,591	2,716	3,056	4,964
General and administrative	541	1,427	1,186	2,534
Amortization and write-off of intangible assets	—	273	—	765
Accelerated depreciation and amortization of property and equipment (Note 5)	—	215	—	849
Restructuring expense	214	—	214	—
Settlement of litigation (Notes 6 and 9)	—	—	—	924
Total operating expenses	4,135	7,190	8,018	15,162
Operating loss	(1,492)	(3,998)	(3,040)	(9,957)

Interest income, net	12	37	36	115
Other income, net	180	270	352	187
Loss from operations before benefit from income taxes	(1,300)	(3,691)	(2,652)	(9,655)
Benefit from income taxes		—		(102)

Net loss	$(1,300)	$(3,691)	$(2,652)	$(9,553)

Accretion of convertible preferred stock	457	—	457	—

Net loss attributable to common stockholders	$(1,757)	$(3,691)	$(3,109)	$(9,553)

Loss per share:
Basic	$(0.13)	$(0.29)	$(0.24)	$(0.75)
Diluted	$(0.13)	$(0.29)	$(0.24)	$(0.75)
Weighted average common shares outstanding:
Basic	13,084	12,784	13,061	12,710
Diluted	13,084	12,784	13,061	12,710

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA 100 INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	May 31, 2003	May 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,652)	$(9,553)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	683	2,271
Non-cash settlement of litigation	—	924
Amortization and write-off of intangible assets	—	765
Changes in assets and liabilities:
Restricted cash	2,934	(3,170)
Accounts receivable	28	(166)
Inventories	1,252	(1,518)
Prepaid expenses and other current assets	(266)	(146)
Accounts payable	(322)	884
Accrued expenses	(2,638)	(1,100)
Deferred revenue	(1,617)	(142)

Net cash used in operating activities	(2,598)	(10,951)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchases of equipment	(277)	(822)
Purchase of intangible assets	(32)	(33)
Net proceeds from sales of marketable securities	126	(9)

Net cash used in investing activities	(183)	(864)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	1,045	—
Proceeds from issuance of common stock	78	415

Net cash provided by financing activities	1,123	415

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(113)	(58)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,771)	(11,458)
CASH AND CASH EQUIVALENTS, beginning of period	4,573	17,369

CASH AND CASH EQUIVALENTS, end of period	$2,802	$5,911

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash (received) paid for income taxes	$—	$(102)

NON CASH INVESTING AND FINANCING ACTIVITY:
Accretion of convertible preferred stock attributable to beneficial conversion feature	$457	$—

Change in value of marketable securities	$10	$—

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA 100 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, EXCEPT FOR NOVEMBER 30, 2002 AMOUNTS)

1. Basis of Presentation

The accompanying interim unaudited consolidated financial statements include the accounts of Media 100 Inc. (“the Company”), a Delaware corporation, and its wholly owned subsidiaries. In the opinion of management, the interim consolidated financial statements and disclosures reflect all adjustments necessary for fair presentation. Interim results are not necessarily indicative of results expected for a full year or for any other interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest audited financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002, filed with the Securities and Exchange Commission.

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

The Company has incurred an operating loss during the six months ended May 31, 2003 and operating losses in the past five fiscal years. In addition, it has experienced negative cash flow from ongoing operations during fiscal 2003. The Company incurred a net loss attributable to common stockholders of approximately $3.1 million for the six months ended May 31, 2003 and as of May 31, 2003; the Company had an accumulated deficit of approximately $217 million.

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

	Three months ended May 31,		Six months ended May 31,
	2003	2002	2003	2002
Net loss attributable to common stockholders	$(1,757)	$(3,691)	$(3,109)	$(9,553)
Add: Stock-based employee compensation expense determined under fair value method for all awards	(115)	(416)	(439)	(675)

Pro forma net loss	$(1,872)	$(4,107)	$(3,548)	$(10,228)

Loss per share:
Basic–as reported	$(0.13)	$(0.29)	$(0.24)	$(0.75)

Basic–pro forma	$(0.14)	$(0.32)	$(0.27)	$(0.80)

Diluted-as reported	$(0.13)	$(0.29)	$(0.24)	$(0.75)

Diluted-pro forma	$(0.14)	$(0.32)	$(0.27)	$(0.80)

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Revenues are attributed to geographic areas based on where the customer is located. Segment information for the three and six months ended May 31, 2003 and May 31, 2002 is as follows:

Three months ended May 31, 2003	Digital Video Systems	Services	Corporate	Total
Net sales from external customers	$3,869	1,263		5,132

Gross profit	1,605	1,038		2,643

Depreciation and amortization	312	8		320

Interest income, net			12	12

Six months ended May 31, 2003
Net sales from external customers	$7,426	2,503		9,929

Gross profit	2,923	2,055		4,978

Depreciation and amortization	666	17		683

Interest income, net			36	36

Three months ended May 31, 2002
Net sales from external customers	$5,079	$1,500	$—	$6,579

Gross profit	1,965	1,227	—	3,192

Depreciation and amortization	806	10	—	816

Interest income, net	—	—	37	37

Six months ended May 31, 2002
Net sales from external customers	$7,931	$3,146	$—	$11,077

Gross profit	2,634	2,571	—	5,205

Depreciation and amortization	2,246	25	—	2,271

Interest income, net	—	—	115	115

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

14. New Accounting Standards

On December 31, 2002, SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” was issued. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 148’s amendment of the transition and annual disclosure provisions of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The Company has adopted the annual disclosure provisions of SFAS No. 123 and has begun with quarterly disclosures for the quarter ended May 31, 2003. The adoption of this standard did not have a material impact on the Company’s financial statements.

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

MEDIA 100 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, EXCEPT FOR NOVEMBER 30, 2002 AMOUNTS)

(Continued)

16. Restructuring Expense

In the second quarter of fiscal 2003, Media 100 implemented a restructuring plan to better align its operating costs with its anticipated future revenue stream. The restructuring charge of $214,000 related to the elimination of approximately 25 employees across the following functions: operations (8), product development (11), and selling and marketing (6). The restructuring expense included professional fees relating to the restructuring. At May 31, 2003, $117,000 of the accrued restructuring charge was unexpended. The total cash used related to the restructuring during the quarter was approximately $214,000.

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

18. Convertible Preferred Stock

In May 2003, we issued convertible preferred stock, which contained preferences over our common stock, including liquidation preferences, potential dividend preferences, and voting privileges. The conversion price per share was calculated at 120% of the closing price per common share for the 30 day period ended March 31, 2003, which was determined to be $0.967. At the date of issuance of the preferred stock, our common stock closed at $1.39 per share. As a result, we concluded that a beneficial conversion feature existed in the preferred stock on the date of issuance. We calculated this beneficial conversion feature as the difference between the $0.967 and the $1.39, or $0.423 per share. We issued 1,080,662 shares of preferred stock, which resulted in a beneficial conversion feature of $457,000. This amount has been recorded in our Condensed Consolidated Statements of Operations for the six months ended May 31, 2003.

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

Results of Operations

The following table shows certain consolidated statements of operations data as a percentage of net sales.

	Three months ended May 31,		Six months ended May 31,
	2003	2002	2003	2002
Net sales:
Products	75.4%	77.2%	74.8%	71.6%
Services	24.6	22.8	25.2	28.4

Total net sales	100.0	100.0	100.0	100.0
Cost of sales	48.5	50.2	49.9	50.0
Accelerated depreciation and amortization of property and equipment (Note 5)	—	1.3	—	3.0

Gross profit	51.5	48.5	50.1	47.0

Operating expenses:
Research and development	34.9	38.9	35.9	46.3
Selling and marketing	31.0	41.3	30.8	44.8
General and administrative	10.5	21.7	11.9	22.9
Amortization and write-off of intangible assets	—	4.1	—	6.9
Accelerated depreciation and amortization of property and equipment (Note 5)	—	3.3	—	7.7
Restructuring expense	4.2		2.2
Settlement of litigation (Note 6 and 8)	—	—	—	8.3

Total operating expenses	80.6	109.3	80.8	136.9

Operating loss	(29.1)	(60.8)	(30.7)	(89.9)
Interest income, net	0.3	0.6	0.4	1.0
Other income, net	3.5	4.1	3.6	1.8

Loss from operations before benefit from taxes	(25.3)	(56.1)	(26.7)	(87.2)
Benefit from income taxes	—	—		(0.9)

Net loss	(25.3)%	(56.1)%	(26.7)%	(86.2)%

Accretion of convertible preferred stock	8.9	—	4.6	—

Net loss attributable to common stockholders	(34.2)%	(56.1)%	(31.3)%	(86.2)%

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

Accretion of convertible preferred stock. We recorded an expense of $457,000 in the second quarter of fiscal 2003 for the beneficial conversion feature of the convertible preferred stock we issued in May 2003. There was no such expense recorded for the second quarter of fiscal 2002

Net loss attributable to common stockholders. As a result of the above factors, we recorded a net loss attributable to common stockholders in the second quarter of fiscal 2003 in the amount of ($1.8) million, or ($0.13) per share, compared to a net loss attributable to common stockholders of ($3.7) million, or ($0.29) per share, in the second quarter of fiscal 2002.

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

Accretion of convertible preferred stock. We recorded an expense of $457,000 in the first six months of fiscal 2003 for the beneficial conversion feature of the convertible preferred stock we issued in May 2003. There was no such expense recorded for the second quarter of fiscal 2002

Net loss attributable to common stockholders. As a result of the above factors, we recorded a net loss attributable to common stockholders in the first six months of fiscal 2003 in the amount of ($3.1) million, or ($0.24) per share, compared to a net loss attributable to common stockholders of ($9.6) million, or ($0.75) per share, in the first six months of fiscal 2002.

Liquidity and Capital Resources

As of May 31, 2003, our principal sources of liquidity included cash, cash equivalents and marketable securities totaling approximately $2.8 million. This was a decrease of approximately $600,000 of cash, cash equivalents and marketable securities since the end of our previous fiscal quarter, which ended February 28, 2003. Additionally, we have restricted cash of approximately $250,000 relating to several letters of credit.

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

At May 31, 2003, our contractual cash obligations were as follows:

	Total	Less than 1 year	1-5 years
Lease commitments	$1,142,000	$563,000	$579,000
Inventory commitments	$417,000	$417,000	$—

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

Cautionary Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-

looking statements as a result of certain factors, including those set forth in the following cautionary statements and elsewhere in this Quarterly Report on Form 10-Q. If any of the following risks were to occur, our business, financial condition, or results of operations would likely suffer. In that event, the trading price of our common stock would decline.

History of Losses and Negative Cash Flows, Expect to Incur Losses in the Future and May Not Achieve or Maintain Profitability. We have incurred substantial operating losses during the past fiscal year and in four of the past five fiscal years, have experienced negative cash flow from ongoing operations in the last fiscal year ended November 30, 2002, and we expect to incur operating losses and negative cash flows for at least the first half of fiscal 2003. We incurred a loss from continuing operations of approximately $3.1 million for the first six months of fiscal 2003 ended May 31, 2003 and as of May 31, 2003 we had an accumulated deficit of approximately $217.0 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments. The Company is not a party to any derivative financial instruments or other financial instruments for which the fair value disclosure would be required under Statement of Financial Accounting Standards No. 107 Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments(SFAS No. 107). All of the Company’s investments are in short-term, investment grade commercial paper, certificates of deposit and U.S. Government and agency securities that are carried at fair value on the Company’s books. Accordingly, the Company believes that the market risk of such investments is minimal.

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

Item 4. Controls and Procedures

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

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

Exhibits required as part of this Quarterly Report on Form 10-Q are listed on the exhibit index on page 35.

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