Form 10-Q
period 2003-08-31
MEDIA 100 INC
filed 2003-10-15
CIK 713138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended: August 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From _______ To _______

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	13,195,638 shares
Class	Outstanding at October 7, 2003

MEDIA 100 INC.

PART I - FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

MEDIA 100 INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

(unaudited)

	August 31, 2003	November 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$1,249	$4,573
Available for sale securities, at fair value	—	126
Restricted cash	215	3,184
Accounts receivable, net of allowance for doubtful accounts of $388 in 2003 and $409 in 2002	1,703	2,435
Inventories	1,065	2,447
Prepaid expenses and other current assets	761	516

Total current assets	4,993	13,281

Property and equipment, net	1,349	1,870
Intangible assets, net	102	145

Total assets	$6,444	$15,296

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$711	$1,295
Accrued expenses	2,624	5,588
Deferred revenue	2,759	4,504

Total current liabilities	6,094	11,387

Contingencies (Note 9)

Series A convertible preferred stock, $.01 par value Authorized – 2,500 shares, 1,045 issued and outstanding at August 31, 2003 and none issued and outstanding at November 30, 2002	1,045	—

Stockholders’ equity:
Common stock, $.01 par value, Authorized - 25,000,000 shares - 13,220,000 and 12,977,000 issued and 13,190,000 and 12,947,000 outstanding at August 31, 2003 and November 30, 2002	132	130
Capital in excess of par value	218,368	218,319
Accumulated deficit	(218,944)	(214,319)
Treasury stock, 30,000 shares at cost	(78)	(78)
Accumulated other comprehensive loss	(173)	(143)

Total stockholders’ equity	(695)	3,909

Total liabilities and stockholders’ equity	$6,444	$15,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIA 100 INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2003	2002	2003	2002
Net sales:
Products	$2,138	$3,931	$9,564	$11,862
Services	1,213	1,437	3,716	4,583

Total net sales	3,351	5,368	13,280	16,445

Cost of sales	1,697	2,734	6,648	8,275
Accelerated depreciation and amortization of property and equipment (Note 5)	—	—	—	331

Gross profit	1,654	2,634	6,632	7,839

Operating expenses:
Research and development	1,431	2,101	4,993	7,227
Selling and marketing	1,412	1,650	4,468	6,614
General and administrative	672	796	1,858	3,329
Amortization and write-off of intangible assets	—	279	—	1,044
Accelerated depreciation and amortization of property and equipment (Note 5)	—	—	—	849
Restructuring expense	(21)	299	193	299
Settlement of litigation (Notes 6 and 9)	—	—	—	924

Total operating expenses	3,494	5,125	11,512	20,286

Operating loss	(1,840)	(2,491)	(4,880)	(12,447)

Interest income, net	2	31	38	146
Other (loss) income, net	(135)	204	217	390

Loss from operations before benefit from income taxes	(1,973)	(2,256)	(4,625)	(11,911)
Benefit from income taxes	—	—	—	(102)

Net loss	$(1,973)	$(2,256)	$(4,625)	$(11,809)

Dividend payable to preferred stockholder	89	—	89	—

Accretion of convertible preferred stock	—	—	457	—

Net loss attributable to common stockholders	$(2,062)	$(2,256)	$(5,171)	$(11,809)

Basic and diluted loss per share attributable to common stockholders:
Basic	$(0.16)	$(0.17)	$(0.39)	$(0.92)

Diluted	$(0.16)	$(0.17)	$(0.39)	$(0.92)

Shares used in computing basic and diluted net loss per share	13,196	12,910	13,106	12,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDIA 100 INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	August 31, 2003	August 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,625)	$(11,809)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	974	2,771
Non-cash settlement of litigation	—	924
Amortization and write-off of intangible assets	—	1,044
Changes in assets and liabilities:
Restricted cash	2,969	(3,174)
Accounts receivable	732	455
Inventories	1,382	(957)
Prepaid expenses and other current assets	(245)	(19)
Accounts payable	(584)	(478)
Accrued expenses	(3,053)	(1,451)
Deferred revenue	(1,745)	(371)

Net cash used in operating activities	(4,195)	(13,065)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(378)	(972)
Purchase of intangible assets	(32)	(77)
Proceeds from sales of marketable securities	126	80

Net cash used in investing activities	(284)	(969)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	1,045	—
Proceeds from issuance of common stock	140	621

Net cash provided by financing activities	1,185	621

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(30)	(98)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,324)	(13,511)
CASH AND CASH EQUIVALENTS, beginning of period	4,573	17,369

CASH AND CASH EQUIVALENTS, end of period	$1,249	$3,858

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received for income taxes	$—	$(118)

NON CASH INVESTING AND FINANCING ACTIVITY:
Accretion of convertible preferred stock attributable to beneficial conversion feature	$457	$—

Change in value of marketable securities	$10	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

The Company has incurred an operating loss during the nine months ended August 31, 2003 and operating losses in the past five fiscal years. In addition, it has experienced negative cash flow from ongoing operations during fiscal 2003. The Company incurred a net loss attributable to common stockholders of approximately $5.2 million for the nine months ended August 31, 2003 and as of August 31, 2003 the Company had an accumulated deficit of approximately $219 million.

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

On May 14, 2003, the Company announced that Coghill Capital Management, LLC (“CCM”) executed an agreement to invest $2.5 million in a new series of class A preferred shares that are convertible into common stock. In May 2003, the Company received $1,045,000 of the total $2.5 million. The remaining $1,455,000, received September 3, 2003, was approved at a meeting of stockholders on August 22, 2003. The proceeds of the transaction will provide additional capital for the continued development and marketing of the Company’s 844/X products and for general corporate purposes. Please see Note 15 for further discussion of the preferred shares.

MEDIA 100 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, EXCEPT FOR NOVEMBER 30, 2002 AMOUNTS)

(Continued)

1. Basis of Presentation (continued)

On May 27, 2003, our stock began trading on The Nasdaq SmallCap Market. At that time, we satisfied all of the listing requirements; however, in order for our stock to remain listed on this stock exchange we must maintain minimum listing requirements including minimum stockholders’ equity of $2.5 million. As of August 31, 2003, our stockholders’ equity was negative $695,000 and therefore does not meet the minimum listing requirements to remain listed on The Nasdaq SmallCap Market. The $2.5 million we recently raised in additional capital is expected to be classified in stockholders’ equity in the fourth quarter of fiscal 2003, bringing total stockholders’ equity to approximately $1.8 million. This amount is still below the minimum amount required for continued listing and, therefore, we need to raise additional capital to comply with the minimum-listing requirement for stockholders’ equity. On September 22, 2003, Nasdaq notified us that we do not comply with the minimum listing requirement and denied our request for continued listing on The Nasdaq SmallCap Market. We appealed this decision and a hearing has been scheduled for October 23, 2003 to address this issue. There can be no assurance that we will be able to take actions sufficient to achieve or maintain compliance with the continued listing criteria of The Nasdaq SmallCap Market. As a result, the price and liquidity of our common stock could be adversely affected, our ability to access the capital markets would likely be more limited, and our ability to generate new sales of our products may be adversely affected and may cause existing customers and vendors to question our viability.

The Company’s ability to continue to operate as a going concern through at least the next 12 months is contingent upon the achievement of forecasted revenue growth from its 844/X product and management’s ability to manage expenses consistent with actual revenues achieved. Although the Company has raised approximately $2.5 million from a current investor, management does not believe these funds will be sufficient to sustain operations for at least the next 12 months without the attainment of planned revenue growth, a further reduction in operating expenses, or both. If management is unable to reduce expenses to manageable levels to support its current and anticipated revenue levels, the Company will begin to explore alternatives relating to either obtaining additional capital or a sale of all or part of the Company’s business.

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

As part of the McRoberts litigation discussed in Note 9, the Company had placed approximately $2.8 million in an escrow account as of November 30, 2002 while the case was on appeal. The appellate court rendered its decision in favor of McRoberts on May 14, 2003. Approximately $2.8 million was released from escrow as a partial payment of the judgment during the quarter ended May 31, 2003. During the third quarter of fiscal 2003, the Company released the remaining escrow, as well as, approximately $261,000 as payment for the trade secret judgment awarded during the appeal. Approximately $215,000 and $388,000 of the cash and cash equivalents was restricted under various letters of credit at August 31, 2003 and November 30, 2002, respectively.

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

MEDIA 100 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, EXCEPT FOR NOVEMBER 30, 2002 AMOUNTS)

(Continued)

3. Cash, Cash Equivalents and Available for Sale Securities (continued)

Securities held as of August 31, 2003 and November 30, 2002 consists of the following (in thousands):

Investments available for sale:	Maturity	August 31, 2003	November 30, 2002
Equity securities		$—	$44
Corporate obligations	Less than 1 year	—	82

Total investments available for sale		$—	$126

Marketable securities had a cost of $116 and a market value of $126 at November 30, 2002.

4. Inventories

Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following (in thousands):

	August 31, 2003	November 30, 2002
Raw materials	$414	$846
Work-in-process	271	403
Finished goods	380	1,198

	$1,065	$2,447

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

5. Property and Equipment, net

Property and equipment, net, at August 31, 2003 and November 30, 2002 is stated at cost, less accumulated depreciation and amortization, and consists of the following (in thousands):

	August 31, 2003	November 30, 2002
Machinery and equipment	$4,583	$4,445
Purchased software	1,677	1,677
Furniture and fixtures	47	59
Leasehold improvements	635	653

	$6,942	$6,834
Less accumulated depreciation and amortization	(5,593)	(4,964)

	$1,349	$1,870

In connection with the signing of the lease amendment for the Company’s principal facility in January 2002, the Company revised the estimated useful life of leasehold improvements and certain furniture and fixtures that would not be moved to the new facility. The charge has been reflected as accelerated depreciation and amortization of property and equipment in the accompanying

MEDIA 100 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, EXCEPT FOR NOVEMBER 30, 2002 AMOUNTS)

(Continued)

5. Property and Equipment, net (continued)

Condensed Consolidated Statements of Operations. Amounts classified as leasehold improvements are additions related to the Company’s new principal facility.

6. Intangible Assets

Intangible assets, net at August 31, 2003 and November 30, 2002 consist of the following (in thousands):

	August 31, 2003	November 30, 2002
Patents and trademarks	$580	$548
Less accumulated amortization	(478)	(403)

	$102	$145

Patents and trademarks are being amortized over three years.

During the year ended November 30, 2002, the Company settled litigation with the former shareholders of Wired, which was acquired by the Company in fiscal 2000. As part of the settlement, the Company assigned all rights to the Wired product line, intellectual property relating to Wired products and on-hand inventory related to the Wired product line to the former shareholders. In return, Wired granted the Company an irrevocable license to use the source code, technology, know how and intellectual property; provided however, the license does not include the right to sell Wired products or any equivalent products incorporating the source code, technology, know how and intellectual property. In addition, Wired promised to pay the Company a royalty of 5% of adjusted gross sales of the assigned products not to exceed $1.2 million, plus the cost of the inventory assigned. The Company recorded approximately $25,000 in royalty income during the nine months ended August 31, 2003. Litigation settlement included in the Condensed Consolidated Statements of Operations for the nine months ended August 31, 2002 represents the cost of inventory transferred, the net book value of remaining intangible assets associated with the acquisition, and legal fees associated with the settlement.

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

The Company excludes potentially dilutive securities from its diluted net income (loss) per share computation when either the exercise price of the securities exceeds the fair value of the Company’s common stock or when the Company reports a net loss and the effect of including such securities would be antidilutive. Options to purchase approximately 3,027,000 and 3,072,000 weighted average shares of common stock have been excluded from the computation of diluted average shares outstanding at August 31, 2003 and August 31, 2002, respectively, as the effect of their inclusion would have been antidilutive.

In May 2003, we issued convertible preferred stock that includes a dividend and a beneficial conversion feature (see Note 18). For purposes of calculating our net loss attributable to common stockholders, we included the dividend for the third quarter of fiscal 2003 and included both the dividend and the beneficial conversion feature for the nine months ended August 31, 2003.

8. Accounting for Stock Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company’s common stock at the date of the grant. The Company follows the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” for all employee awards.

MEDIA 100 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, EXCEPT FOR NOVEMBER 30, 2002 AMOUNTS)

(Continued)

8. Accounting for Stock Based Compensation (continued)

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee awards (in thousands, except per share data).

	Three months ended August 31,		Nine months ended August 31,
	2003	2002	2003	2002
Net loss attributable to common stockholders	$(2,062)	$(2,256)	$(5,171)	$(11,809)
Add: Stock-based employee compensation expense determined under fair value method for all awards	(146)	(440)	(585)	(1,115)

Pro forma net loss	$(2,208)	$(2,696)	$(5,756)	$(12,924)

Loss per share:
Basic–as reported	$(0.16)	$(0.17)	$(0.39)	$(0.92)

Basic–pro forma	$(0.17)	$(0.21)	$(0.44)	$(1.01)

Diluted–as reported	$(0.16)	$(0.17)	$(0.39)	$(0.92)

Diluted–pro forma	$(0.17)	$(0.21)	$(0.44)	$(1.01)

Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and is amortized over the stock option’s vesting period.

9. Contingencies

The Company provides accruals for all direct costs, such as legal fees, associated with the estimated resolution of known contingencies. The accrual is established at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.

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

On October 12, 1999, a lawsuit was filed against the Company by McRoberts Software, Inc. (“MSI”) in the United States District Court for the Southern District of Indiana. The complaint alleged copyright infringement, breach of contract, and trade secret misappropriation. The complaint included requests for unspecified monetary damages and enhanced damages, interest, costs and fees. An unfavorable verdict was filed on February 25, 2002 against the Company in the amount of $2.5 million. The Company and MSI filed post-trial motions. Those motions were ruled upon with the trial court reducing the total amount awarded by the jury but assessing prejudgment interest and attorney’s fees. The Company appealed the entire judgment to the United States Court

MEDIA 100 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, EXCEPT FOR NOVEMBER 30, 2002 AMOUNTS)

(Continued)

9. Contingencies (continued)

of Appeals for the Seventh Circuit and on May 14, 2003 the appeal court rendered a decision in favor of McRoberts. As part of its decision, the appellate court reinstated a $300,000 trade secret component of damages. On May 29, 2003, the Company released approximately $2.8 million from escrow and later paid the remaining $39,000 escrow and an additional $261,000 from unrestricted cash to pay the judgment. McRoberts motion seeking attorneys’ fees of approximately $90,000 for the appeal was denied. McRoberts is seeking pre-judgment and post-judgment interest on its trade secret award in an amount yet to be quantified. Claims for interest remain in dispute and have not been provided for the accompanying financial statements at August 31, 2003.

During the year ended November 30, 2002, the Company settled litigation with the former shareholders of Wired, which was acquired by the Company in fiscal 2000. As part of the settlement, the Company assigned all rights to the Wired product line, intellectual property relating to Wired products and on-hand inventory related to the Wired product line to the former shareholders. In return, Wired granted the Company an irrevocable license to use the source code, technology, know how and intellectual property; provided however, the license does not include the right to sell Wired products or any equivalent products incorporating the source code, technology, know how and intellectual property. In addition, Wired promised to pay the Company a royalty of 5% of adjusted gross sales of the assigned products not to exceed $1.2 million, plus the cost of the inventory assigned. The Company has recorded approximately $25,000 in royalty income during the nine months ended August 31, 2003. Litigation settlement included in the Condensed Consolidated Statements of Operations for the nine months ended August 31, 2002 represents the cost of inventory transferred, the net book value of remaining intangible assets associated with the acquisition, and legal fees associated with the settlement.

From time to time the Company is involved in other disputes and/or litigation encountered in its normal course of business. The Company does not believe that the ultimate impact of the resolution of such other outstanding matters will have a material effect on the Company’s business, operating results or financial condition.

Under the terms of the Company’s standard product license and sale contracts, the Company indemnifies its customers for the potential liability associated with the infringement of other parties’ technology based upon the Company’s products. There is a possibility that the Company may be liable to any of its customers in the event that there is infringement occurring. The Company is not aware of any infringement related to the Company’s technology, and therefore has not accrued any amounts for the replacement or refund of any software products sold through August 31, 2003.

10. Income Taxes

The Company recorded an income tax benefit of $102,000 during the nine months ended August 31, 2002 as the Company received a refund from the U.S. Government related to a prior period payment.

11. Accrued Expenses

Accrued expenses at August 31, 2003 and November 30, 2002 consist of the following (in thousands):

	August 31, 2003	November 30, 2002
Payroll, payroll taxes and other taxes	$824	$838
Accrued warranty	525	525
Accrued restructuring	10	14
Accrued inventory	442	241
Accrued legal	26	3,015
Accrued selling and marketing	204	205
Accrued other	593	750

	$2,624	$5,588

MEDIA 100 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, EXCEPT FOR NOVEMBER 30, 2002 AMOUNTS)

(Continued)

12. Comprehensive loss

The Company records items of comprehensive income or loss in accordance with SFAS No.130, Reporting Comprehensive Income, and presents such information in the statement of stockholders’ equity. The components of accumulated other comprehensive loss are as follows (in thousands):

	Three months ended August 31,		Nine months ended August 31,
	2003	2002	2003	2002
Net loss	$(1,973)	$(2,256)	$(4,625)	$(11,809)

Cumulative translation adjustment	83	(40)	(20)	(98)
Unrealized holding gain on available for sale securities	—	—	(10)	—

Total comprehensive loss	$(1,890)	$(2,296)	$(4,655)	$(11,907)

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Revenues are attributed to geographic areas based on where the customer is located. Segment information for the three and nine months ended August 31, 2003 and August 31, 2002 is as follows:

	Digital Video Systems	Services	Corporate	Total
Three months ended August 31, 2003
Net sales from external customers	$2,138	1,213	—	3,351

Gross profit	615	1,039	—	1,654

Depreciation and amortization	284	7	—	291

Interest income, net	—	—	2	2

Nine months ended August 31, 2003
Net sales from external customers	$9,564	3,716	—	13,280

Gross profit	3,538	3,094	—	6,632

Depreciation and amortization	950	24	—	974

Interest income, net	—	—	38	38

Three months ended August 31, 2002
Net sales from external customers	$3,931	1,437	—	5,368

Gross profit	1,453	1,181	—	2,634

Depreciation and amortization	491	9	—	500

Interest income, net	—	—	31	31

Nine months ended August 31, 2002
Net sales from external customers	$11,862	4,583	—	16,445

Gross profit	4,087	3,752	—	7,839

Depreciation and amortization	2,737	34	—	2,771

Interest income, net	—	—	146	146

Interest income is considered a corporate level activity and is, therefore, not allocated to segments. Management believes transfers between geographic areas are accounted for on an arms length basis.

MEDIA 100 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, EXCEPT FOR NOVEMBER 30, 2002 AMOUNTS)

(Continued)

13. Segment Information (continued)

Net sales by geographic area for the quarters ended August 31, 2003 and 2002 were as follows (in thousands):

	Three Months Ended
	August 31, 2003	August 31, 2002
North America	$2,206	$2,889
United Kingdom, Sweden, Denmark and Norway	381	665
France, Spain and Benelux	243	408
Germany, Austria and Switzerland	132	333
Asia, Japan and other foreign countries	389	1,073

	$3,351	$5,368

	Nine Months Ended
	August 31, 2003	August 31, 2002
North America	$8,250	$9,363
United Kingdom, Sweden, Denmark and Norway	1,778	2,032
France, Spain and Benelux	1,058	1,041
Germany, Austria and Switzerland	697	921
Asia, Japan and other foreign countries	1,497	3,088

	$13,280	$16,445

Long-lived tangible assets by geographic area as of August 31, 2003 and November 30, 2002 consist of the following (in thousands):

	August 31, 2003	November 30, 2002
United States	$1,257	$1,741
United Kingdom	53	63
Germany	15	19
France	24	47

	$1,349	$1,870

14. New Accounting Standards

On December 31, 2002, SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” was issued. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25. SFAS No. 148’s amendment of the transition and annual disclosure provisions of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The Company has adopted

MEDIA 100 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, EXCEPT FOR NOVEMBER 30, 2002 AMOUNTS)

(Continued)

14. New Accounting Standards (continued)

the annual disclosure provisions of SFAS No. 123 and has begun with quarterly disclosures for the quarter ended May 31, 2003. The adoption of this standard did not have a material impact on the Company’s financial statements.

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

During May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Other than classifying the convertible preferred stock as part of stockholders’ equity on our balance sheet, the Company does not expect the adoption of SFAS No. 150 to have a significant impact on its results of operations or financial position.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities, and activities of another entity. Previously, a company generally has included other entities in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that guidance by requiring variable interest entities, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns. Interpretation No. 46 also requires disclosure about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. On October 8, the FASB deferred the effective date of Interpretation No. 46 until the end of periods ending after December 15, 2003. The Company does not believe the adoption of Interpretation No. 46 will have a material impact on its consolidated financial statements.

15. Series A Convertible Preferred Stock

On May 14, 2003, Media 100 Inc. (“Media 100”) entered into a Series A Convertible Preferred Stock Purchase Agreement pursuant to which Media 100 will sell and issue 2,500 shares of its Series A Convertible Preferred Stock, par value $.01 per share, in a private placement to CCM Master Fund Ltd. (“CCM”) for an aggregate purchase price of up to $2,500,000. According to the agreement, the Company must meet certain covenants regarding stockholders’ equity or be required to pay cash dividends. On May 14, 2003, the Company issued 1,045 shares for approximately $1.0 million. These covenants include achieving a minimum level of stockholders’ equity by September 2003 and May 2004 of $3.4 million and $4.9 million, respectively. If these levels are not met, the dividend is 10% and 20% of the funds invested, respectively. We did not achieve the minimum level required in September 2003 and, therefore, will pay the 10% dividend in May 2004. There is the potential that the dividend will increase to 20% if we do not have at least $4.9 million in stockholders’ equity on May 31, 2004. In addition, the preferred stock has certain liquidation preferences including potentially receiving 200% of the funds invested in the event of a liquidating event such as a change in control of the Company. For a further explanation of the terms of the stock purchase agreement, see our Form 8-K filed on May 21, 2003.

The Preferred Shares are convertible into Common Stock at an initial conversion price of $0.967, initially representing 2,585,315 shares of common stock. Subject to certain conditions, each Preferred Share carries a mandatory conversion provision whereby if the closing price of Media 100’s Common Stock exceeds 300% of the conversion price for 45 consecutive trading days, the Preferred Shares shall automatically convert into Common Stock at the conversion price then in effect. The Preferred Shares are subject to the terms and conditions of the Certificate of Designation of Series A Convertible Preferred Stock, which under certain circumstances are mandatorily redeemable based on events beyond the Company’s control. Accordingly, the carrying value of the preferred shares has been shown as an obligation of the Company and excluded from Stockholders’ equity.

Under the terms of the agreement, the Company sought and received stockholder approval for $1,455,000 of the purchase amount because this transaction combined with CCM’s existing ownership, will exceed the 20% threshold requirement of the The NASDAQ Stock Market, Inc. Under terms of the purchase agreement, under certain circumstances, CCM may exercise a right of first refusal to subscribe for certain equity issued by the Company in its future financings. The amount was received on September 3, 2003.

MEDIA 100 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, EXCEPT FOR NOVEMBER 30, 2002 AMOUNTS)

(Continued)

15. Series A Convertible Preferred Stock (continued)

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

16. Restructuring Expense

In the second quarter of fiscal 2003, Media 100 implemented a restructuring plan to better align its operating costs with its anticipated future revenue stream. The restructuring charge of $214,000 related to the elimination of approximately 25 employees across the following functions: operations (8), product development (11), and selling and marketing (6). The restructuring expense included professional fees relating to the restructuring. At August 31, 2003, $117,000 of the accrued restructuring charge was unexpended. The total cash used related to the restructuring during the quarter was approximately $214,000.

17. Notes Receivable

As part of the Digital Origin, Inc. (“DO”) acquisition in May 2000, Media 100 acquired an investment in a private company consisting of series A & B preferred and common stock. At the time, no value had been placed on either the preferred or common stock due to the uncertainty of realization of value from the investment. In addition to the series A & B preferred stock, the company also has series C, D, and E preferred stock outstanding which would have been given preference in a liquidation event. On May 12, 2003, the private company converted all outstanding preferred stock into secured promissory notes. In the recapitalization, Media 100 received a promissory note in the amount of $934,615 in exchange for its series B preferred stock and a promissory note in the amount of $674,326 in exchange for its series A preferred stock. The private company has approximately $10.5 million of these notes outstanding to all debt holders. Payments under the Series B commence May 1, 2009 and payments under series A commence May 1, 2012. Given the extended time period before the notes are payable to Media 100, combined with the fact that the notes are non-interest bearing, Media 100 continues to ascribe no value to this investment in its accompanying financial statements. The Company will periodically reevaluate its accounting for these notes based on changes in fact and circumstances as they may occur.

18. Convertible Preferred Stock Beneficial Conversion Feature

In May 2003, we issued convertible preferred stock, which contained preferences over our common stock, including liquidation preferences, potential dividend preferences, and voting privileges. The conversion price per share was calculated at 120% of the closing price per common share for the 30 day period ended March 31, 2003, which was determined to be $0.967. At the date of issuance of the preferred stock, our common stock closed at $1.39 per share. As a result, we concluded that a beneficial conversion feature existed in the preferred stock on the date of issuance. We calculated this beneficial conversion feature as the difference between the $0.967 and the $1.39, or $0.423 per share. We issued 1,080,662 shares of preferred stock, which resulted in a beneficial conversion feature of $457,000. This amount has been recorded in our Condensed Consolidated Statements of Operations for the nine months ended August 31, 2003.

In September 2003, we issued additional shares of convertible preferred stock with the same preferences as the May 2003 issuance. The September 2003 issuance will also have a beneficial conversion feature of approximately $100,000. This amount will be recorded as an expense in our fourth quarter of fiscal 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim unaudited consolidated financial statements and the related notes appearing elsewhere in this report. The discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The preparation of these requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including those related to product returns, bad debts, inventories, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Statements” and elsewhere in this report.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations addresses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventories, the impairment of long lived assets, legal contingencies and discontinued operations. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies most significantly affect the portrayal of our financial condition and require management’s most difficult and subjective judgments.

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

Legal Contingencies

We are currently involved in legal proceedings. As discussed in Note 9 of the consolidated financial statements, as of August 31, 2003, we have provided accruals for all direct costs associated with the estimated resolution of known contingencies. The accrual is established at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Litigation could take several years to complete. Accordingly, actual legal fees and, possibly, damages awards or settlements, could differ significantly from our estimates. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions, or the effectiveness of our strategies, related to these proceedings.

Results of Operations

The following table shows certain consolidated statements of operations data as a percentage of net sales.

	Three months ended August 31,		Nine months ended August 31,
	2003	2002	2003	2002
Net sales:
Products	63.8%	73.2%	72.0%	72.1%
Services	36.2	26.8	28.0	27.9

Total net sales	100.0	100.0	100.0	100.0
Cost of sales	50.6	50.9	50.1	50.3
Accelerated depreciation and amortization of property and equipment (Note 5)	—	—	—	2.0

Gross profit	49.4	49.1	49.9	47.7

Operating expenses:
Research and development	42.7	39.2	37.6	44.0
Selling and marketing	42.1	30.7	33.6	40.2
General and administrative	20.1	14.8	14.0	20.2
Amortization and write-off of intangible assets	—	5.2	—	6.4
Accelerated depreciation and amortization of property and equipment (Note 5)	—	—	—	5.2
Restructuring expense	(0.6)	5.6	1.5	1.8
Settlement of litigation (Note 6 and 9)	—	—	—	5.6

Total operating expenses	104.3	95.5	86.7	123.4

Operating loss	(54.9)	(46.4)	(36.8)	(75.7)
Interest income, net	0.1	0.6	0.3	0.9
Other income, net	(4.0)	3.8	1.7	2.4

Loss from operations before benefit from taxes	(58.8)	(42.0)	(34.8)	(72.4)
Benefit from income taxes	—	—	—	(0.6)

Net loss	(58.8)%	(42.0)%	(34.8)%	(71.8)%

Dividend payable to preferred stockholder	2.7	0.0	0.7	0.0

Accretion of convertible preferred stock	0.0	0.0	3.4	0.0

Net loss attributable to common stockholders	(61.5)%	(42.0)%	(38.9)%	(71.8)%

Comparison of Third Fiscal Quarter of 2003 to Third Fiscal Quarter of 2002

Net sales. We derive our sales from the licensing and sale of our software and systems for content design, and from services in the form of annual contracts supporting our software and systems. In the case of software and systems, we recognize revenue upon shipment or distribution over the Internet to a customer provided there exists persuasive evidence of an arrangement, the license fee is fixed or determinable, a determination has been made by management that the collection is probable and the Company has no remaining obligations. In the case of services that support our software and systems products, called Platinum Services, we recognize revenue ratably over the life of the service contract.

Our total net sales for the third quarter of fiscal 2003 decreased 37.6% to $3.4 million from $5.4 million for the third quarter of fiscal 2002. Net sales from products for the third quarter of fiscal 2003 decreased 45.6% to $2.1 million from $3.9 million for the third quarter of fiscal 2002. The decrease in net sales from products is due to lower sales of our digital video editing systems (decrease of $1.5 million) due to increased competition resulting in lower unit sales and average selling prices and lower sales of 844/X (decrease of $300,000) due to initial shipments of the product to the reseller channel in the prior year. We anticipate the trend of lower year-over-year sales of our digital video systems to continue in fiscal 2003, offset by increased sales from 844/X. Services for the third quarter of fiscal 2003 decreased 15.6% to $1.2 million from $1.4 million for the third quarter of fiscal 2002. The decrease in services is the result of lower sales of service contracts due to lower unit sales of our digital video editing systems and lower renewal rates of these service contracts from our installed base.

Net sales from customers outside of North America accounted for approximately 34.2% and 46.2% of net sales in the third quarter of fiscal 2003 and the third quarter of fiscal 2002, respectively. With the introduction of 844/X in April 2002, we are continuing to develop our indirect distribution channels in North America, Europe, Asia and Latin America and currently anticipate that customers outside North America will continue to account for a substantial portion of our net sales, and as a percentage of net sales, to range between 35% and 45% during the remainder of fiscal 2003.

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

Total cost of sales decreased 37.9% to $1.7 million in the third quarter of fiscal 2003 from $2.7 million in the third quarter of fiscal 2002. The decrease in cost of sales is related to lower unit sales of our digital video editing systems.

Gross profit. Our gross profit decreased 37.2% to $1.7 million in the third quarter of fiscal 2003 from $2.6 million in the third quarter of fiscal 2002. Overall gross profit as a percentage of net sales increased to 49.4% in the third quarter of fiscal 2003 from 49.1% in the third quarter of fiscal 2002. Gross profit as a percentage of net sales of products decreased to 28.8% in the third quarter of fiscal 2003 from 37.0% in the third quarter of fiscal 2002, while gross profit as a percentage of net sales of services increased to 85.7% in the third quarter of fiscal 2003 from 82.2% in the third quarter of fiscal 2002. The decrease in gross profit for products in the third quarter of fiscal 2003 over the third quarter of fiscal 2002 was the result of lower unit sales of our digital video editing products and 844/X. The higher gross profit for services in the third quarter of fiscal 2003 over the third quarter of fiscal 2002 was the result of lower personnel costs related to technical support. During the remainder of fiscal 2003, we currently anticipate that gross margins will remain stable.

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

Research and development expenses decreased 31.9% to $1.4 million in the third quarter of fiscal 2003 from $2.1 million in the third quarter of fiscal 2002. The majority of the decrease in research and development expenses represented lower development costs associated with 844/X, which shipped in April 2002. We currently anticipate our research and development expenses will decrease in absolute dollars in fiscal 2003 versus fiscal 2002 because we believe that ongoing development costs and the cost of improvements to 844/X will not be as high in fiscal 2003 as the development costs incurred in fiscal 2002 when we shipped the first version of the product.

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

Selling and marketing expenses decreased 14.4% to $1.4 million in the third quarter of fiscal 2003 from $1.7 million in the third quarter of fiscal 2002. We currently anticipate that our selling and marketing expenses will decrease in absolute dollars in fiscal 2003 versus fiscal 2002 because, in fiscal 2002, we incurred significant marketing expenses related to the introduction of 844/X and, while we plan to continue aggressively marketing 844/X, we believe our marketing costs in fiscal 2003 will be less than fiscal 2002.

General and administrative. General and administrative expenses consist primarily of salaries and related benefits, travel and outside services for human resources, finance, information technology, legal, and other administrative functions. General and administrative expenses decreased 15.6% to $672,000 in the third quarter of fiscal 2003 from $796,000 in the third quarter of fiscal 2002. The decrease in general and administrative expenses resulted primarily from lower expenses in the following categories: legal fees; employee-related; occupancy; and outside services. We currently anticipate that our general and administrative expenses will decrease in fiscal 2003 compared to fiscal 2002 as we align our expense structure with anticipated revenue levels.

Amortization of intangible assets. We recorded amortization expense of $279,000 in the third quarter of fiscal 2002 related to the acquisitions of Wired, Inc. and certain assets of Integrated Computing Engines, Inc. During fiscal 2002, we expensed all remaining goodwill related to these acquisitions and, therefore, there was no amortization expense in the third quarter of fiscal 2003.

Restructuring expense. We reversed $21,000 of restructuring expense in the third quarter of fiscal 2003 because it was determined that the estimate made in the second quarter of fiscal 2003 related to a reduction in force plan implemented during the second quarter of fiscal 2003 was not necessary. In the third quarter of fiscal 2002, we recorded restructuring expense of $299,000 related to a reduction in force.

Interest income, net. Interest income, net, decreased 93.5% to $2,000 in the third quarter of fiscal 2003 from $31,000 in the third quarter of fiscal 2002. The decrease in interest income, net, resulted from lower cash and cash equivalents due primarily to the net loss incurred in fiscal 2002 and the first nine months of fiscal 2003. We currently anticipate that interest income will decline in fiscal 2003 versus 2002 due to lower cash levels.

Other income (loss), net. Other loss, net was $135,000 for the third quarter of fiscal 2003 versus other income, net of $204,000 for the third quarter of fiscal 2002. Other income (loss), net primarily consists of foreign exchange gains or losses on intercompany transactions with our foreign subsidiaries. Gains and losses on our intercompany transactions with our foreign subsidiaries are impacted by changes in the value of the U.S. dollar relative to certain European currencies.

Tax provision or benefit. We did not record a tax provision or benefit in the third quarters of either fiscal 2003 or 2002 due to the net loss incurred during both periods.

Net loss. As a result of the above factors, we recorded a net loss in the third quarter of fiscal 2003 in the amount of ($2.0) million, or ($0.15) per share, compared to a net loss of ($2.3) million, or ($0.17) per share, in the third quarter of fiscal 2002.

Dividend payable to preferred stockholder. We recorded a dividend payable to our preferred stockholder of $89,000 in the third quarter of fiscal 2003 versus $0 in the third quarter of fiscal 2002. In May 2003, we issued preferred stock in a private placement to raise capital to fund ongoing operations.

Net loss attributable to common stockholders. As a result of the above factors, we recorded a net loss attributable to common stockholders in the third quarter of fiscal 2003 in the amount of ($2.1) million, or ($0.16) per share, compared to a net loss attributable to common stockholders of ($2.3) million, or ($0.17) per share, in the third quarter of fiscal 2002.

Comparison of First Nine Months of Fiscal 2003 to First Nine Months of Fiscal 2002

Net sales. We derive our sales from the licensing and sale of our software and systems for content design, and from services in the form of annual contracts supporting our software and systems. In the case of software and systems, we recognize revenue upon shipment or distribution over the Internet to a customer provided there exists persuasive evidence of an arrangement, the license fee is fixed or determinable, a determination has been made by management that the collection is probable and the Company has no remaining obligations. In the case of services that support our software and systems products, called Platinum Services, we recognize revenue ratably over the life of the service contract.

Our total net sales for the first nine months of fiscal 2003 decreased 19.2% to $13.3 million from $16.4 million for the first nine months of fiscal 2002. Net sales from products for the first nine months of fiscal 2003 decreased 19.4% to $9.6 million from $11.9 million for the first nine months of fiscal 2002. The decrease in net sales from products is due to a decrease in sales of our digital video editing systems (decrease of $4.0 million) due to increased competition resulting in lower unit sales and average selling prices. This decrease was partially offset by increased sales of 844/X (increase of $1.6 million), which began shipping in the second quarter of fiscal 2002. We recognized approximately $1.3 million of previously deferred 844/X revenue during the first nine months of fiscal 2003 due to the delivery of an upgrade, which we announced in the fourth quarter of fiscal 2002 and shipped in the first quarter of fiscal 2003. Upon shipment of the upgrade we recognized all revenue previously deferred that was associated with the upgrade. We anticipate the trend of lower year-over-year sales of our digital video systems to continue in fiscal 2003, offset by sales from 844/X. Net sales from services for the first nine months of fiscal 2003 decreased 18.9% to $3.7 million from $4.6 million for the first nine months of fiscal 2002. The decrease in net sales from services is the result of lower sales of service contracts due to lower unit sales of our digital video editing systems and lower renewal rates of these service contracts from our installed base.

Net sales from customers outside of North America accounted for approximately 37.9% and 43.1% of net sales in the first nine months of fiscal 2003 and the first nine months of fiscal 2002, respectively. With the introduction of 844/X in April 2002, we are continuing to develop our indirect distribution channels in North America, Europe, Asia and Latin America and currently anticipate that customers outside North America will continue to account for a substantial portion of our net sales, and as a percentage of net sales, to range between 35% and 45% during the remainder of fiscal 2003.

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

Total cost of sales decreased 19.7% to $6.6 million in the first nine months of fiscal 2003 from $8.3 million in the first nine months of fiscal 2002. The decrease in cost of sales is related to lower unit sales of our digital video editing systems and the elimination of an expense for accelerated depreciation, partially offset by increased cost of sales due to higher sales of 844/X.

Gross profit. Our gross profit decreased 15.4% to $6.6 million in the first nine months of fiscal 2003 from $7.8 million in the first nine months of fiscal 2002. Overall gross profit as a percentage of net sales increased to 49.9% in the first nine months of fiscal 2003 from 47.7% in the first nine months of fiscal 2002. Gross profit as a percentage of net sales of products increased to 37.0% in the first nine months of fiscal 2003 from 34.5% in the first nine months of fiscal 2002, while gross profit as a percentage of net sales of services increased to 83.3% in the first nine months of fiscal 2003 from 81.9% in the first nine months of fiscal 2002. The increase in gross profit for products in the first nine months of fiscal 2003 over the first nine months of fiscal 2002 was the result of the elimination of an expense for accelerated depreciation of leasehold improvements and other property and equipment located in our former facility and not moved to our new facility. During the remainder of fiscal 2003, we currently anticipate that gross margins will improve slightly from current levels.

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

Research and development expenses decreased 30.9% to $5.0 million in the first nine months of fiscal 2003 from $7.2 million in the first nine months of fiscal 2002. The majority of the decrease in research and development expenses represented lower development costs associated with 844/X, which shipped in April 2002. We currently anticipate our research and development expenses will decrease in absolute dollars in fiscal 2003 versus fiscal 2002 because we believe that ongoing maintenance costs and the cost of improvements to 844/X will not be as high in fiscal 2003 as the development costs to create the first version of the product.

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

Selling and marketing expenses decreased 32.4% to $4.5 million in the first nine months of fiscal 2003 from $6.6 million in the first nine months of fiscal 2002. In the first half of fiscal 2002, we were preparing for the introduction of 844/X and incurred significant marketing expenses in connection with these activities. These product-launch activities and the expenses associated with them, occurred in the first and second quarters of fiscal 2002. In the first nine months of fiscal 2003 there were no product launch activities still ongoing and the marketing expenses incurred in the period were in support of ongoing promotion and sales of 844/X, which are considerably less than the initial product launch expenses. We currently anticipate that our selling and marketing expenses will decrease in absolute dollars in fiscal 2003 versus fiscal 2002 as we execute our strategy of leveraging the indirect channel of resellers we developed in fiscal 2002 to sell 844/X. Also, in the first half of fiscal 2002, we incurred significant marketing expenses related to the introduction of 844/X and, while we plan to continue aggressively marketing 844/X, we believe our marketing costs in fiscal 2003 will be less than fiscal 2002.

General and administrative. General and administrative expenses consist primarily of salaries and related benefits, travel and outside services for human resources, finance, information technology, legal, and other administrative functions. General and administrative expenses decreased 44.2% to $1.9 million in the first nine months of fiscal 2003 from $3.3 million in the first nine months of fiscal 2002. The decrease in general and administrative expenses resulted primarily from lower expenses in the following categories: legal fees; employee-related; occupancy; and outside services. We currently anticipate that our general and administrative expenses will decrease in fiscal 2003 compared to fiscal 2002 as we align our expense structure with anticipated revenue levels.

Amortization of intangible assets. We recorded amortization expense of $1.0 million in the first nine months of fiscal 2002 related to the acquisitions of Wired, Inc. and certain assets of Integrated Computing Engines, Inc. During fiscal 2002, we expensed all remaining goodwill related to these acquisitions and, therefore, there was no amortization expense in the first nine months of fiscal 2003.

Accelerated depreciation and amortization of property and equipment. We recorded a charge of $849,000 in the first nine months of fiscal 2002 related primarily to leasehold improvements at our previous facility in Marlborough, Massachusetts. During the second quarter of fiscal 2002 we completed our relocation from this facility to a new facility, also located in Marlborough, Massachusetts, better suited to meet our needs. As a result of this decision and the signing of a lease for the new facility we amortized the remaining book value as of the beginning of fiscal 2002 of all leasehold improvements, furniture and fixtures over the remaining months in fiscal 2002 (four) that we occupied our previous facility and, therefore, there was no such charge in the first nine months of fiscal 2003.

Restructuring expense. We recorded restructuring expense of $193,000 in the first nine months of fiscal 2003 related to a reduction in force plan implemented during the second quarter of fiscal 2003 in an effort to reduce our operating costs going forward. We estimate annual savings as a direct result of this plan of approximately $1.6 million. In the first nine months of fiscal 2002, we recorded restructuring expense of $299,000 related to a reduction in force.

Settlement of litigation. We agreed to settle litigation brought against us by the former shareholders of Wired, Inc., a company we acquired in December 1999. As part of the settlement, we assigned all rights to the Wired product line, intellectual property relating to Wired products and on-hand inventory related to the Wired product line to the former shareholders. Wired granted us an irrevocable license to use the source code, technology, know how and intellectual property; provided, however, the license does not include the right to sell Wired products or any equivalent products incorporating the source code, technology, know how and intellectual property. In addition, we agreed to provide limited manufacturing and marketing support to the former shareholders. In exchange for all these items, we will receive a royalty of 5% of adjusted gross sales of the assigned products, not to exceed $1.2 million, plus the cost of the inventory assigned. This agreement resulted in a write-off of the remaining goodwill created through the acquisition of Wired. There was no similar expense recorded in the first nine months of fiscal 2003. Litigation settlement of $924,000, included in the Consolidated Statements of Operations for the first nine months of fiscal year 2002, represents the cost of inventory transferred, the net book value of remaining intangible assets associated with the acquisition, legal fees associated with the settlement, less a reimbursement related to the litigation from the Company’s insurance carrier.

Interest income, net. Interest income, net, decreased 74.0% to $38,000 in the first nine months of fiscal 2003 from $146,000 in the first nine months of fiscal 2002. The decrease in interest income, net, resulted from lower cash and cash equivalents due primarily to the net loss incurred in fiscal 2002 and the first nine months of fiscal 2003. We currently anticipate that interest income will decline in fiscal 2003 versus 2002 due to lower cash levels.

Other income, net. Other income, net decreased 44.4% to $217,000 for the first nine months of fiscal 2003 from $390,000 for the first nine months of fiscal 2002. Other income, net primarily consists of foreign exchange gains on intercompany transactions with our foreign subsidiaries. Gains and losses on our intercompany transactions with our foreign subsidiaries are impacted by changes in the value of the U.S. dollar relative to certain European currencies.

Tax provision or benefit. We did not record a tax provision or benefit in the first nine months of fiscal 2003. In the first nine months of fiscal 2002, we recorded a tax benefit of $102,000 related to a tax refund received in the period.

Net loss. As a result of the above factors, we recorded a net loss in the fist nine months of fiscal 2003 in the amount of ($4.6) million, or ($0.35) per share, compared to a net loss of ($11.8) million, or ($0.92) per share, in the first nine months of fiscal 2002.

Dividend payable to preferred stockholder. We recorded a dividend payable to our preferred stockholder of $89,000 in the first nine months of fiscal 2003 versus $0 in the first nine months of fiscal 2002. In May 2003, we issued preferred stock in a private placement to raise capital to fund ongoing operations.

Accretion of convertible preferred stock. We recorded an expense of $457,000 for the nine months ended August 31, 2003 for the beneficial conversion feature of the convertible preferred stock we issued in May 2003. There was no such expense recorded for the nine months ended August 31, 2002.

Net loss attributable to common stockholders. As a result of the above factors, we recorded a net loss attributable to common stockholders in the first nine months of fiscal 2003 in the amount of ($5.2) million, or ($0.39) per share, compared to a net loss attributable to common stockholders of ($11.8) million, or ($0.92) per share, in the first nine months of fiscal 2002.

Liquidity and Capital Resources

As of August 31, 2003, our principal sources of liquidity included cash, cash equivalents and marketable securities totaling approximately $1.2 million. This was a decrease of approximately $1.6 million of cash, cash equivalents and marketable securities since the end of our previous fiscal quarter, which ended May 31, 2003. Additionally, we have restricted cash of approximately $215,000 relating to several letters of credit.

During the first nine months of fiscal 2003, cash used in operating activities was approximately $4.2 million compared to cash used in operating activities of approximately $13.1 million for the first nine months of fiscal 2002. Cash used in operations during the first nine months of fiscal 2003 included a net loss attributable to common stockholders of $4.7 million including depreciation and amortization of $974,000 and was affected by changes in assets and liabilities including decreases in accrued expenses of $3.0 million, deferred revenue of $1.7 million, accounts payable of $584,000 and prepaid expenses and other current assets of $245,000. These uses of cash were offset by decreases in restricted cash of $3.0 million (which is related to the decrease in accrued expenses of $3.0 million due to the payment to McRoberts as discussed in Note 9), inventories of $1.4 million and accounts receivable of $732,000. We ended the first nine months of fiscal 2003 with days sales outstanding (DSO) of 46. At the end of fiscal 2002, DSOs were 84 due to the deferral of 844/X revenue from the fourth quarter of fiscal 2002 to the first quarter of fiscal 2003.

Net cash used in investing activities was $284,000 for the first nine months of fiscal 2003 compared to $1.0 million for the first nine months of fiscal 2002. Cash used in investing activities for the first nine months of fiscal 2003 was primarily for purchases of capital equipment of $378,000 and purchases of intangible assets of $32,000, partially offset by net proceeds from sales of marketable securities of $126,000.

Net cash provided by financing activities during the first nine months of fiscal 2003 was $1.2 million compared to $621,000 for the first nine months of fiscal 2002. In the first nine months of fiscal 2003, cash provided by financing activities resulted from the sale of preferred stock of $1.0 million and from proceeds from the issuance of common stock pursuant to stock plans of $140,000.

At August 31, 2003, our contractual cash obligations were as follows:

	Total	Less than 1 year	1 –5 years
Lease commitments	$1,360,000	$659,000	$701,000
Inventory commitments	$481,000	$481,000	$—

In addition to the above contractual obligations, the Company has other contractual obligations. The Company has entered into indemnification agreements with the non-employee members of the Board of Directors. Additionally, the Company has from time to time entered into employment and executive retention agreements with certain employees and executive officers, which, among other things, include certain severance and change of control provisions. Under the terms of the Company’s standard product license and sale contracts, the Company indemnifies its customers for the potential liability associated with the infringement of other parties’ technology based upon the Company’s products. There is a possibility that the Company may be liable to any of its customers in the event that there is infringement occurring. The Company is not aware of any infringement related to the Company’s technology, and therefore has not accrued any amounts for the replacement or refund of any software products sold through August 31, 2003.

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

We have recently raised additional capital to fund operations and may need to raise more capital within the next 12 months through the sale of debt or equity securities to fund future operations, develop new and enhance existing products and services, or acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders may be reduced, our stockholders may experience additional dilution, and such securities may have rights, preferences or privileges senior to those of our existing stockholders (see Cautionary Statements for additional details). On September 22, 2003, Nasdaq notified us that we do not comply with the minimum listing requirement and denied our request for continued listing on The Nasdaq SmallCap Market. We appealed this decision and a hearing has been scheduled for October 23, 2003 to address this issue. If we are delisted from The Nasdaq SmallCap Market, our ability to raise additional capital may become more difficult and additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms our ability to fund existing operations and expansion, take advantage of unanticipated opportunities or develop or enhance our products or services would be significantly limited and we may need to revise our operating plan to reduce operating expenses further. The Company’s ability to continue to operate as a going concern through at least the next 12 months is contingent upon the achievement of forecasted revenue growth from its 844/X product and management’s ability to manage expenses consistent with actual revenues achieved. Although the Company has raised approximately $2.5 million from a current investor, management does not believe these funds will be sufficient to sustain operations for at least the next 12 months without the attainment of planned revenue growth, a further reduction in operating expenses, or both. If management is unable to reduce expenses to manageable levels to support its current and anticipated revenue levels, the Company will begin to explore alternatives relating to either raising additional capital or a sale of all or part of the Company’s business.

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

History of Losses and Negative Cash Flows, Expect to Incur Losses in the Future and May Not Achieve or Maintain Profitability. We have incurred substantial operating losses during the past fiscal year and in four of the past five fiscal years, have experienced negative cash flow from ongoing operations in the last fiscal year ended November 30, 2002, and we expect to incur operating losses and negative cash flows for at least the first half of fiscal 2003. We incurred a loss from continuing operations of approximately $4.7 million for the first nine months of fiscal 2003 ended August 31, 2003 and as of August 31, 2003 we had an accumulated deficit of approximately $219.0 million.

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

In addition, we expect that we will continue to experience negative operating cash flow in the fourth quarter of fiscal 2003. Depending on future cash flow, we may need to raise additional capital in the future to meet our cash requirements and we may not be able to find additional financing, if required, on favorable terms or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund existing operations and expansion, take advantage of unanticipated opportunities or develop or enhance our products or services would be significantly limited and we may need to revise our operating plan to reduce operating expenses further.

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

Possibility of NASDAQ Delisting. On May 27, 2003, our stock began trading on The Nasdaq SmallCap Market. At that time, we satisfied all of the listing requirements; however, in order for our stock to remain listed on this stock exchange we must maintain minimum listing requirements including a minimum stock price of $1.00 for 30 consecutive days and minimum stockholders’ equity of $2.5 million. As of August 31, 2003, our stockholders’ equity was negative $695,000 and therefore does not meet the minimum listing requirements to remain listed on The Nasdaq SmallCap Market. We have recently raised a total of $2.5 million in additional capital and plan to classify this capital in stockholders’ equity in the fourth quarter of fiscal 2003, bringing total stockholders’ equity to approximately $1.8 million. This amount is still below the minimum amount required for continued listing and, therefore, we need to raise the additional capital to comply with the minimum-listing requirement for stockholders’ equity. On September 22, 2003, Nasdaq notified us that we do not comply with the minimum listing requirement and denied our request for continued listing on The Nasdaq SmallCap Market. We appealed this decision and a hearing has been scheduled for October 23, 2003 to address this issue. There can be no assurance that we will be able to take actions sufficient to achieve or maintain compliance with the continued listing criteria of The Nasdaq SmallCap Market. As a result, the price and liquidity of our common stock could be adversely affected, our ability to access the capital markets would likely be more limited, and our ability to generate new sales of our products may be adversely affected and may cause existing customers and vendors to question our viability. Additionally, our stock may be subject to “penny stock” regulations.

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

Dependence on Key Personnel. We believe that our future success will depend on our continued ability to attract and retain qualified employees, especially in research and development and sales. Our inability to attract and retain qualified personnel on a timely basis, or the departure of key employees could have a material adverse affect on our business and operating results and negatively affect the price of our common stock. In addition, if we are unable to maintain existing sales levels or achieve internal sales projections we may implement an employee reduction program, which may result in the termination of key personnel necessary to maintain certain functions or operations for the Company. The loss of key personnel will have a negative effect on our future results and reduce our ability to achieve projected sales levels and profitability.

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

Risks Associated With Development and Introduction of New Products. If we are not successful in developing and introducing new products to the markets we serve our business and operating results will suffer. In April 2002, we began shipping 844/X, and currently this new product generates greater than 50% of the revenue from product sales. If the adoption of 844/X is slower than we anticipate or if there are delays in releasing subsequent versions of 844/X, our current revenue expectations may be too high and our operating results may be negatively affected. In addition, new product announcements by our competitors and other new product announcements by us could have the effect of reducing customer demand for our existing products. Also, when we introduce new or enhanced products we must effectively manage the transitions from existing products to minimize disruption of orders from our customers. New product introductions require us to devote time and resources to the training of our sales channel in the features and target customers for such new products, which efforts could result in less selling efforts being made by the sales channel during such training period. Our failure to effectively manage new product announcements or introductions could contribute to significant quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline and, as a result, our operating results will suffer.

Dependence on and competition with Apple Computer, Inc. As a competitor, Apple Computer, Inc. (“Apple”) could, in the future, inhibit our ability to develop our products that operate on the Macintosh platform. Additionally, new products and enhancements to existing products from Apple such as Final Cut Pro could cause customers to delay purchases of our products or alter their purchase decision altogether. Furthermore, as the sole supplier of Macintosh computers, Apple could cause a disruption in the availability of these computers, which could cause customers to defer or alter their purchase of our products. We rely on access to key information from Apple to continue development of our products and any failure to continue supplying our engineers with this information could have a material adverse affect on our business and financial results and negatively affect the price of our common stock.

Dependence on Microsoft Corporation. Many of our products operate in the Windows environment and our engineers depend upon access to information in advance from Microsoft Corporation (“Microsoft”). Any failure to continue supplying our engineers with this information could have a material adverse affect on our business and financial results and negatively affect the price of our common stock.

Rapid Technological Change. Rapidly changing technology, evolving industry standards and frequent new product introductions characterize the market for our products. Our future success will depend in part upon our ability to enhance existing products and to introduce new products and features in a timely manner to address customer requirements, respond to competitive offerings, adapt to new emerging industry standards and take advantage of new enabling technologies that could render our existing products obsolete. We plan to continue to invest in research and development, in connection with our development strategy. Any delay or failure on our part in developing additional new products or features for existing products or any failure of such new products or features to achieve market acceptance, could have a material adverse effect on our business and operating results and our stock price may suffer.

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

Dependence on Direct Sales. We recently hired a number of new sales and sales support personnel in the United States to sell 844/X directly to end users. In addition, we opened a number of sales offices in the United States to support this effort. These actions have increased our selling expenses and there can be no assurance that these efforts will be successful in generating higher sales of 844/X. Any significant failure on our part to generate higher sales of 844/X through direct sales to end users may have a material adverse effect on our business and operating results and negatively affect the price of our common stock.

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

Stock Price Volatility. The trading price of our common stock has been highly volatile and has fluctuated significantly in the past. During the fiscal year ended November 30, 2002 our stock price fluctuated between a low of $0.35 per share and a high of $3.75 per share. We believe that the price of our common stock may continue to fluctuate significantly in the future in response to a number of events and factors relating to our company, our competitors, and the market for our products and services, many of which are beyond our control, such as, variations in our quarterly operating results; changes in financial estimates and recommendations by securities analysts; changes in market valuations of companies in our markets; announcements by us or our competitors of significant products, acquisitions, or strategic partnerships; failure to complete significant business transactions; departures of key personnel; purchases or sales of common stock or other securities by us; or news relating to trends in our markets. In addition, on September 22, 2003, Nasdaq notified us that we do not comply with the minimum listing requirement and denied our request for continued listing on The Nasdaq SmallCap Market. Any change in the listing of our stock could increase the volatility of our share price. Also, the stock market in general, and the market for technology companies in particular, has experienced extreme volatility over the past 12 months. This volatility has often been unrelated to the operating performance of particular companies. These broad and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance.

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

(iii) On October 12, 1999, a lawsuit was filed against the Company by McRoberts Software, Inc. (“MSI”) in the United States District Court for the Southern District of Indiana. The complaint alleged copyright infringement, breach of contract, and trade secret misappropriation. The complaint included requests for unspecified monetary damages and enhanced damages, interest, costs and fees. An unfavorable verdict was filed on February 25, 2002 against the Company in the amount of $2.5 million. The Company and MSI filed post-trial motions. Those motions were ruled upon with the trial court reducing the total amount awarded by the jury but assessing prejudgment interest and attorney’s fees. The Company appealed the entire judgment to the United States Court of Appeals for the Seventh Circuit and on May 14, 2003 the appeal court rendered a decision in favor of McRoberts. As part of its decision, the appellate court reinstated a $300,000 trade secret component of damages. On May 29, 2003, the Company released approximately $2.8 million from escrow and later paid the remaining $39,000 escrow and an additional $261,000 from unrestricted cash to pay the judgment. McRoberts motion seeking attorneys’ fees of approximately $90,000 for the appeal was denied. McRoberts is seeking pre-judgment and post-judgment interest on its trade secret award in an amount yet to be quantified. Claims for interest remain in dispute and have not been provided for the accompanying financial statements at August 31, 2003.

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

The Company held a Special meeting of stockholders on August 22, 2003, at which the stockholders approved the following proposals by the number of shares of common stock voted below:

Proposal

	Number of Shares
(1)	Voted For	Voted Against	Abstained	Broker Non-Votes
To approve the issuance and sale of 1,455 shares of The Company’s series A convertible preferred stock In a private placement	6,004,245	517,713	39,291	—

Item 6.	Exhibits and Reports on Form 8-K

a) Exhibits

Exhibits required as part of this Quarterly Report on Form 10-Q are listed on the exhibit index on page 33.

b) Reports on Form 8-K

On June 26, 2003, the Company filed a report on Form 8-K under Item 9 incorporating its press release announcing second quarter 2003 results. In accordance with interim guidance issued by the Securities and Exchange Commission on March 27, 2003, the information in the Form 8-K, which the Company intended to furnish under Item 12 was furnished under Item 9.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Media 100 Inc.

Date:	October 15, 2003	By:	/s/ Steven D. Shea
Steven D. Shea Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certifications pursuant to 18 U.S.C. Section 1350.